Form 10-K
period 2021-12-31
Ponce Financial Group, Inc.
filed 2022-03-31
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-41255

Ponce Financial Group, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	87-1893965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2244 Westchester Avenue Bronx, NY	10462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (718) 931-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PDLB	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting  under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021 was $0.

As of March 30, 2022, the registrant had 24,724,274 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 25, 2022, are incorporated into Part III hereof.

Auditor Firm Id: 339Auditor Name: Mazars USA LLPAuditor Location: New York, New York, USA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of its loan and investment portfolios; and
•	estimates of the risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our  customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;

•	changes in consumer spending, borrowing and savings habits;
•	general economic conditions, either nationally or in the market areas, that are worse than expected;
•	the Company’s ability to manage market risk, credit risk and operational risk in the current economic environment;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	the ability to access cost-effective funding;
•	fluctuations in real estate values and real estate market conditions;
•	demand for loans and deposits in the market area;
•	the Company’s ability to implement and change its business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce the Company’s margins and yields, its mortgage banking revenues, the fair value of financial instruments or the level of loan originations, or increase the level of defaults, losses and prepayments on loans the Company have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the impact of the Dodd-Frank Act and the implementing regulations;
•	changes in the quality or composition of the Company’s loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third party providers to perform as expected;
•	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;
•

the Company’s ability to successfully integrate into its operations, any assets, liabilities, customers, systems and management personnel the Company may acquire and management’s ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

ii

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	the Company’s ability to retain key employees;
•	the Company’s compensation expense associated with equity allocated or awarded to its employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that the Company may own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is under no duty to and does not assume any obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. Business

Ponce Financial Group, Inc.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp pursuant to the completion of the conversion and reorganization of Ponce Bank Mutual Holding Company from the mutual holding company to the stock holding company form of organization that was effective on January 27, 2022 (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”), is the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federally chartered stock savings association. The Company is authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. PDL Community Bancorp was a Financial Holding Company under the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Company anticipates that it will elect Financial Holding Company status and request Federal Reserve Board notification of effectiveness so that it may exercise such powers as are permitted by applicable laws and regulations.

The Company’s cash flow is dependent on earnings from investments and any dividends received from Ponce Bank. Ponce Financial Group, Inc. does not own nor lease any property, but instead uses the premises, equipment and furniture of Ponce Bank. At the present time, the Company employs only persons who are officers of Ponce Bank to serve as officers of Ponce Financial Group, Inc. It uses the support staff of Ponce Bank from time to time. These persons are not separately compensated by Ponce Financial Group, Inc. Ponce Financial Group, Inc. may hire additional employees, as appropriate, to the extent it so determines in the future.

The Company’s executive office is located at 2244 Westchester Avenue, Bronx, New York 10462, and the telephone number at that address is (718) 931-9000.

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Ponce Financial Group, Inc. is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files, and PDL Community Bancorp did file, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports as required with the SEC. The SEC website, www.sec.gov, provides access to all Company and PDL Community Bancorp filings which have been filed electronically. Additionally, the Company’s and PDL Community Bancorp’s SEC filings and additional shareholders’ information are available free of charge on the Bank’s website, www.poncebank.com (within the Investor Relations section). The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this annual report.

The Company’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “PDLB.”

Ponce Bank

Ponce Bank is a federally-chartered stock savings association headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” In 2017, the Bank adopted its current name. The Bank is designated as a Minority Depository Institution (“MDI”) and a Community Development Financial Institution (“CDFI”) under applicable regulations and is a certified Small Business Administration (“SBA’) lender.

The Company’s business is conducted through the administrative office and 13 full service banking offices and 5 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (2) and Brooklyn (1), New York and Englewood Cliffs (1) and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties, construction and land, and in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, as well as, mortgage-backed securities, corporate bonds and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets, NOW/IOLA accounts, reciprocal deposits and certificates of deposit accounts.

Mortgage World Bankers, Inc.

On January 26, 2022, the assets and liabilities of Mortgage World Bankers, Inc. (“Mortgage World”),  a wholly owned subsidiary of PDL Community Bancorp, were transferred to the Bank. Except for the winding up of its operations, Mortgage World ceased to conduct business as a separate entity at that time. Mortgage World was a mortgage banking entity subject to the comprehensive regulation and examination of the New York State Department of Financial Services. The primary business of Mortgage World was the taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they were sold to investors. The Company intends that the Bank will continue this mortgage banking business as a division of the Bank.

Business Strategy

The Company’s goal is to provide long-term value to our stockholders, customers, employees and the communities we serve (collectively our “stakeholders”) by executing a safe and sound business strategy that produces increasing value. The Company believes there is a significant opportunity for an immigrant community-focused, minority directed bank to provide a full range of financial services to commercial and retail customers in our market area and other similar communities.

Our current business strategy consists of the following:

•

Continue to expand our multifamily and nonresidential loans. The additional capital raised as part of our recent conversion and reorganization increased our capacity to originate multifamily and nonresidential loans. Under our current board approved loan concentration policy, such loans, including construction and land loans, shall not exceed 400% of our total risk-based capital. Most multifamily and nonresidential loans are originated with adjustable rates and, as a result, these loans are expected to change loan yields due to their shorter repricing terms compared to longer-term fixed-rate loans.

•

Community lending programs. The Bank is an authorized direct lender under the SBA and a CDFI. Both of these programs, combined with our pre-existing products, bolster the Bank’s commitment to continue to serve the communities that it has supported over the past sixty years.

•

Continue to increase core deposits, with an emphasis on low cost commercial demand deposits, and add non-core funding sources. Deposits are the major source of balance sheet funding for lending and other investments. Certificates of deposit, brokered deposits, and listing service deposits supplement the Bank’s funding base. We have made significant investments in new products and services, marketing programs, personnel, our branch distribution system as well as enhancing our electronic delivery solutions in an effort to become more competitive in the financial services marketplace and attract more core deposits. Core deposits are our least costly source of funds and represent our best opportunity to develop customer relationships that enable us to cross-sell our enhanced products and services.

•

Manage credit risk to maintain a low level of nonperforming assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. The majority of our non-performing assets have been related to one-to-four family residential loans and, to a lesser extent, multifamily residential loans, and construction and land loans. We continue to focus on enhancing our credit review function, adding both personnel and ancillary systems, in order to be able to evaluate more complex loans and better manage credit risk, to further support our intended loan growth.

•

Expand our employee base to support future growth. We have already made significant investments in our employee base. However, we will continue to work to attract and retain the necessary talent to support increased lending, deposit activities and enhanced information technology.

•

Improving our digital presence and streamline the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We have and intend to continue to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain Technologies, Inc. (“Grain”). Grain’s product is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. We have deployed a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc (“LendingFront”). The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables us to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The Company also established a relationship with SaveBetter, LLC (“SaveBetter”), a fintech startup focusing on brokered deposits.

•

Grow organically and through opportunistic bank or other acquisitions. We focus primarily on organic growth as a lower-risk means of deploying our capital. We will fund improvements in our operating facilities and customer delivery services in order to enhance our competitiveness. Opportunistic acquisition and/or partnership opportunities are explored if we believe they would enhance the value of our franchise and yield potential financial benefits for our stakeholders. Although we believe opportunities exist to increase our market share in our current market areas, we will also consider expanding into other markets, enlarging our current branch network, or adding loan production offices, provided we believe such efforts would enhance our competitive standing.

For additional information related to our business strategies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Vision 2025 Evolves."

Employees and Human Capital Resources

As of December 31, 2021, the Company had 217 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries and other compensation in its market area.

The Company encourages and supports the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

The Company is responsible for creating an equitable workplace ensuring diversity at all management levels. The Company prides itself on establishing a diverse workforce that serves our diverse customer base in the New York metro area. The Company’s inclusion and diversity program focuses on its workforce, workplace, and community. The Company believes that its business is strengthened by a diverse workforce that reflects the commuities in which it operates. The Company believes that all of its team members should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics. The Company has also broadened its focus on inclusion and diversity by including social and racial equity in its conversations and equipping and empowering its team leaders with appropriate tools and training.

While it appears the COVID-19 pandemic is likely to enter into an endemic stage, related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. Throughout 2020 and continuing into 2021 in response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home when possible, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of December 31, 2021, all of our customer locations are open and the majority of our employees have returned to the office.

Market Area

The Bank is headquartered in the Bronx, New York, with a primary market in the other boroughs of New York City (excluding Staten Island) and Hudson County, New Jersey. The size and complex nature of the geographic footprint makes for diverse demographics that continue to undergo significant changes, in terms of economic, racial, ethnic and age parameters, all with potentially substantial long-term institutional ramifications.

The Bank’s primary deposit base includes a large and stable base of locally employed blue-collar workers with low-to-medium income, middle-aged, and with limited investment funds. Within the base of locally employed blue-collar workers there is a significant, and growing, portion of recently immigrated, younger, lower-skilled laborers. The influx of immigrant lower-skilled workers, however, has been hampered by the increases in rental rates in the rental housing market within the New York City metropolitan area.

Another significant customer segment of the Bank consists of middle aged and older white-collar, high-income individuals, many of whom are self-employed real estate investors and developers. They constitute a large percentage of the borrowing base of the Bank and, increasingly, are becoming the source of a significant percentage of commercial deposits.

The Bank has historically been funded through local community deposits. The Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes demand and money market funds of consumer, commercial and not-for-profit entities, with a decreasing reliance on time deposits. Additionally, the Bank has been using alternative funding sources such as brokered deposits and FHLBNY advances to support loan growth.

The Bank’s market was significantly impacted negatively by the COVID-19 pandemic. The COVID-19 pandemic caused substantial economic slowdowns, leading to unemployment, closures of businesses and other hardships. The federal government response, including lowering of interest rates, SBA Paycheck Protection Program (“PPP”) lending, extended unemployment benefits and business assistance, provided notable economic support, leading to significant economic recovery. During the COVID-19 pandemic, the Bank continued to service the market area.

Competition

The Company faces significant competition within its market area both in originating loans and attracting deposits. There is a high concentration of financial institutions in the market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions whose activities include banking as well as mortgage lending. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are continuing to push for retail deposits and home mortgages. A number of the Bank’s competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Company faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as Radius Bank, Quicken Loans, Freedom Mortgage and many internet financial service providers. The amount of competition facing the Company is extensive and can negatively impact its growth.

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.81% (as of June 30, 2021) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating real estate-secured loans, including one-to-four family investor-owned and owner-occupied residential, multifamily residential, nonresidential property, construction and land loans, and commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. The Bank has entered into a partnership with Grain. Through Grain, the Bank provides a consumer line of credit using a mobile application geared nationally to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. These loans are reflected in the consumer loan portfolio. During 2021 and 2020, the Bank focused on making PPP loans within its market area, to both customers and non-customers. Subject to market conditions and its asset-liability analysis, the Bank looks to maintain its emphasis on multifamily residential and nonresidential property loans while growing the overall loan portfolio and increasing the overall yield earned on loans.

Lending activities are conducted primarily by the Bank’s salaried loan officers operating at its main and branch office locations as well as remotely. It also conducts lending activities through its subsidiary Ponce De Leon Mortgage Corporation. All loan originations are underwritten pursuant to the Bank’s policies and procedures. The Bank currently intends that substantially all of its mortgage loan originations will have adjustable interest rates. For its non-PPP business loan originations, variable rate pricing is offered based on prime rate plus a margin.

Mortgage World’s lending activities consisted of taking applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they were sold to investors. At December 31, 2021 and 2020, 27 loans and 70 loans related to Mortgage World in the amount of $15.8 million and $34.4 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. Because of Mortgage World’s business and that all of its loans were held for sale, they are not included in the discussion that follows. See Note 13, “Fair Value” of the Notes to the accompanying Consolidated Financial Statements.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2021 and 2020 were $118.9 million and $101.1 million, respectively.

	At December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$317,304	24.01%	$319,596	27.27%	$305,272	31.60%	$303,197	32.61%	$287,158	35.51%
Owner-occupied	96,947	7.33%	98,795	8.43%	91,943	9.52%	92,788	9.98%	100,854	12.47%
Multifamily residential	348,300	26.34%	307,411	26.23%	250,239	25.90%	232,509	25.01%	188,550	23.31%
Nonresidential properties	239,691	18.13%	218,929	18.68%	207,225	21.45%	196,917	21.18%	151,193	18.70%
Construction and land	134,651	10.19%	105,858	9.03%	99,309	10.28%	87,572	9.42%	67,240	8.31%
Total mortgage loans	1,136,893	86.00%	1,050,589	89.64%	953,988	98.75%	912,983	98.20%	794,995	98.30%
Nonmortgage loans:
Business loans (1)	150,512	11.38%	94,947	8.10%	10,877	1.13%	15,710	1.69%	12,873	1.59%
Consumer loans (2)	34,693	2.62%	26,517	2.26%	1,231	0.12%	1,068	0.11%	886	0.11%
Total nonmortgage loans	185,205	14.00%	121,464	10.36%	12,108	1.25%	16,778	1.80%	13,759	1.70%
Total loans, gross	1,322,098	100.0%	1,172,053	100.00%	966,096	100.00%	929,761	100.00%	808,754	100.00%

Net deferred loan origination costs	(668)		1,457		1,970		1,407		1,020
Allowance for loan losses	(16,352)		(14,870)		(12,329)		(12,659)		(11,071)

Loans receivable, net	$1,305,078		$1,158,640		$955,737		$918,509		$798,703
(1)	As of December 31, 2021 and 2020, business loans include $136.8 million and $85.3 million, respectively, of PPP loans.
(2)	As of December 31, 2021 and 2020, consumer loans include $33.9 million and $25.5 million, respectively, related to Grain.

At December 31, 2021, there were no mortgage loans held for sale related to the Bank. At December 31, 2020, there was one mortgage loan held for sale, at fair value, in the amount of $1.0 million related to the Bank.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2021, excluding mortgage loans held for sale.

At December 31, 2021
Loan Type	# of Loans	Principal Balance	% of Portfolio
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-owned	524	$317,304	24.01%
Owner-occupied	233	96,947	7.33%
Multifamily residential	315	348,300	26.34%
Nonresidential properties	199	239,691	18.13%
Construction and land
Construction 1-4 Investor	2	2,046	0.15%
Construction Multifamily	27	116,645	8.82%
Construction Nonresidential	4	15,045	1.14%
Land loan	1	915	0.07%
Nonmortgage loans:
Business loans
C&I lines of credit	50	4,497	0.34%
C&I loans (term)	14	9,244	0.70%
PPP loans	1606	136,771	10.34%
Consumer loans
Unsecured (1)	59,203	34,220	2.59%
Passbook	67	473	0.04%
Grand Total	62,245	$1,322,098	100.00%
(1)	Includes 59,180 loans totaling $33.9 million which were outstanding and serviced by the Bank pursuant to its arrangement with Grain.

One-to-four Family Investor-Owned Loans. At December 31, 2021, one-to-four family investor-owned loans were $317.3 million, or 24.0% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represent’s the Bank’s second largest lending concentration. The majority of the portfolio, $280.9 million, or 88.5%, are two-to-four family properties (445 accounts), while the remaining $79.0 million, or 11.5%, are primarily single family, non-owner-occupied investment properties (79 accounts). Of the three largest loans in this category, two loans had outstanding balances of $3.0 million each and one loan had an outstanding balance of $2.8 million. In this category, loans totaling $124.5 million, or 39.3%, are secured by properties located in Queens County, $108.8 million, or 34.3%, in Kings County, $33.3 million, or 10.5%, in Bronx County, $12.1 million, or 3.8%, in Westchester County, $12.0 million, or 3.8%, in New York County and $6.3 million, or 2.0%, in Nassau County. The rest of this category, less than 6.3%, is spread out in other counties and no other concentration exceeded $5.5 million, or 0.4%.

The Bank imposes prudent underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios (“LTVs”) of 70% on purchases and 70% on refinances, a required minimum debt service coverage ratio (“DSCR,” net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis or by the inclusion of the owner(s) as co-borrower(s). In addition, all origination of such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five-year adjustable rates. Because of the COVID-19 pandemic, the Bank adopted temporary guidelines lowering LTVs by 5 percentiles and increasing DSCRs by 10 percentiles.

One-to-four family investor-owned real estate loans involve a greater degree of risk than one-to-four family owner-occupied real estate loans. Rather than depending on the borrower’s repayment ability from employment or other income, the borrower’s repayment ability is primarily dependent on ensuring that a tenant occupies the investor property and has the financial capacity to pay sufficient rent to cover the borrower’s debt. In addition, if an investor borrower has several loans secured by properties in the same market, the loans have risks similar to a multifamily real estate loan and repayment of those loans is subject to adverse conditions in the rental market or the local economy.

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $96.9 million, or 7.3% of the Bank’s total loan portfolio at December 31, 2021. The three largest loans outstanding in this category had outstanding balances of $2.0 million, $1.9 million and $1.7 million. There are 21 loans with an outstanding balance in excess of $1.0 million, totaling $27.2 million, or approximately 28.0% of this category. At December 31, 2021, approximately $34.1 million, or 35.1%, of this category was secured by properties located in Queens County, $19.1 million, or 19.7%, in Kings County, $9.2 million, or 9.5%, in Nassau County, $7.1 million, or 7.3%, in Bronx County, $6.4 million, or 6.6%, in New York County and $6.4 million, or 6.6%, in Westchester County. The rest of this category, less than 15.2%, is spread out in other counties and no other concentration exceeded $5.8 million, or 0.4%.

It is the Bank’s policy to underwrite loans secured by one-to-four family owner-occupied residential real estate in a manner that ensures strict compliance with Dodd-Frank regulatory requirements. This includes underwriting only mortgages that have a debt-to-income ratio of 43% or less or that meet non-qualified mortgage standards. A Qualified Mortgage is presumed to meet the borrower’s ability to repay the loan. As part of this effort, the Bank employs software that tests each loan for qualified mortgage compliance. As a CDFI, the Bank is authorized to originate non-qualified mortgages. Non-qualified mortgages generally require greater down payments and have higher yields.

The Bank generally limits one-to-four family loans to a maximum loan-to-value ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. As a portfolio lender, the Bank presently does not offer a fixed-rate product. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one or five-year FHLBNY rate. The maximum amount by which the interest rate may increase generally is limited to 2% for the first two adjustments and 5% for the life of the loan.

Multifamily and Nonresidential Loans. At $348.3 million, or 26.3% of the Bank’s total loan portfolio at December 31, 2021, loans secured by multifamily properties represent the Bank’s largest real estate lending category. The nonresidential portfolio accounts for $239.7 million, or 18.1% of the total loan portfolio, and represents the third largest concentration. Combined, the multifamily and nonresidential loan portfolios amount to $588.0 million, or 44.5% of the Bank’s total loan portfolio at December 31, 2021. The three largest loans were $17.9 million, $12.4 million and $10.5 million, with the two largest being multifamily residential, and the other being nonresidential. Of the total of $588.0 million in multifamily and nonresidential loans, 177 loans have balances in excess of $1.0 million and account for $436.4 million, or approximately 74.2%, of this lending concentration. In terms of geographical concentrations, $224.2 million, or 38.1%, are secured by properties located in Queens County, $133.6 million, or 22.7%, in Kings County, $82.3 million, or 14.0%, in Bronx County, $49.0 million, or 8.3%, in New York County, $24.9 million, or 4.2%, in Westchester County and $24.0 million, or 4.1%, in Nassau County. All other concentrations by county, which account for 8.5% of this category, have balances of $8.0 million or less. In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $90.9 million, or 37.9% of the portfolio, industrial and warehouse at $57.1 million, or 23.8%, offices at $27.1 million, or 11.3%, service, doctor, dentist, daycare and schools at $20.6 million, or 8.6%, hotels and motels at $14.7 million, or 6.1%, restaurants at $8.9 million, or 3.7%, churches at $8.8 million, or 3.7%, medical, nursing home and hospital at $8.8 million, or 3.7%, and the rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors when originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal(s) of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and nonresidential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum LTVs on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses) and a DSCR of 1.20%. Because of the COVID-19 pandemic, the Bank adopted temporary guidelines lowering LTVs by 5 percentiles and increasing DSCRs by 10 percentiles. The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages ─ with adjustments based on a spread currently ranging between 2.75% to 3.00% over the five-year FHLBNY rate.

Construction and Land Loans. Construction and land loans totaled $134.7 million, or 10.2%, of the Bank’s total loan portfolio at December 31, 2021, (34 projects), with $116.6 million consisting of multifamily residential (27 projects). In terms of geographical concentrations, $73.2 million, or 54.3%, are secured by properties located in Queens County, $33.6 million, or 22.7%, in Kings County, $7.0 million, or 5.2%, in New York County and $5.2 million, or 3.8%, in Bronx County. At December 31, 2021, loans in process related to construction loans totaled $118.9 million.

The Bank’s typical construction loan has a term of up to 24 months and contains:

•	a minimum of 5% contingency;
•	a minimum of 5% retainage;
•	a loan-to-cost ratio of 70% or less;
•	an end loan loan-to-value ratio of 65% or less;
•	an interest reserve;
•	guarantees of all owners / partners / shareholders of a closely held organization owning 20% or more of company stock or entity ownership; and
•	an option to convert to a permanent mortgage loan upon completion of the project.

The Bank’s approach to the underwriting of construction loans is driven by five factors: analysis of the developer; analysis of the contractor; analysis of the project; valuation of the project; and evaluation of the source of repayment. The developer’s character, capacity and capital are analyzed to determine that the individual or entity has the ability to first complete the project and then either sell it or carry permanent financing. The general contractor is analyzed for reputation, sufficient expertise and capacity to complete the project within the allotted time. The project is analyzed in order to ensure that the project will be completed within a reasonable period of time according to the plans and specifications, and can either be sold, rented or refinanced once completed. All construction loans are supported by appraisals which conform to the Bank’s appraisal policy and affirm the value of the project both “As Is” and “As Completed.” Lastly, the Bank reviews the developer’s cash flow estimations for the project on an “As Completed” basis. These projections are compared to the appraiser’s estimates. Debt service coverage using projected rental net income must be at least 1.2x the estimated debt service when operating at stabilized levels.

Upon closing of the construction loan, the Bank begins monitoring the project and funding requisitions for completed stages upon inspection and confirmation by third party firms, such as engineers, of the work performed and its value and quality. Conversion to permanent financing usually occurs upon a conversion underwriting and receipt of certificates of occupancy, as applicable.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, during the term of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds, with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project, and it may be necessary to hold the property for an indeterminate period of time subject to the regulatory limitations imposed by local, state or federal laws. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.

C&I Loans and Lines of Credit. C&I loans (excluding PPP loans) and lines of credit represent less than 1.0% of the Bank’s total loan portfolio at December 31, 2021. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

Although the Bank’s loan policy allows for the extension of secured and unsecured financing, the Bank usually seeks to obtain collateral when in initial discussions with potential borrowers. Unsecured credit facilities are made only to strong borrowers that possess established track records with the Bank (or come highly recommended) and are supported by guarantors. Guarantees are required of any individual or entity owning or controlling 20% or more of the borrowing entity, with exceptions requiring approval from the Board of Directors. When credits are not secured by a specific lien on an asset, the Bank usually requires a general lien on all business assets as evidenced by a UCC filing. Pricing is typically based on the Wall Street Journal prime rate plus a spread driven by risk-rating variables.

Underwriters are required to identify at least two sources of repayment, usually recommend that loans contain covenants, such as minimum debt service coverage ratios, minimum global debt service coverage ratios, maximum leverage ratios, 30-day “cleanups” or “clean-downs,” as applicable, and must require periodic financial reporting. In addition, every effort is made to set up borrowers with auto-debit for loan payments and strongly encourage them to maintain operating accounts at the Bank.

Lines of credit are typically short-term facilities (12 months) that are provided for occasional or seasonal needs. They are extended to only qualifying borrowers who have established cash flow from operations and a clean credit history. At a minimum, a bi-annual 30-day clean-up, or 75% bi-annual pay-down period is required, although annually is preferred. A clean-up period generally is not required on amortizing secured lines. Guarantors, which are usually required, must have clean credit histories and a substantial outside net worth. Most lines contain an option to convert to a term loan upon maturity.

Secured term loans are long-term facilities extended typically for the purpose of financing the purchase of a long term asset. At a minimum, they will be collateralized by the asset being purchased. They may also be secured by an existing long term business asset or outside collateral pledged by the guarantor or borrower. Unsecured term loans are usually extended only to well-known borrowers who have established strong cash flow from operations and a clean credit history. Although Bank policy allows term loans for up to ten years, the preference is to offer self-amortizing term loans based on a term of no more than five-to-seven years.

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) appropriated $349.0 billion for the PPP. On April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) appropriated another $284 billion for both first and second draw PPP loans bringing the total appropriations for PPP loans to $943.0 billion. The PPP ended on May 31, 2021. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the SBA, have an initial term of up to five years and earn interest at rate of 1%. The Bank continues to expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Over the course of the PPP, the Bank originated a total of 5,340 PPP loans in the amount of $261.4 million. As of December 31, 2021, the Bank had 1,606 PPP loans outstanding totaling $136.8 million, or 10.3% of total loans. As of December 31, 2021, these loans had resulted in $11.7 million in deferred loan fees to be recognized over the life of the respective loans. Of this amount, $8.0 million has been recognized as processing fee income and $3.7 million remains to be recognized over the remaining life of the respective loans.

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans fluctuates based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2021, there were $34.2 million, or 2.6% of total loans, in unsecured consumer loans, of which $33.9 million comprised of 59,180 individual loans were outstanding and are held by the Bank pursuant to its arrangement with Grain. In addition, there were $473,000 in loans with passbook collateral.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	Years Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Total loans at beginning of year	$1,172,053	$966,096	$929,761	$808,754	$651,642
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	42,631	36,522	32,827	38,738	85,333
Owner-occupied	15,346	15,090	9,117	6,430	15,278
Multifamily residential	73,128	90,481	53,288	66,674	51,451
Nonresidential properties	65,463	34,154	37,975	72,926	56,327
Construction and land	109,294	81,465	69,240	55,295	69,011
Total mortgage loans	305,862	257,712	202,447	240,063	277,400
Nonmortgage loans:
Business (1)	122,254	89,110	1,175	5,101	17,873
Consumer (2)	59,760	30,050	755	697	597
Total nonmortgage loans	182,014	119,160	1,930	5,798	18,470
Total loans originated	487,876	376,872	204,377	245,861	295,870
Loans purchased:
Mortgage loans:
1-4 family residential
Investor-owned	5,845	—	—	—	—
Multifamily residential	5,540	—	—	—	—
Total loans purchased	11,385	—	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential
Investor-owned	(5,661)	(781)	(3,520)	(1,759)	(139)
Owner-occupied	—	—	—	(2,502)	(819)
Multifamily residential	(2,299)	(2,748)	—	(535)	—
Nonresidential properties	(2,713)	(510)	(196)	(2,045)	(2,010)
Construction and land	(3,500)	—	—	—	—
Total loans sold	(14,173)	(4,039)	(3,716)	(6,841)	(2,968)
Principal repayments and other	(335,043)	(166,876)	(164,326)	(118,013)	(135,790)
Net loan activity	150,045	205,957	36,335	121,007	157,112
Total loans at end of year	$1,322,098	$1,172,053	$966,096	$929,761	$808,754
(1)	For the years ended December 31, 2021 and 2020, business loans originated include $136.8 million and $85.3 million, respectively, of PPP loans.
(2)	For the years ended December 31, 2021 and 2020, consumer loans originated include $59.3 million and $29.5 million, respectively, pursuant to the Bank’s arrangement with Grain.

Contractual Maturities.  The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	December 31, 2021
	One year or less	More than one year to five years	More than five years	Revolving	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$2,099	$9,369	$305,836	$—	$317,304
Owner-occupied	1,202	2,866	92,879	—	96,947
Multifamily residential	4,783	18,670	324,847	—	348,300
Nonresidential properties	4,947	36,359	198,385	—	239,691
Construction and land	104,668	29,983	—	—	134,651
Total mortgage loans	117,699	97,247	921,947	—	1,136,893
Nonmortgage loans:
Business loans (1)	10,579	137,514	2,419	—	150,512
Consumer loans (2)	55	750	—	33,888	34,693
Total nonmortgage loans	10,634	138,264	2,419	33,888	185,205
Total	$128,333	$235,511	$924,366	$33,888	$1,322,098
(1)	Includes $136.8 million of PPP loans at December 31, 2021.
(2)	Includes $33.9 million of loans which were outstanding and serviced by the Bank pursuant to its arrangement with Grain at December 31, 2021.

The following table sets forth the Bank’s fixed and adjustable-rate loans, excluding mortgage loans held for sale, at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$61,900	$253,305	$315,205
Owner-occupied	37,739	58,006	95,745
Multifamily residential	71,554	271,963	343,517
Nonresidential properties	53,384	181,360	234,744
Construction and land	—	29,983	29,983
Total mortgage loans	224,577	794,617	1,019,194
Nonmortgage loans:
Business loans (1)	136,771	3,162	139,933
Consumer loans (2)	—	34,638	34,638
Total nonmortgage loans	136,771	37,800	174,571
Total	$361,348	$832,417	$1,193,765
(1)	Includes $136.8 million of PPP loans at December 31, 2021.
(2)	Includes $33.9 million of loans which were outstanding and serviced by the Bank pursuant to its arrangement with Grain at December 31, 2021.

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2021 was $23.5 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2021, the Bank complied with these loans-to-one borrower limitations.

At December 31, 2021, the Bank’s largest aggregate exposure to one borrower was $20.5 million with an outstanding balance of $17.9 million. The second and third largest exposures were $18.5 million and $18.0 million with outstanding balances of $14.9 million and $17.9 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $15.8 million, or 56.0% of the lending limit.

The Bank’s real estate lending is subject to written policies, underwriting standards and operating procedures. Decisions on loan requests are made on the basis of detailed applications submitted by the prospective borrower, credit histories that the Bank obtains and property valuations, consistent with the appraisal policy. The appraisals are prepared by outside independent licensed appraisers and reviewed by third parties, all approved by the Board of Directors. The Loan Committee usually reviews appraisals in considering a loan application. The performance of the appraisers is also subject to internal evaluations using scorecards and are assessed periodically. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and all information provided with the application and checklists provided as part of the application package are evaluated by the loan underwriting department.

The real estate lending approval process starts with the processing of the application package, which is reviewed for completeness and then all necessary agency reports are ordered. Upon initial review and preparation of preliminary documents by the processors in the underwriting department, the file is assigned to an underwriter. The underwriters are responsible for presenting the loan request along with a recommendation, to the Loan Committee, and to the Board of Directors when the credit exposure is greater than the Loan Committee’s authority or there are exceptions to the loan policy. If approved, closed and booked, the loan reviewers then undertake the responsibility of monitoring the credit file for the life of the loan by assessing the borrower’s creditworthiness periodically, given certain criteria and following certain operating procedures. An independent third party also performs loan reviews following similar criteria and scope under the oversight of the Audit Committee of the Board of Directors.

The Bank’s non-real estate lending is also subject to written policies, underwriting standards and operating procedures. Decisions on these loans requests are made on the basis of applications submitted by the prospective borrowers credit histories that the Bank obtains where applicable, borrower cash flows, as obtained directly from bank statements and predictive algorithms based on expected cash flows. Certain of these loans maybe wholly or partly collateralized by cash or business assets.

Loans Held for Sale. During the year ended December 31, 2021, the Bank did not originate loans with the intent of selling them into the secondary market.

During the year ended December 31, 2021, Mortgage World loans held for sale, at fair value, included residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. Mortgage World’s intent was to sell these loans on the secondary market. As of December 31, 2021, approximately 4.7% of Mortgage World total originated loan volume was insured and approximately 83.0% of total originated loan volume was sold to three investors. Mortgage World was permitted to close loans in five states and closed approximately 98.6% of its loan volume in New York and New Jersey.

Delinquencies and Non-Performing Assets

Delinquency Procedures. Collection efforts commence the day following the grace period, normally on the 17th of the month.  Those loans that have experienced sporadic late payments over the previous 12 months are reviewed with a greater degree of diligence. Late notices are generated and distributed on the 17th and 30th day of the month. The Collection Department pursues collection efforts up until the 90th day past due. At that time, the Bank usually will initiate legal proceedings for collection or foreclosure unless it is in the best interest of the Bank to work further with the borrower to arrange a suitable workout plan.

Prior to acquiring property through foreclosure proceedings, the Bank will obtain an updated appraisal to determine the fair market value and proceed with net adjustments according to accounting principles. Board of Directors approval is required to pursue a foreclosure.

For the years ended December 31, 2021 and 2020, the Bank collected $81,000 and $100,000, respectively, of interest income on non-accruing troubled debt restructured loans, of which $5,000 and $7,000, respectively, was recognized into income. The remaining interest collected on non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans. The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$321	$2,969	$1,096	$2,222	$1,507	$1,907
Owner-occupied	2,961	471	1,947	1,572	348	1,100
Multifamily residential	1,704	187	—	1,140	—	946
Nonresidential properties	934	1,168	—	—	—	3,272
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	4,036	544	13	100	—	—
Consumer	2,570	1,759	5	497	316	175
Total	$12,526	$7,098	$3,061	$5,531	$2,171	$7,400

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans and non-accrual troubled debt restructured loans. There was no other real estate owned at the dates indicated. Non-accrual loans include non-accruing troubled debt restructured loans of $2.5 million, $3.1 million, $3.6 million, $3.6 million, and $4.6 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively. There were no accruing loans past due 90 days or more at the dates indicated.

	At December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$3,349	$2,808	$2,312	$205	$1,034
Owner-occupied	1,284	1,053	1,009	1,092	2,624
Multifamily residential	1,200	946	—	16	521
Nonresidential properties	2,163	3,776	3,555	706	1,387
Construction and land	917	—	1,118	1,115	1,075
Nonmortgage loans:
Business	—	—	—	—	147
Consumer	—	—	—	—	—
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$8,913	$8,583	$7,994	$3,134	$6,788

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$234	$249	$467	$1,053	$1,144
Owner-occupied	2,196	2,197	2,491	1,987	2,693
Multifamily residential	—	—	—	—	—
Nonresidential properties	100	654	646	604	783
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	2,530	3,100	3,604	3,644	4,620
Total nonaccrual loans	$11,443	$11,683	$11,598	$6,778	$11,408

Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$3,089	$3,378	$5,191	$5,192	$6,559
Owner-occupied	2,374	2,505	2,090	3,456	4,756
Multifamily residential	—	—	—	—	—
Nonresidential properties	732	754	1,306	1,438	1,958
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	14	374	477
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$6,195	$6,637	$8,601	$10,460	$13,750
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans	$17,638	$18,320	$20,199	$17,238	$25,165
Total nonperforming loans to total gross loans	0.87%	1.00%	1.20%	0.73%	1.41%
Total nonperforming assets to total assets	0.69%	0.86%	1.10%	0.64%	1.23%
Total nonperforming assets, accruing loans past due 90 days or more and accruing troubled debt restructured loans to total assets	1.07%	1.35%	1.92%	1.63%	2.72%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

Under OCC regulations, when an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with its classification of assets policy, it regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Classified Loans:
Substandard	$17,317	$20,508	$22,787	$18,665	$22,999
Total classified loans	17,317	20,508	22,787	18,665	22,999
Special mention loans	13,798	19,546	17,355	14,394	5,317
Total classified and special mention loans	$31,115	$40,054	$40,142	$33,059	$28,316

Substandard loans decreased $3.2 million, or 15.6%, to $17.3 million at December 31, 2021 compared to $20.5 million at December 31, 2020.  The decrease of substandard loans was primarily attributable to decreases of $2.7 million in nonresidential loans and $2.5 million in multifamily loans, offset by increases of  $1.1 million in 1-4 family loans and $917,000 in construction and land loans.

Special mention loans decreased $5.7 million, or 29.4%, to $13.8 million at December 31, 2021 compared to $19.5 million at December 31, 2020. The decrease was primarily attributable to $10.6 million in construction and land loans and $514,000 in 1-4 family loans, offset by an increase of $5.3 million in multifamily loans.

Troubled Debt Restructured Loans. The Bank occasionally modifies loans to help borrowers stay current on their loans and to avoid foreclosure. The Bank considers modifications only after analyzing a borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. The Bank generally does not forgive principal or interest on loans, but may do so if it is in its best interest and increases the likelihood that it can collect the remaining principal balance. The Bank may modify the terms of loans to lower interest rates, which may be at below market rates, to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interests.

At December 31, 2021, there were 30 loans modified as troubled debt restructured loans totaling $8.7 million. Of these, six troubled debt restructured loans, totaling $2.5 million, were included in non-accrual loans and the remaining 24 troubled debt restructured loans, totaling $6.2 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring and are accruing interest.

At December 31, 2020, there were 32 loans modified as troubled debt restructured loans totaling $9.7 million. Of these, seven troubled debt restructured loans totaling $3.1 million were included in non-accrual loans and the remaining 25 troubled debt restructured loans, totaling $6.6 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

For the years ended December 31, 2021 and 2020, there were no loans modified to troubled debt restructured.

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 were exempt from troubled debt restructured classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date were not troubled debt restructured. As of December 31, 2021, 4 loans in the aggregate amount of $8.0 million remained subject to this exemption and were in forbearance as a result renewed forbearance. The permitted use of this relief expired on January 1, 2022 and the Bank has made appropriate adjustments which are not material.

Allowance for Loan and Lease Losses

The Bank has approved and maintained an appropriate, systematic and consistently applied process to determine the dollar amounts of the allowance for loan and lease losses (“ALLL”) that is adequate to absorb inherent losses in the loan portfolio and other held financial instruments. An inherent loss, as defined by U.S. Generally Accepted Accounting Principles (“GAAP”), and applicable banking regulations, is an unconfirmed loss that probably exists based on the information that is available as of the evaluation date. It is not a loss that may arise from events that might occur as a result of a possible future event. Arriving at an appropriate allowance involves a high degree of management’s judgment, is inevitably imprecise, and results in a range of possible losses.

The determination of the dollar amounts of the ALLL is based on management’s current judgments about the credit quality of the loan portfolio taking into consideration all known relevant internal and external factors that affect loan payments at the end of each month. The dollar amounts reported each month for the ALLL are reviewed at least quarterly by the Board of Directors. To ensure that the methodology remains appropriate for the Bank, the Board of Directors periodically has the methodology validated externally and causes revisions to be made when appropriate. The Audit Committee of the Board of Directors oversees and monitors the internal controls over the ALLL determination process. The Bank adheres to a safe and sound banking practice by maintaining, analyzing, and supporting an adequate ALLL in accordance with GAAP and supervisory guidance.

The Bank’s ALLL methodology consists of a system designed and implemented to estimate loan and lease losses. The Bank’s ALLL methodology incorporates management’s current judgments about the credit quality of the loan and lease portfolio through a disciplined and consistently applied process.

The Bank’s loan policy requires the following when the Bank calculates the level of ALLL:

•	All loans shall be taken into consideration in the ALLL methodology whether on an individual or group basis.
•

The Bank shall identify all loans to be evaluated for impairment on an individual basis under ASC 310 and segment the remainder of the loan portfolio into groups (pools) of loans with similar risk characteristics for evaluation and analysis under ASC 450.

•	All known relevant internal and external factors that may affect the collection of the loan shall be taken into consideration.
•

All known relevant internal and external factors that may affect loan collectability shall be considered and applied consistently; however, when appropriate, these factors may be modified for new factors affecting loan collectability.

•	The particular risks inherent in different kinds of lending shall be taken into consideration.
•	The current collateral values, less the costs to sell, shall be taken into consideration when applicable.
•	The Bank shall require that competent and well-trained personnel perform the analysis, estimates, reviews and other ALLL methodology functions.
•	The ALLL methodology shall be based on current and reliable information.
•	The ALLL methodology shall be well documented, in writing, with clear explanations of the supporting analyses and rationale.

The ALLL methodology shall include a systematic and logical method to consolidate the loss estimates and ensure the ALLL balance is recorded in accordance with GAAP.

Loan pools with similar risk characteristics. Loss histories are the starting point for the calculation of ALLL balances. Loss histories are calculated for each of the pools by aggregating the historical losses less recoveries within the respective pools and annualizing the number over the determined length of time. The length of time may vary according to the relevance of past periods’ experience to the current period, among other considerations. The Bank currently uses a prior twelve quarter rolling average for its historical loss rates.

Each pool’s historical loss rate is adjusted for the effects of the qualitative or environmental factors. The factors analyzed include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices.

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

•	Changes in the nature and volume of the portfolio and in the terms of loans.
•	Changes in the experience, ability and depth of lending management and other relevant staff.
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.
•	Changes in the quality of the Bank’s loan review system.
•	Changes in the value of underlying collateral for collateral-dependent loans.
•	The existence and effect of any concentration of credit, and changes in the level of such concentrations.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s existing portfolio.

The Bank utilizes a risk-based approach to determine the appropriate adjustments for each qualitative factor. A matrix containing definitions of low, medium, and high risk levels is used to assess the individual factors to determine their respective directional characteristics. These risk levels serve as the foundation for determining the individual adjustments for each factor for each pool of loans.

The qualitative factor adjustments are supported by applicable reports, graphs, articles and any other relevant information to evidence and document management’s judgment as to the respective levels of risk and adjustment requirements.

Each of the qualitative adjustment factors is applied to each of the loan pools to reflect adjustments that increase or decrease the historical loss rates applied to each loan pool. Each of these adjustment factors is individually supported and justified, and a discrete narrative for each loan pool reflects current information, events, circumstances and conditions influencing the adjustment. The narratives include descriptions of each factor, management’s analysis of how each factor has changed over time, which loan pool’s loss rates have been adjusted, the amount by which loss estimates have been adjusted for changes in conditions, an explanation of how management estimated the impact, and other available data that support the reasonableness of the adjustments.

Once these qualitative adjustment factors are determined for each pool of loans, they are added to the historical loss numbers for each corresponding pool of loans to arrive at a loss factor for each pool based on historical loss experience and qualitative or environmental influences. These loss factors are adjusted to appropriately reflect the respective risk rating categories within each pool by applying the weighting factors described above to those loans within the respective pool’s risk rates.

The series of calculations described above can be expressed as the following equation:

[(H*P) + (Q*P)] = R, where

H = Historical loss factor for the pool

Q = Qualitative/Environmental aggregate adjustment for the pool

P = Total loans within the pool

R = Required reserve amount for the risk rating category within the pool

Specific allowances for identified problem loans. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. All troubled debt restructured loans and loans on non-accrual status are deemed to be impaired. A specific valuation allowance is established for the impairment amount of each loan, calculated using the present value of expected cash flows, observable market price, or the fair value of the collateral, in accordance with the most likely means of recovery.

Factors evaluated in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Bank determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

An unallocated component may be maintained to cover uncertainties that could affect our estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Validation of the ALLL. The Bank considers its ALLL methodology valid when it accurately estimates the amount of probable loss contained in the loan portfolio. The Bank has employed procedures, including the following, when validating the reasonableness of its ALLL methodology and determining whether there may be deficiencies in its overall methodology or loan grading process:

•	A review of trends in loan volume, delinquencies, loan restructurings and concentrations.
•	A review of previous charge-offs and recovery history, including an evaluation of the timeliness of the entries to record both the charge-offs and the recoveries.
•	At a minimum, an annual review by a third party that is independent of the ALLL estimation process.
•	An evaluation of the appraisal process of the underlying collateral.

The Bank supports the independent validation process with the work papers from the ALLL review function and may include the summary findings of an independent reviewer. The Board reviews the findings and acknowledges its review in the minutes of its meeting. If the methodology is changed based upon the findings of the validation process, the documentation that describes and supports the changes is maintained.

As an integral part of its examination process, the OCC will periodically review the Bank’s allowance for loan losses. Following such review, the Bank may determine that it is appropriate to recognize additions to the allowance based on its judgment and information available to it at the time of such examination.

Current expected credit losses. On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, the current expected credit losses (“CECL”) standard. In October 2019, the FASB voted to defer implementation of the standard for non-public business entities and smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. In response to the new model, the Bank has reassessed its risk management policies and procedures in order for it to successfully implement CECL. Once adopted, the Bank will have to estimate the allowance for loan losses on expected losses rather than incurred losses. The Bank has engaged a third-party service provider that already has a meaningful data set for measurement in order to develop a rigorous framework for the application of reasonable and supportable forecasts as it relates to CECL.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance at beginning of year	$14,870	$12,329	$12,659	$11,071	$10,205
Provision (recovery) for loan losses	2,717	2,443	258	1,249	1,716
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	(8)	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	(38)	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	(724)	(34)	(1,423)
Consumer (1)	(1,342)	(6)	—	(14)	(6)
Total charge-offs	(1,380)	(6)	(732)	(48)	(1,429)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	8	—	23	1	25
Owner-occupied	45	—	—	250	176
Multifamily residential	—	—	—	—	2
Nonresidential properties	—	4	9	9	9
Construction and land	—	—	—	—	2
Nonmortgage loans:
Business	84	95	110	122	359
Consumer (1)	8	5	2	5	6
Total recoveries	145	104	144	387	579
Net recoveries (charge-offs)	(1,235)	98	(588)	339	(850)
Allowance at end of year	$16,352	$14,870	$12,329	$12,659	$11,071
Allowance for loan losses as a percentage for nonperforming loans	142.90%	127.28%	106.30%	186.77%	97.05%
Allowance for loan losses as a percentage of total loans	1.24%	1.27%	1.28%	1.36%	1.37%
Net recoveries (charge-offs) to average loans outstanding during the year	(0.09%)	0.01%	(0.06%)	0.04%	(0.12%)

(1) At December 31, 2021, includes $8,000 of recoveries and $1.2 million of charge-offs related to loans associated with Grain.

Allowance for Loan and Lease Losses.  The following table sets forth the allowance for loan and lease losses by loan category and the percent of the allowance in each category to the total allowance at the dates indicated. The allowance for loan and lease losses of each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020			2019
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,540	21.65%	24.01%	$3,850	25.90%	27.27%	$3,503	28.42%	31.60%
Owner-occupied	1,178	7.20%	7.33%	1,260	8.47%	8.43%	1,067	8.65%	9.52%
Multifamily residential	5,684	34.76%	26.34%	5,214	35.06%	26.23%	3,865	31.35%	25.90%
Nonresidential properties	2,165	13.24%	18.13%	2,194	14.75%	18.68%	1,849	15.00%	21.45%
Construction and land	2,024	12.38%	10.19%	1,820	12.24%	9.03%	1,782	14.45%	10.28%
Total mortgage loans	14,591	89.23%	86.00%	14,338	96.42%	89.64%	12,066	97.87%	98.75%
Nonmortgage loans:
Business	306	1.87%	11.38%	254	1.71%	8.10%	254	2.06%	1.13%
Consumer	1,455	8.90%	2.62%	278	1.87%	2.26%	9	0.07%	0.12%
Total nonmortgage loans	1,761	10.77%	14.00%	532	3.58%	10.36%	263	2.13%	1.25%
Total	$16,352	100.00%	100.00%	$14,870	100.00%	100.00%	$12,329	100.00%	100.00%

	At December 31,
	2018			2017
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,799	30.01%	32.61%	$3,716	33.57%	35.51%
Owner-occupied	1,208	9.55%	9.98%	1,402	12.66%	12.47%
Multifamily residential	3,829	30.25%	25.01%	3,109	28.08%	23.31%
Nonresidential properties	1,925	15.20%	21.18%	1,424	12.86%	18.70%
Construction and land	1,631	12.88%	9.42%	1,205	10.89%	8.31%
Total mortgage loans	12,392	97.89%	98.20%	10,856	98.06%	98.30%
Nonmortgage loans:
Business	260	2.05%	1.69%	209	1.89%	1.59%
Consumer	7	0.06%	0.11%	6	0.05%	0.11%
Total nonmortgage loans	267	2.11%	1.80%	215	1.94%	1.70%
Total	$12,659	100.00%	100.00%	$11,071	100.00%	100.00%

At December 31, 2021, the allowance for loan and lease losses represented 1.24% of total gross loans and 142.90% of nonperforming loans compared to 1.27% of total loans and 127.28% of nonperforming loans at December 31, 2020. The allowance for loan and lease losses increased to $16.4 million at December 31, 2021 from $14.9 million at December 31, 2020. There were $1.2 million in net charge-offs during the year ended December 31, 2021 and $98,000 in net recoveries during the year ended December 31, 2020.

Although the Bank believes that it uses the best information available to establish the ALLL, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations, as occurred in 2020 due to the COVID-19 pandemic. Furthermore, although the Bank believes that it has established the ALLL in conformity with GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the ALLL. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ALLL may not be adequate and increases may be necessary should the quality of any loan or lease deteriorate as a result of the factors discussed above. Any material increase in the ALLL may adversely affect the Bank’s financial condition and results of operations.

Investment Activities

General. The Bank’s investment policy was adopted and is reviewed annually by the Board of Directors. The Chief Financial Officer (designated as the Chief Investment Officer) will plan and execute investment strategies consistent with the policies approved by the Board of Directors. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Bank’s asset-liability committee and the Board of Directors.

The current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the U.S. government and its agencies or government-sponsored enterprises including mortgage-backed and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; and corporate bonds and obligations, and certificates of deposit in other financial institutions.

At December 31, 2021 and 2020, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and the FHLBNY stock. At December 31, 2021 and 2020, the Bank owned $6.0 million and $6.4 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2021		2020		2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$—	$—	$16,373	$16,354	$20,924	$20,515	$24,911	$24,552
U.S. Government Bonds	2,981	2,934	—	—	—	—	—	—	—	—
US Treasury	—	—	—	—	—	—	4,997	4,995	—	—
Corporate Bonds	21,243	21,184	10,381	10,463	—	—	—	—	—	—

Mortgage-Backed Securities
Collateralized Mortgage Obligations(1)	18,845	18,348	—	—	—	—	—	—	—	—
FHLMC Certificates	—	—	3,201	3,196
FNMA Certificates	71,930	70,699	3,506	3,567	4,680	4,659	778	759	1,118	1,103
GNMA Certificates	175	181	263	272	482	491	870	875	3,205	3,242
Total available-for-sale securities	$115,174	$113,346	$17,351	$17,498	$21,535	$21,504	$27,569	$27,144	$29,234	$28,897
Held-to-Maturity Securities:
FHLMC Certificates	$934	$914	$1,743	$1,722	$—	$—	$—	$—	$—	$—
Total held-to-maturity securities	$934	$914	$1,743	$1,722	$—	$—	$—	$—	$—	$—

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

At December 31, 2021 and 2020, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2021 and 2020, the Bank had mortgage-backed securities with a carrying value of $91.9 million and $8.7 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

Residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on the securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	—	$2,981	0.90%	$—	—	$—	—	$2,981	$2,934	0.90%
Corporate Bonds	—	—	4,445	1.13%	16,798	4.25%	—	—	21,243	21,184	3.60%

Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—			18,845	1.05%	18,845	18,348	1.05%
FNMA Certificates	—	—	136	1.72%	—	—	71,794	1.58%	71,930	70,699	1.58%
GNMA Certificates	—	—	—	—	—	—	175	1.80%	175	181	1.80%
Total available-for-sale securities	$—	—	$7,562	1.05%	$16,798	4.25%	$90,814	1.47%	$115,174	$113,346	1.85%
Held-to-Maturity Securities:
FHLMC Certificates	$—	—	$—	—	$—	—	$934	(4.49%)	934	$914	(4.49%)
Total held-to-maturity securities	$—	—	$—	—	$—	—	$934	(4.49%)	$934	$914	(4.49%)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank also uses borrowings, primarily from the FHLBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. In addition, the Bank receives funds from scheduled loan payments, investment principal and interest payments, maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Deposits are generated primarily from the Bank’s primary market area. The Bank offers a selection of deposit accounts, including demand accounts, NOW/IOLA accounts, money market accounts, reciprocal deposits, savings accounts and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and premature withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The Bank relies upon personalized customer service, long-standing relationships with customers and the favorable image of the Bank in the community to attract and retain deposits. The Bank also provides a fully functional electronic banking platform, including mobile applications, remote deposit capture and online bill pay, among others, as a service to retail and business customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The ability to attract and maintain these and other interest-bearing deposits, and the rates paid on them, have been, and will continue to be, significantly affected by competition and economic and market conditions.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$30,851	2.59%	0.35%	$29,792	3.31%	0.51%	$27,539	3.06%	0.44%
Money market	310,611	26.06%	0.38%	207,454	23.05%	0.90%	124,729	13.86%	2.04%
Savings	133,244	11.18%	0.11%	118,956	13.22%	0.12%	119,521	13.28%	0.13%
Certificates of deposit	430,164	36.09%	0.99%	379,276	42.14%	1.73%	403,010	44.78%	1.90%
Interest-bearing deposits	904,870	75.92%	0.63%	735,478	81.72%	1.19%	674,799	74.97%	1.56%
Non-interest bearing demand (1)	287,008	24.08%	—%	164,555	18.28%	—%	110,745	12.30%	—%
Total deposits	$1,191,878	100.00%	0.48%	$900,033	100.00%	0.97%	$785,544	87.28%	1.34%
(1)

For the year ended December 31, 2021, includes $122.0 million of liabilities related to the deposit of funds for subscriptions for the Company’s common stock in connection with its second-step conversion.

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$1,029,579	$782,043	$809,758
Net deposits (withdrawals) before interest credited	169,466	238,786	(38,219)
Interest credited	5,671	8,750	10,504
Net increase (decrease) in deposits	175,137	247,536	(27,715)
Ending balance	$1,204,716	$1,029,579	$782,043

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2021	2020	2019
	(in thousands)
Interest Rate:
0.05% - 0.99%	$319,684	$150,152	$8,452
1.00% - 1.49%	44,411	85,958	62,492
1.50% - 1.99%	17,012	45,405	94,020
2.00% - 2.49%	40,671	103,301	172,596
2.50% - 2.99%	5,544	18,123	44,961
3.00% and greater	2,157	4,048	6,977
Total	$429,479	$406,987	$389,498

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2021.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$185,738	$25,972	$18,767	$89,207	$319,684	74.44%
1.00% - 1.49%	25,536	15,004	445	3,426	44,411	10.35%
1.50% - 1.99%	8,484	2,835	3,708	1,985	17,012	3.96%
2.00% - 2.49%	34,046	2,975	2,914	736	40,671	9.47%
2.50% - 2.99%	1,270	1,097	1,868	1,309	5,544	1.29%
3.00% and greater	—	960	1,197	—	2,157	0.50%
Total	$255,074	$48,843	$28,899	$96,663	$429,479	100.00%

At December 31, 2021, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $272.8 million. The following table sets forth the maturity of those certificates as of December 31, 2021.

At December 31,
Maturity Period:	(in thousands)
Three months or less	$56,131
Over three months through six months	38,605
Over six months through one year	91,073
Over one year to three years	57,142
Over three years	29,896
Total	$272,847

At December 31, 2021, certificates of deposit equal to or greater than $250,000 totaled $78.5 million of which $61.2 million matures on or before December 31, 2022. At December 31, 2021, passbook savings accounts and certificates of deposit with a passbook feature totaled $146.7 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2021 and 2020 the Bank had $106.3 million and $117.3 million of outstanding FHLBNY advances, respectively. Additionally, the Bank has an unsecured line of credit in the amount of $25.0 million with a correspondent bank, of which none was outstanding at December 31, 2021 and 2020. The Bank also had a guarantee from the FHLBNY through letters of credit in an amount of up to $21.5 million and $61.5 million at December 31, 2021 and 2020, respectively.

Warehouse Line of Credit. Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. The lines of credit were repaid with proceeds from the sale of the mortgage loans. The lines were secured by the assets collaterizing underlying mortgages originated by Mortgage World. The agreements with the warehouse lenders provided for certain restrictive covenants such as minimum net worth and liquidity ratios. All warehouse facilities were guaranteed by Mortgage World. As of December 31, 2021, Mortgage World was in full compliance with all financial covenants. At December 31, 2021 and 2020, Mortgage World utilized $15.1 million and $30.0 million for funding of loans held for sale and had unused line of credit of $14.9 million and $4.9 million, respectively. The Bank anticipates maintaining these warehouse lines of credit.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2021	2020	2019
	(Dollars in Thousands)
FHLBNY Advances:
Balance outstanding at end of period	$106,255	$117,255	$104,404
Average amount outstanding during the period	108,005	116,947	81,404
Maximum outstanding at any month-end during the period	109,255	152,284	169,404
Weighted average interest rate during the period	2.02%	2.03%	2.32%
Weighted average interest rate at the end of the period	2.02%	1.90%	2.21%

Warehouse Lines of Credit:
Balance outstanding at end of period	$15,090	$29,961	$—
Average amount outstanding during the period	11,675	8,461	—
Maximum outstanding at any month-end during the period	16,385	29,961	—
Weighted average interest rate during the period	3.29%	3.34%	—
Weighted average interest rate at the end of the period	3.21%	3.37%	—

Personnel

At December 31, 2021, the Bank and Mortgage World had a total of 217 full-time equivalent employees of which 44 full-time equivalent employees related to Mortgage World. At December 31, 2020, the Bank and Mortgage World had a total of 227 full-time equivalent employees of which 46 full-time equivalent employees related to Mortgage World. Employees are not represented by any collective bargaining group.

Subsidiaries

At December 31, 2021, the Company had two subsidiaries, Ponce Bank and Mortgage World, and Ponce Bank had one subsidiary, Ponce de Leon Mortgage Corp., a New York State chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey. Ponce Bank had a subsidiary, PFS Services, Corp., which was merged into Ponce de Leon Mortgage Corp. on December 31, 2021.

Regulation and Supervision

General

As a federally-chartered, stock savings association, the Bank is subject to examination, supervision and regulation, primarily by the OCC, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of deposits. The federal system of regulation and supervision establishes a comprehensive framework of activities in which the Bank is engaging and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

The Bank is regulated to a lesser extent by the Federal Reserve Board which governs the reserves to be maintained against deposits and other matters. In addition, the Bank is a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers is also regulated, to a great extent, by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of loan documents.

As a savings and loan holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Company is subject to the rules and regulations of the SEC under the federal securities laws.

Mortgage World was a mortgage banking entity which primarily operated in the New York City metropolitan area. It was a Federal Housing Administration (“FHA”) approved Title II lender. To maintain its license, Mortgage World needed to comply with certain regulations set forth by the U.S. Department of Housing and Urban Development (“HUD”). Mortgage World was subject to the comprehensive regulation and examination of the New York State Department of Financial Services.

Set forth below are certain material regulatory requirements that are applicable to the Company and the Bank. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Company and the Bank and their respective operations.

CARES Act

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. Among other things, the CARES Act includes provisions impacting financial institutions like the Bank. The CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. This relief was extended by the Consolidated Appropriations Act enacted on December 27, 2020 to the earlier of January 1, 2022 or 60 days after the termination of the national emergency. This relief was not extended beyond January 1, 2022 and the Bank has made appropriate adjustments which are not material. Federal banking agencies were required to defer to the determination of the banks making such suspension.

The CARES Act created the PPP. The PPP authorized small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on certain debt. The loans were provided through participating financial institutions, such as Bank, that processed loan applications and service the loans. The CARES Act appropriated $349.0 billion for PPP loans. On April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid Act appropriated another $284.0 billion for both first and second draw of PPP loans bringing the total appropriations for PPP loans to $943.0 billion. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The authorization for making PPP loans expired on May 31, 2021.

Federal Bank Regulations

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Ponce Bank, including real estate investment and securities and insurance brokerage.

Examinations and Assessments.  The Bank is primarily supervised by the OCC.  The Bank is required to file reports with and is subject to periodic examination by the OCC.  The Bank is required to pay assessments to the OCC to fund the agency’s operations. The Company is required to file reports with and is subject to periodic examination by the Federal Reserve Board. It is also required to pay assessments to the Federal Reserve Board to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. In 2015, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, made a one-time, permanent election to opt-out regarding the treatment of AOCI. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0.0% is assigned to cash and U.S. government securities, a risk weight of 50.0% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100.0% is assigned to commercial and consumer loans, a risk weight of 150.0% is assigned to certain past due loans and a risk weight of between 0.0% to 600.0% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is 2.5% of risk-weighted assets.

At December 31, 2021 and 2020, the Bank’s capital exceeded all applicable requirements. See Note 14, “Regulatory Capital Requirements” of the Notes to the accompanying Consolidated Financial Statements for additional information.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2021, the Bank was in compliance with the loans-to-one borrower limitations.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency pronouncements set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the pronouncements, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the Federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2021, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, the Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, the Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceeds the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file a notice with the Federal Reserve Board at least 30 days before its board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating.  Ponce Bank, received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. As a federal savings association, the Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as the Bank. The Company is an affiliate of the Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10.0% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and to the appointment of a receiver or conservator. Civil money penalties (“CMP”) cover a wide range of violations and actions. CMPs are classified into three tiers based on the actionable conduct and the level of culpability. The law sets maximum amounts that the OCC may assess for each day the actionable conduct continues. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. The Dodd-Frank Act required the FDIC to base its assessments upon each insured institution’s total assets less tangible equity. The FDIC has set the assessment range at 1.5 to 40 basis points of total assets less tangible equity. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

Federal Reserve System

Generally, Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). In an effort to respond to the negative effects on the economy from the COVID-19 pandemic, effective March 26, 2020, the Federal Reserve Board eliminated the reserve requirement for depository institutions in order to support lending to households and businesses.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2021, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act, mandating certain disclosures to depositors; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirement that also apply to financial institutions under the Bank Secrecy Act and the Foreign Assets Control regulations;

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties; and

•

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies and also affected the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for their insured depository subsidiaries. The Dodd-Frank Act created a new regulator, the Consumer Financial Protection Bureau (“CFPB”), and gave it broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, such as Ponce Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

Holding Company Regulations

General. The Company is a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, the Company is registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings association subsidiaries, if any. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities of those entities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met and financial holding company status is elected, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. The Company’s predecessor was designated as a financial holding company. The Company anticipates that it will elect financial holding company status and request Federal Reserve Board notification of effectiveness.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% (“control”) of another savings institution or savings and loan holding company, without prior Federal Reserve Board approval. The Federal Reserve Baord adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the Federal Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

Capital. Savings and loan holding companies had historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, pursuant to legislation passed in December 2014, the Federal Reserve Board extended to savings and loan holding companies the applicability of its “Small Bank Holding Company” exception to its consolidated capital requirements and, pursuant to a law enacted in May 2018, increased the threshold for the exception to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets, such as the Company, are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. The Federal Reserve Board adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the public disclosure, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Securities and Exchange Commission Proposal

On March 21, 2022, the SEC proposed new rules (the "Proposal") that, if finalized, will require reporting companies, such as the Company, to disclose climate-related risks, metrics, and other information in their audited financial statements, registration statements, annual reports (such as Form 10-K) and other SEC filings. The Proposal builds upon earlier SEC climate risk disclosure guidance and in many ways draws upon recommendations by the Task Force on Climate-Related Financial Disclosures, as well as accounting and reporting standards from the Greenhouse Gas Protocol. Through these approaches, the SEC says it is seeking to provide a "consistent, comparable, and reliable" structure for the measurement, tracking, and reporting of greenhouse gas ("GHG") risks and emissions. Even for companies currently tracking GHG emissions, it is likely that the Proposal will not only materially increase requirements associated with tracking and quantification of GHGs, but also impose further layers of disclosure obligations. For those companies that do not currently measure, track and report such metrics, the new rules likely will present a significant and potentially costly new disclosure regime that could require major management and reporting changes. For all reporting companies, compliance with the breadth of the Proposal will require significant coordination between a business's operational, financial, and environmental functions. The Proposal establishes different levels of compliance and timing of the effectiveness of compliance for reporting companies. For SEC purposes, the Company is presently a smaller reporting company which would give it the most time to comply. No assurance can be given what, if any, form the final regulation may take.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

For so long as the Company is an “emerging growth company” it may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. The Company is also not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under SEC regulations (public float less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

The Company will cease to be an emerging growth company upon the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (adjusted for inflation) or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of PDL Community Bancorp’s initial stock offering in 2017; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under SEC regulations (public float at least $700 million of voting and non-voting equity held by non-affiliates).

Taxation

The Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

For the year ended December 31, 2021, the Company was subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2018.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. For the year ended December 31, 2021, the Company, the Bank and Mortgage World file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years.  The NOL can be carried forward indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Bank, did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2021, the Bank had no federal NOL carryforwards.

State Taxation

The Company is treated as a financial institution under Connecticut, New York, and New Jersey state income tax law. The states of Connecticut, New York, and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Connecticut, New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax. Florida and Pennsylvania treated Mortgage World as a separate business corporation.

Consolidated Group Return. With tax years beginning after January 1, 2015, New York State and New York City require unitary combined reporting for all entities engaged in a unitary business that meet certain ownership requirements. All applicable entities meet the ownership requirements in the Bank filing group and a combined return is appropriately filed. Furthermore, New Jersey changed its tax laws and now requires combined reporting for tax years that end on or after July 31, 2019 for entities that engage in a unitary business.

Single Entity Return. The Company will also file entity returns in the states of Florida and Pennsylvania for Mortgage World for 2021.

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $600,000 for New York State purposes and $500,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $34.2 million for New York State purposes and $14.3 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2021, the Bank had no New Jersey net operating loss carryforwards.

Item 1A. Risk Factors.

Summary

Specific risks related to our business include, but are not limited to, those related to: (1) the ongoing COVID-19 pandemic; (2) the Russia-Ukraine conflicts; (3) inflationary pressures; (4) our planned increase in multifamily, nonresidential and construction and land lending and the unseasoned nature of these loans; (5) residential property and investor-owned properties; (6) loans that we make through our FinTech partnerships, including Grain; (7) our allowance for loan losses; (8) local and national economic conditions; (9)

environmental liability risks; (10) our SBA PPP lending; (11) our ability to achieve and manage our growth strategy; (12) our minority investments in financial technology related companies; (13) possible investment by the U.S. Treasury; (14) competition within the financial services industry, nationally and within our market area and that our small size makes it more difficult to compete; (15) our implementation of new lines of business or offering new products and services; (16) our reliance on our management team; (17) changes in interest rates and the valuation of securities held by us; (18) changes in and compliance with laws and regulations; (19) operational risks including technology, cybersecurity and reputational risks; (20) changes in accounting standards and in management’s estimates and assumptions; (21) our liquidity management; (22) dilution of our stockholders’ ownership interests from our 2018 Equity Incentive Plan and likely new stock-based benefit plans; (23) societal responses to climate change; and (24) the gentrification of our markets.

You should read this entire document carefully, including the Risk Factors below that discusses the above risks in further detail.

Risks Related to the COVID-19 Pandemic.

The effects of the COVID-19 pandemic have negatively affected the global economy, United States economy, our local economy and our markets and has disrupted our operations, which has impacted our business, financial condition and results of operations.

The spread of COVID-19 has created a global public health crisis that has periodically resulted in uncertainty, volatility and deterioration in financial markets and in governmental, commercial and consumer activity including in the United States, where we conduct substantially all of our activity. At various times since the beginning of the COVID-19 pandemic, our businesss and the business of some of our customers have been disrupted and adversely impacted.

The current wave of COVID-19 related to the Omicron variant has begun to subside in the United States. Government restrictions have been allowed to lapse and commercial and consumer activity has largely resumed. However, the pandemic is continuing and to the extent cases were to once again surge, government restrictions could be reinstated, which, along with independent actions of individuals and businesses aimed at slowing a new surge, may again negatively impact economic activity and disrupt our and our customers’ businesses. Further, if new strains or variants of COVID-19 develop or boosters of the COVID-19 vaccines or other treatments are not widely administered or available for a significant period of time or otherwise prove ineffective, the adverse impact of COVID-19 on the economy, and, in turn, our financial condition, liquidity, and results of operations could be material.

In support of our business customers, the Bank participated in the SBA PPP, a guaranteed unsecured loan program enacted under the CARES ACT, to provide near-term relief to help small businesses impacted by COVID-19 sustain operations. Under this program, the Bank originated 5,340 PPP loans for new and existing customers of which 1,606 loans totaling $136.8 million were outstanding at December 31, 2021. We also have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19 in the form of payment deferral of principal and interest under the CARES Act. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 were exempt until January 1, 2022 from troubled debt restructured (“TDR”) classification under accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date were not TDRs. As of December 31, 2021, four loans in the amount of $8.0 million remained in forbearance as a result of renewed forbearance. Of the four loans receiving renewed forbearance, one loan in the amount of $6.6 million is related to construction real estate, two loans, totaling $1.0 million are related to one-to-four family residential real estate and one loan in the amount of $391,000 is related to non-residential properties. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance.

The Company continues to monitor and make adjustments in the way it provides services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. In order to protect the health of our customers and employees, and to comply with changing government directives, the Company continue to modify its business practices, including alternating employees working from home and in the office, and continue monitoring business continuity plans and protocols to the extent appropriate. In this regard, all back-office and lending personnel alternate working from home and in the office while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company also proactively manages its day-to-day operations by using video and telephonic conferencing.

The extent to which COVID-19 pandemic affects our credit quality, business, operations and financial condition, as well as our regulatory capital, liquidity ratios and credit ratings, is uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic and actions taken by governmental authorities and other parties in response to the pandemic.

Risks Related to Russia—Ukraine Conflict.

The impact of the military action in Ukraine may affect our business.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations.

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, should they be implemented, could have a material adverse effect on the global, U.S. and local economics.

The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Risks Related to our Lending Activities.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condion and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2021, $722.6 million, or 54.7%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $632.2 million, or 53.9%, of our loan portfolio at December 31, 2020. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Given their larger balances and the complexity of the underlying collateral, multifamily, nonresidential and construction and land loans generally expose a lender to greater credit risk than loans secured by one-to-four family real estate. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, any adverse developments with respect to borrowers or groups of borrowers that have more than one of these types of loans outstanding can expose us to significantly greater risk of loss compared to borrowers or groups of borrowers that only have one type of these loans. If loans that are collateralized by real estate or other business assets become troubled and the values of the underlying collateral have been significantly impaired, we may not be able to recover the full contractual amounts of principal and interest that we anticipated at the time we originated the loans, which could cause us to increase our provision for loan losses which would, in turn, adversely affect our operating results and financial condition. Further, if we foreclose on this type of collateral, our holding period for that collateral may be longer than for one-to-four family real estate loans because there are fewer potential purchasers of that collateral, which can result in substantial holding costs.

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2021, 61,903 loans with an aggregate balance of $1.1 billion are to borrowers with only one loan. Another 150 loans are to borrowers with two loans each with a corresponding aggregate balance of $149.0 million. In addition, there are 11 borrowers with three loans each with a corresponding aggregate balance of $22.7 million and one borrower with four loans with an aggregate balance of $516,000. There is one borrower with five loans with an aggregate balance of $906,000.

During periods of slower economic growth or challenging economic periods like those resulting from the COVID-19 pandemic, small to medium-sized businesses, which make up the majority of our customers, may be impacted more severely and more quickly than larger businesses.

Inflationary Pressures and Rising Prices for Goods and Services, Including Energy.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of many of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $90.4 million, or 14.3%, to $722.6 million at December 31, 2021 from $632.2 million at December 31, 2020 and increased approximately $75.4 million, or 13.5%, to $632.2 million at December 31, 2020 from $556.8 million at December 31, 2019. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2021 and 2020, one-to-four family residential real estate loans amounted to $414.3 million and $418.4 million, or 31.3% and 35.7%, respectively, of our total loan portfolio. Of these amounts, $317.3 million and $319.6 million, or 76.6% and 76.4%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with higher combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family residential mortgage loans. We have made initial and extended forbearances to one-to-four family residential loans as short-term modifications made on a good faith basis in response to the COVID-19 pandemic and in furtherance of governmental policies. We actively monitor borrowers in forbearance and seek to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period.

Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Loans that we make through our FinTech partnerships may expose us to increased lending risk

In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain. Grain’s product, is a mobile application geared to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain originates and services the loans and is responsible for maintaining compliance with the Bank's origination and servicing standards. If a loan becomes 120 days delinquent upon 120 days of origination or due to a failure of Grain to properly service the loan, the Bank’s origination or servicing standards, respectively, will be deemed to have not been complied with and Grain will be responsible for any related losses. The Company, pursuant to its partnership with Grain, has 59,180 consumer loans with outstanding balances totaling $33.9 million at December 31, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail customers. We intend to continue growing this portfolio over the next several years. Our concentration guideline is to limit Grain loans in the aggregate to 50% of Tier 1 capital or $85.6 million at December 31, 2021. In the event Grain is unable to purchase loans put back to it as a result of not meeting the Banks's origination and servicing standards, the level we have provided for in our allowance for loan losses may be inadequate and we may need to increase our provision for loan losses, or may require us to charge off the value of such loans, which could materially decrease our net income. Additionally, Grain is a start-up company which entails inherently greater risk. Like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, the Bank may have greater difficulty in collecting on loans held by the Bank and serviced by Grain and the Company’s equity investment in Grain may become impaired.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2021 and 2020, our allowance for loan losses totaled $16.4 million and $14.9 million, which represented 1.24%, and 1.27% of total loans, respectively. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

The Financial Accounting Standards Board has delayed the effective date of the implementation of Current Expected Credit Loss, or CECL, standard. CECL will be effective for Ponce Financial and Ponce Bank on January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and, as a result of such reviews, we may determine that it is appropriate to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy could have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing their loans, which could adversely impact our net interest income. Any deterioration in economic conditions, such as those which resulted from the COVID-19 pandemic or those that could result from the Russia—Ukraine conflict, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, including the Russia—Ukraine conflict, a pandemic, including COVID-19, or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing their loans, which could negatively affect our financial performance.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

We originated 5,340 PPP loans, of which 1,606 loans totaling $136.8 million were outstanding at December 31, 2021. The PPP loans are subject to the provisions of the CARES Act and to complex rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our remaining PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to our Business Strategy.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, loans, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening of new branches or deploying new services.

We may incur losses due to minority investments in other financial technology related companies.

At December 31, 2021, we had invested $1.0 million in Grain. As part of our business strategy, we may from time to time make or consider making additional minority investments in Grain or other financial technology companies in the financial services business. We may not be able to influence the activities of companies in which we invest and may suffer losses due to these activities.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

Our non-interest expense totaled $57.1 million and $47.5 million for the years ended December 31, 2021 and 2020, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 61.13% and 86.09% for the years ended December 31, 2021 and 2020, respectively. Our efficiency ratio for the year ended December 31, 2021 improved compared with prior year due to the inclusion of $20.3 million in one-time gains, net of expenses, as a result of the sale and leaseback of real property. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

We have received approval of our application to the U.S. Treasury for an investment under the Emergency Capital Investment Program, in exchange for the issuance of senior perpetual preferred stock; we may not be able to effectively deploy the funds and it may present unanticipated and uncustomary issues.

Our application with the U.S. Department of the Treasury (“Treasury”) for an investment by Treasury under the Emergency Capital Investment Program (“ECIP”), created pursuant to the Consolidated Appropriations Act, 2021 has been approved in the amount of up to $186.5 million. Under the ECIP, Treasury will provide investment capital directly to depository institutions that are CDFIs or MDIs, such as the Bank, to provide loans, grants, and forbearance to small businesses, minority-owned businesses, and consumers in low-income and underserved communities. If made, Treasury’s investment would be in exchange for the Company issuing senior perpetual noncumulative preferred stock directly to Treasury on terms established by the Treasury. If Treasury makes the investment, we may not be able to effectively deploy the funds or do so in an appropriate time frame. The ECIP funds will put demands on our management team which may require the hiring of additional executives. Treasury will be a stockholder of the Company, which may present unanticipated and uncustomary issues. The issuance of senior preferred stock to the Treasury may affect our ability to pay dividends on our common stock. We are evaluating the proposed standard terms of the investment provided by the Treasury, as well as other considerations. We cannot provide any assurance or guarantee concerning what the actual terms, conditions and preferences of the senior preferred stock will be or whether they will be acceptable. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Vision 2025 Evolves.”

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business —Market Area and—Competition.”

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Our Management.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. Members of our senior management team, or lending personnel who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. See “Management.”

Adherence to our internal policies and procedures by management is critical to our performance and how we are perceived by our regulators.

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. We may not always achieve absolute compliance with all of our policies and procedures. Any deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

Risks Related to Interest Rates.

The historically low interest rate environment of the past several years is ending, interest rates are expected to rise and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending.  The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022.  The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases during 2022; maybe as many as six more.  The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years.  Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted.  Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures.  We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

An important component of our ability to mitigate pressures of a rising rate environment will be our ability to prudently increase the rates we pay on deposits, including core deposits. If we were to increase these rates, because of competitive pricing pressures in our markets, liquidity purposes or otherwise, our net interest margin may be negatively impacted. In addition, as our growth in earning assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and, accordingly, we may be compelled to increase the rates we pay on these funds which may limit our ability to maintain on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin. We seek to limit the amount of non-core funding we utilize to support our growth. If we are unable to grow our core funding at rates that are sufficient to match or exceed our loan growth we may be required to slow our loan growth.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. From time to time we reposition a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

Future changes in interest rates could reduce our profits and asset values.

Net income (loss) is the amount by which net interest income and non-interest income exceeds (or does not exceed) non-interest expense and the provisions for loan losses and taxes. Net interest income makes up a majority of our income and is based on the difference between:

•	the interest income we earn on interest-earning assets, such as loans and securities; and
•	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities as the demand for loans may decrease materially. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, the recent rate increase of 25 basis points, the first since 2018, combined with the outlook of up to six more rate increases during 2022 in an attempt to curb inflation, can affect the average life of loans and mortgage-backed and related securities. A rise in interest rates may result in lower demand for loans and mortgage-backed and related securities as borrowers may reduce their debts due to the higher costs of borrowings.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2021, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 4.58% decrease in EVE and a 0.82% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2021 and 2020, our securities portfolio totaled $114.3 million and $19.2 million, which represented 6.9% and 1.4% of total assets, respectively. All of the securities in our portfolio as of December 31, 2021 and 2020 were classified as available-for-sale with the exception of one security classified as held-to-maturity in the amount of $934,000 and $1.7 million, respectively. Accordingly, a decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary impairment (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for debt securities is recognized in other comprehensive income net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Risks Related to Laws and Regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which the Bank and the Company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund, the depositors and borrowers of the Bank and consumers, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influencing the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The various federal agencies have adopted a broad range of rules and regulations in compliance with the Dodd-Frank Act. Compliance with the Dodd-Frank Act and its regulations and policies has resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. Among other provisions recently enacted, the threshold to qualify for the Federal Reserve Board’s Small Bank Holding Company Policy Statement was increased to $3.0 billion and federally-chartered savings banks and associations have been provided flexibility to adopt the powers of a national bank.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.

On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is difficult to measure the full impact of the legislation, in total, it generally limits a landlord's ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Our ability to originate loans could be restricted by recently adopted federal regulations.

The CFPB has a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan.  Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative amortization; and
•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the CFPB has adopted rules and published forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

The Bank’s minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. The capital requirements also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

We have analyzed these capital requirements, and the Bank meets all of these requirements, including the 2.5% capital conservation buffer.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the requirements of the Basel Committee on Banking Supervision (“Basel III”) could result in our having to lengthen the term of our funding sources, change our business models or increase our holdings of liquid assets. Ponce Bank’s ability to pay dividends to the Company will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit the Company’s ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

The Federal Reserve Board may require us to commit capital resources to support Ponce Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

The Company is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company will cease to be an emerging growth company upon the earlier of: (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1.07 billion (adjusted for inflation) or more; (ii) December 31, 2022, which is the last day of the fiscal year following the fifth anniversary of the completion of PDL Community Bancorp’s initial stock offering in 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under SEC regulations (companies with a public float of at least $700 million of voting and non-voting equity held by non-affiliates). Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risk Related to our Operations.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber security breaches.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation.

Negative developments in the U.S. in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Economic conditions in certain industries in the markets in which we operate deteriorated rapidly in 2020 as a result of the COVID-19 pandemic. Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. A worsening of business and economic conditions, or persistent inflationary pressures or supply chain disruptions, generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

•	a decrease in deposit balances or the demand for loans and other products and services we offer;
•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

•	a decrease in the value of loans and other assets secured by real estate; and
•	a decrease in net interest income from our lending and deposit gathering activities.

Although economic conditions have improved in most of our markets when compared to the first and second quarters of 2020 and we continue to focus on growing earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2022, including as a result of issues of national security, international conflicts, COVID-19 and other health crises around the world, inflation and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

The cost of finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements increases our expenses.

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios and this could have an adverse effect on our earnings.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

Our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date to file periodic reports under the Securities and Exchange Act of 1934, including our consolidated financial statements. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities, the estimates relating to the valuation for share-based awards, and our determinations with respect to amounts owed for income taxes.

Other Risks Related to Our Business and Industry Generally

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

The Bank is a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Our 2018 Equity Incentive Plan has increased our expenses and reduced our income, and may dilute your ownership interests.

Stockholders previously approved the PDL Community Bancorp 2018 Long-Term Incentive Plan. During the years ended December 31, 2021 and 2020, the Company recognized in each year $1.4 million in non-interest expense relating to this stock benefit plan, and we will recognize additional expenses in the future as additional grants are made and awards vest.

The Company may fund the 2018 Long-Term Incentive Plan either through open market purchases or authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.

New stock-based benefit plans will increase our expenses and reduce our income.

The Company intends to adopt one or more new stock-based benefit plans, subject to stockholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the stock-based benefit plan(s). The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards actually granted, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. In the event we adopt a plan prior to January 27, 2023, the total shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under our proposed stock-based benefit plans would be limited to 4% and 10%, respectively, of the total shares of our common stock sold in the offering and contributed to the Foundation on January 27, 2022. If we award restricted shares of common stock or grant options in excess of these amounts under stock-based benefit plans adopted after January 27, 2023, our costs would increase further. We intend to adopt a stock-based benefit plan that would reserve for the exercise of stock options and the grant of stock awards a number of shares equal to 10.0% and 4.0%, respectively, of the shares sold in the offering and contributed to the Foundation on January 27, 2022.

In addition, the Company will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts, and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients. The expense in the first year following January 27, 2022 for shares purchased in the offering has been estimated to be approximately $2.9 million ($2.3 million after tax). Actual expenses, however, may be higher or lower, depending on the price of our common stock.

The implementation of stock-based benefit plans may dilute your ownership interest. Historically, stockholders have approved these stock-based benefit plans.

The Company intends to adopt one or more new stock-based benefit plans. These plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a 7.0% dilution in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted stock in amounts equal to 10.0% and 4.0%, respectively, of the shares sold in the offering and contributed to the Foundation on January 27, 2022. If adopted prior to January 27, 2023, the number of shares reserved for the exercise of stock options or available for stock awards under the stock-based benefit plan is expected to be limited to 10% and 4%, respectively, of the shares sold in the offering and contributed to the Foundation on January 27, 2022. In the event we adopt a plan later than January 27, 2023, the plan would not be subject to these limitations and stockholders could experience greater dilution.

Although the implementation of the stock-based benefit plan will be subject to stockholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions have been approved by stockholders.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Our historical markets, minority and immigrant individuals, may be threatened by gentrification and adverse political developments, which could decrease our growth and profitability.

We believe that our historical strength has been our focus on the minority and immigrant markets. The continuing displacement of minorities due to gentrification of our communities may adversely affect us unless we are able to adapt and increase the acceptance of our products and services by non-minority customers. We may also be unfavorably impacted by political developments unfavorable to markets that are dependent on immigrant populations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2021, the net book value of the Company’s office properties including leasehold improvements was $15.1 million, and the net book value of its furniture, fixtures and other equipment and software was $4.5 million. The Company’s and Bank’s executive offices are located at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Company’s offices as of December 31, 2021.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2244 Westchester Avenue	Leased	2021	$3,848
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	923
Bronx, NY 10459

37-60 82nd Street	Leased	2021	—
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	804
Bronx, NY 10452

169-174 Smith Street	Leased	2021	—
Brooklyn, NY 11201

1925 Third Avenue	Leased	1996	1,624
New York, NY 1996

2244 Westchester Avenue	Leased	2021	—
Bronx, NY 10462

5560 Broadway	Leased	2021	1,694
Bronx, NY 10463

3405-3407 Broadway	Leased	2001	839
Astoria, NY 11106

3821 Bergenline Avenue	Leased	2021	—
Union City, NJ 07087

1900-1960 Ralph Avenue	Leased	2007	579
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,521
Brooklyn, NY 11214

100-20 Queens Blvd	Leased	2010	313
Forest Hills, NY 11375

319 First Avenue	Leased	2010	665
New York, NY 10003

32-75 Steinway Street	Leased	2020	128
Astoria, NY 11103

500 Old Country Road	Leased	2020	114
Suite 316 Garden City, NY 11530

375 Sylvan Avenue	Leased	2020	—
Englewood Cliffs, NJ 07632

26-58 Coney Island Avenue	Leased	2020	10
Brooklyn, NY 11223

42 South Washington Avenue	Leased	2020	3
Bergenfield, NJ 07621

135-14 Northern Blvd.	Owned	2020	—
Flushing, NY 11354
			$15,065

Item 3. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of common stock are traded on the NASDAQ Stock Market, LLC under the symbol “PDLB”.

The number of stockholders of record of the Company’s common stock as of March 28, 2022 was 450.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

To date, the Company (or its predecessor PDL Community Bancorp) has not paid any dividends to its stockholders. We have no current plan or intention to pay cash dividends to our stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and shareholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Company’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

We will file a consolidated federal tax return. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Regulation and Supervision—Holding Company Regulations—Dividends and Stock Repurchases.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and earnings from the investment of funds held by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the OCC impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

Any payment of dividends by Ponce Bank to the Company that would be deemed to be drawn out of Ponce Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Ponce Bank on the amount of earnings deemed to be removed from the reserves for such distribution. Ponce Bank does not intend to make any distribution to the Company that would create such a federal tax liability. See “Taxation.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered securities during the year ended December 31, 2021. The Company has made no sales of unregistered securities.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K.

Overview

On January 27, 2022, Ponce Financial Group, Inc. and PDL Community Bancorp announced that the conversion and reorganization of Ponce Bank Mutual Holding Company from the mutual to stock form of organization and related stock offering was consummated at the close of business. As a result of the closing of the conversion and reorganization and stock offering, Ponce Financial Group, Inc. is now the holding company for Ponce Bank.  Ponce Bank’s former mutual holding companies, PDL Community Bancorp and Ponce Bank Mutual Holding Company, have ceased to exist. See Note 20, “Subsequent Events - Plan of Conversion and Reorganization,” to the accompanying Financial Statements for a discussion of the related transactions.

We have made significant investments over the last several years in adding experienced bankers, expanding our lending and relationship staff, absorbing the costs of being a public company, upgrading technology and facilities and acquiring Mortgage World. These investments have increased our operating expenses during those periods. However, during those same periods, we have been able to significantly grow the Bank’s loan portfolio while maintaining a moderate risk profile and strengthening its capital.

Abrupt changes in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase and lowering our interest expense faster than lowering our interest income as interest rates decrease. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. Conversely, decreases in interest rates may have a favorable effect on our net interest income and net economic value, which in turn would likely have a positive effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would react inversely to instantaneous changes in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

Non-GAAP Financial Measures

The following discussion contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, the information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

The table below includes references to the Company's net income and earnings per share for the years ended December 31, 2021 and 2020 before gain on sale of real property. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income amount and earnings per share reflect adjustments of the non-recurring gain on sale of real property, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and earnings per share is provided below.

Non-GAAP Reconciliation – Net Income Before Gain on Sale of Real Property (Unaudited)

	Years Ended December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Net income - GAAP	$25,415	$3,853
Gain on sale of real property	(20,270)	(4,177)
Income tax benefit	4,257	877
Net income - non-GAAP	$9,402	$553

Earnings per common share (GAAP) (1)	$1.52	$0.23

Earnings per common share (non-GAAP) (1)	$0.56	$0.03

(1)

Earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding during the years ended December 31, 2021 and 2020, 16,744,561 shares and 16,673,193 shares, respectively. The assumed exercise of outstanding stock options and vesting of restricted stock units were included in computing the non-GAAP earnings per share and do not result in material dilution.

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the SBA received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. The PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 1,606 loans totaling $136.8 million were outstanding at December 31, 2021. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The average authorized loan size is $85,000 and the median authorized loan size is $15,000. The Bank, which is designated as both a CDFI and a MDI, originated 5,340 PPP loans in the amount of $261.4 million, which, based upon information provided by the SBA, significantly exceeded the reported average performance of banks in our peer group.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of December 31, 2021, all back-office and lending personnel were formed into teams which alternate between a remote and in office work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company remains vigilant of the potential for other COVID-19 variant outbreaks and remains prepared to restore the necessary protocols to minimize any disruptions to its current operations and services.

As of December 31, 2021, four loans in the amount of $8.0 million remained in forbearance as a result of renewed forbearance. Of the four loans receiving renewed forbearance, one loan in the amount of $6.6 million is related to construction real estate, two loans, totaling $1.0 million are related to one-to-four family residential real estate and one loan in the amount of $391,000 is related to non-residential properties. All of these loans had been performing in accordance with their contractual obligations prior to the granting of the initial forbearance.

Federal Economic Relief Funds To Aid Lending to Small Businesses

On August 10, 2021, the Company through its subsidiary, the Bank, received from the United States Department of the Treasury a grant in the amount of $1.8 million in federal Economic Relief Funds for Small Businesses.

Critical Accounting Policies

Accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management and that could have a material impact on the carrying value of certain assets, liabilities or on income under different assumptions or conditions. Management believes that the most critical accounting policy relates to the allowance for loan losses.

The allowance for loan losses is established as probable incurred losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The discussion and analysis of the financial condition and results of operations are based on the Company’s consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The estimates and assumptions used are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the accompanying Financial Statements for a discussion of significant accounting policies.

Factors Affecting the Comparability of Results

Purchase of Real Property. On January 22, 2021, the Bank completed the purchase of property located at 135-12/14 Northern Boulevard, Flushing, New York through a qualified intermediary in an IRS Code 1031 like-kind exchange related to the previously disclosed sale of real property on July 27, 2020 that was owned by the Bank. The purchase price of the property was $3.6 million.

Sale of Real Properties. On February 11, 2021, the Company completed the sale of real property located at 3821 Bergenline Avenue, Union City, New Jersey for a sale price of $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option. The sale lease-back resulted in a gain of approximately $623,000, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On June 4, 2021, the Company completed the sale of real property located at 5560 Broadway, Bronx, New York for a sale price of $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $281,000 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On November 10, 2021, the Company completed the sale of real property located at 2244 Westchester Avenue, Bronx, New York for a sale price of $16.1 million. Concurrent with the sale, the Bank and the purchaser entered into a seventeen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $926,000, subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $8.7 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On November 12, 2021, the Company completed the sale of real property located at 169-174 Smith Street, Brooklyn, New York for a sale price of $4.0 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $200,000 subject to annual rent increases of 1.50%. The sale lease-back resulted in a gain of approximately $3.7 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On December 16, 2021, the Company completed the sale of real property located at 37-60 82nd Street, Jackson Heights, New York for a sale price of $11.8 million. Concurrent with the sale, the Bank and the purchaser entered into a seventeen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $530,000 subject to annual rent increases of 2.0%. The sale lease-back resulted in a gain of approximately $3.1 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

Vision 2025 Evolves

The Company is now in the later stages of its multi-pronged effort to upgrade its infrastructure, adopt electronic banking services and restructure its retail business model. Dubbed internally “Vision 2020,” the effort has resulted in significant beneficial results, continues to involve significant investments and has served to ameliorate the otherwise detrimental effects of the COVID-19 pandemic.

As part of Vision 2020, the Company partnered with Salesforce to deploy applications throughout the organization, including retail services, lending processes, back-office operations, digital banking and loan underwriting. Although the full implementation of the applications, dubbed internally as “GPS, a Guided Path to Success,” was delayed due to the COVID-19 pandemic, it was fully implemented by the end 2021.

The infrastructure upgrade has focused primarily on implementing technology, cybersecurity and network progression while establishing a Virtual Private Network (“VPN”). To date the infrastructure upgrade has resulted in relocating and migrating network and in-house servers, replacing outdated PCs, enhancing internet capabilities, purchasing and deploying VPN-enabled laptops to a significant majority of the Bank’s personnel and the redeployment of disaster recovery capabilities. The Company has achieved certain manpower-related cost savings and enabled the uninterrupted continuity of operations by its staff working remotely during the COVID-19 pandemic using its newly deployed disaster recovery capabilities. The infrastructure upgrade has added resiliency, capacity and redundancies to the Company’s technology structures and enhances the capability of the Company to increase its flexibility with alternate locations of personnel.

The Company has adopted and deployed over 48 new electronic banking services, products and applications since late 2018. These services range from on-line banking, mobile banking, bill pay, positive pay, remote deposit capture, cash management services, e-statements, data storage and management, ACH services, electronic document storage, a paperless environment, dual-language telephone banking service and VoIP telecommunications with an automation-based, dual-language Customer Contact Center. These services have not only enabled the Company to continue serving its customers as they, and the Company, converted to a remote work environment; the services have served to increase the product penetration and deepening relationships with customers.

The Company has also added to its social media capabilities and has begun to use them in coordination with new targeted marketing campaigns now enabled by GPS and its Marketing Cloud platform. The combination of social media and targeted marketing campaigns has been particularly effective with PPP loan originations using many partnerships established with non-profit groups and community-based organizations. Such efforts enabled the Company to more than triple the number of second round PPP loan applications compared to the first round, and has resulted in significant growth in retail deposits and new relationships.

In 2020, the Company rolled out its first Fintech-based product in partnership with the startup company Grain. Grain’s product is a mobile application geared to the underbanked and new generations entering the financial services market that utilizes non-traditional underwriting methodologies. Under the terms of its agreement with Grain, the Bank is the lender and depository for Grain-originated microloans and, where applicable, security deposits, to consumers, with credit lines currently up to $1,000. Grain originates and services the loans and is responsible for maintaining compliance with the Bank’s origination and servicing standards. To the extent such standards are not maintained, Grain is responsible for any related losses. The Company, pursuant to its partnership with Grain, has 59,180 consumer loans with outstanding balances totaling $33.9 million at December 31, 2021. The Company is seeking to provide additional digital banking services to these customers and to extend Grain to its retail facilities. The Company has invested $1.0 million directly in Grain and is integrating Grain and GPS. As a result of Grain’s on going nonconformance with the Bank’s origination and servicing standards, the Bank has had Grain purchase consumer loans totaling $13.0 million, of which $10.4 million of this amount had not been received by the Company and is a receivable of the Bank as of December 31, 2021. The Bank has been provided assurance from Grain and its investors that the $10.4 million receivable will be satisfied by December 31, 2022, subject to Grain's successful efforts in acquiring significant funding through a private securities offering or other sources. The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and  preventing cyber fraud in the application for loans. The Company also evaluates on a monthly basis Grain’s progress regarding its capital raising efforts and the likelihood that it will be able to pay the outstanding receivable from Grain that resulted from loans originated on behalf of the Bank that have failed to meet the Bank’s underwriting standards, as well as the ongoing credit quality of the portfolio of Grain consumer loans.  If, as a result of the continuing evaluation, the Company determines that Grain is unlikely to achieve acceptable refinements or additional Grain loans are found to be not in conformance with the Bank’s origination and servicing standards, the Bank may be required to increase its allowance for loan losses, increase its loan reserves or charge off the value of such loans. Further, if the Company determines that Grain is unlikely to raise needed capital in an acceptable time frame or otherwise be unable to pay the outstanding amount it owes the Bank,  the Bank may be required to write down the value of this receivable.  As a consequence of such events the Bank may terminate its lending relationship with Grain and the value of the Company’s equity investment in Grain could become impaired.

The Company is also in the final stages of deploying a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Salesforce. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of December 31, 2021, the Company had $53.6 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

The Company’s on-going adoption of a new retail business model has been all-encompassing. It has involved the redesign of its retail branches, the shift of branch operations to a centralized back office, the deployment of smart ITM-enabled ATMs and Teller Cash Recyclers, the automation of manual processes and, importantly, the adoption of universal bankers and retail sales. In 2019, the Company earned national recognition as Branch Innovators of the Year for its retail banking model at the 2019 Future Branches Retail Banking Summit in Austin, Texas.

The Company has renovated most of its branches at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The Bank’s Riverdale branch was transformed into a new flagship recapturing previously subleased space. This $1.5 million construction project commenced on March 1, 2021 and was completed on time and on budget. Our grand re-opening took place on July 27, 2021 and was attended by the Bronx Borough President who praised Ponce Bank for remaining committed to the Bronx and for a long history of leadership within the community. Our Astoria branch renovation project was also completed in the second quarter of 2021. Renovation was put on hold for the Smith Street, Brooklyn, Union City, NJ, and Southern Boulevard, Bronx, banking branches. Bidding for these three locations has been delayed pending the completion of surveys at our Forest Hills, Jackson Heights, Stuyvesant Town and Southern Blvd branches. The Company has begun incorporating into its retail branches loan origination personnel including a branded Ponce Mortgage Center celebrating our comprehensive offerings made possible by our affiliated company Ponce De Leon Mortgage Corporation. The Company also anticipates creating a full-service branch at its mortgage office located in Flushing, Queens, New York and banking satellite at its office in Bergenfield, New Jersey. The Company’s office located in Flushing, Queens, expanded the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. The Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits, at December 31, 2018, and $2.7 million net income and $0.15 in earnings per share for the year ended December 31, 2018. The Company has since grown to $1.65 billion in assets, $1.31 billion in loans receivables, net of allowance for loan losses of $16.4 million, and $1.20 billion in deposits at December 31, 2021, and $25.4 million in net income, $1.52 in basic earnings per share and $1.51 in diluted earnings per share for the year ended December 31, 2021, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial holding company. On December 14, 2021, the U.S. Department of the Treasury (“Treasury”) notified the Company that it is eligible  to receive an amount up to $186.5 million under the Emergency Capital Investment Program (“ECIP”). Under the ECIP, Treasury will provide investment capital directly to depository institutions that are CDFIs or MDIs, such as the Bank or their holding companies such as the Company, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. If made, Treasury’s investment would be in exchange for the Company issuing senior perpetual noncumulative preferred stock directly to Treasury on terms established by the Treasury. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. The preferred stock will provide for customary preferences, including provisions upon nonpayment of dividends and board seats in such an event as well as customary protective provisions. The Company is evaluating the proposed standard terms of the investment provided by the Treasury, as well as other considerations. We cannot provide any assurance or guarantee concerning what the actual terms, conditions and preferences of the senior preferred stock will be or whether they will be acceptable.

The Company is cementing Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic and the wealth and financial gaps present in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to its organization in 1960 as Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the Bronx and its Latino population were not being recognized. True to its roots, the Company remains committed to ensuring that the disparate effects of the COVID-19 pandemic and the wealth and financial gaps present in minority communities are addressed in earnest.

The following table presents the Company’s PPP loans outstanding as of December 31, 2021:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Albany	2	$125	$63	$63
	Bronx	362	23,564	13	65
	Dutchess	4	96	21	24
	Greene	1	20	20	20
	Kings	229	46,656	17	204
	Nassau	93	4,904	14	53
	New York	243	38,041	17	157
	Orange	4	39	10	10
	Putnam	1	13	13	13
	Queens	443	16,441	16	37
	Richmond	15	511	17	34
	Rockland	8	231	20	29
	Schenectady	1	21	21	21
	Suffolk	32	542	13	17
	Ulster	1	19	19	19
	Westchester	40	829	14	21
	Total New York	1,479	$132,052	$15	$89

New Jersey	Atlantic	3	$20	$7	$7
	Bergen	25	1,134	20	45
	Burlington	1	20	20	20
	Camden	1	21	21	21
	Essex	25	265	11	11
	Hudson	29	1,648	19	57
	Mercer	2	52	26	26
	Monmouth	6	659	24	110
	Morris	1	28	28	28
	Ocean	3	24	6	8
	Passaic	14	542	10	39
	Somerset	1	10	10	10
	Sussex	1	12	12	12
	Union	4	36	10	9
	Total New Jersey	116	$4,471	$15	$39

California	Los Angeles	1	$10	$10	$10
	San Diego	1	21	21	21
	Total California	2	$31	$15	$16

Connecticut	Fairfield	2	$16	$8	$8
	New Haven	1	9	9	9
	Total Connecticut	3	$25	$9	$8

Arizona	Pima	1	$21	$21	$21
Delaware	New Castle	1	135	135	135
Florida	Orange	1	2	2	2
Indiana	Lake	2	18	9	9
Pennsylvania	Berks	1	16	16	16
	Total	1,606	$136,771	$15	$85

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total consolidated assets increased $298.3 million, or 22.0%, to $1.65 billion at December 31, 2021 from $1.36 billion at December 31, 2020. The increase in total assets is attributable to increases in net loans receivable of $146.4 million, including $51.5 million in PPP loans, available-for-sale securities of $95.8 million, cash and cash equivalents of $81.8 million, other assets of $7.5 million and accrued interest receivable of $966,000. The increase in total assets was reduced by decreases in mortgage loans held for sale, at fair value, of $19.6 million, premises and equipment, net, of $12.4 million, deferred tax assets of $836,000, held-to-maturity securities of $809,000, FHLBNY stock of $425,000 and placements with banks of $249,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $81.8 million, or 113.5%, to $153.9 million at December 31, 2021, compared to $72.1 million at December 31, 2020. The increase in cash and cash equivalents was attributable to an increase in net deposits, liabilities related to the deposit of funds for subsciptions for the Company’s common stock in connection with its’s second-step conversion, proceeds from the sale of real properties, proceeds from the sale of loans, net proceeds from the sale and purchase of shares for treasury stock and proceeds from the sale and maturities of available-for-sale securities. The increase in cash and cash equivalents was offset by an increase of loan funding and originations, purchases of available-for-sale securities, a decrease in advances of warehouse lines of credit, repayment of advances from the FHLBNY and purchases of premises and equipment.

Securities. The composition of securities at December 31, 2021 and 2020 and the amounts maturing of each classification are summarized as follows:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,981	2,934	—	—
More than five years through ten years	—	—	—	—
	2,981	2,934	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More than one year through five years	4,445	4,381	2,651	2,728
More than five years through ten years	16,797	16,803	7,730	7,735
	21,242	21,184	10,381	10,463
Mortgage-Backed Securities	90,950	89,228	6,970	7,035
Total available-for-sale securities	$115,173	$113,346	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	$934	$914	$1,743	$1,722
Total held-to-maturity securities	$934	$914	$1,743	$1,722

The $95.8 million increase in available-for-sale securities was due to $109.9 million in available-for-sale securities that were purchased during the year ended December 31, 2021. The increase was offset primarily by $3.6 million in available-for-sale security sold, $5.7 million in principal payments, $2.7 million securities matured and/or were called and $2.0 million in unrealized loss during the year ended December 31, 2021.

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2021 and 2020 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2021		December 31, 2020		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,304	24.0%	$319,596	27.3%	$(2,292)	(0.7%)
Owner-Occupied	96,947	7.3%	98,795	8.4%	(1,848)	(1.9%)
Multifamily residential	348,300	26.3%	307,411	26.2%	40,889	13.3%
Nonresidential properties	239,691	18.1%	218,929	18.7%	20,762	9.5%
Construction and land	134,651	10.2%	105,858	9.0%	28,793	27.2%
Total mortgage loans	1,136,893	86.0%	1,050,589	89.6%	86,304	8.2%
Nonmortgage loans:
Business loans (1)	150,512	11.4%	94,947	8.1%	55,565	58.5%
Consumer loans (2)	34,693	2.6%	26,517	2.3%	8,176	30.8%
Total nonmortgage loans	185,205	14.0%	121,464	10.4%	63,741	52.5%
Total gross loans	$1,322,098	100.0%	$1,172,053	100.0%	$150,045	12.8%

(1)	As of December 31, 2021 and 2020, business loans include $136.8 million and $85.3 million, respectively, of PPP loans.
(2)	As of December 31, 2021 and 2020, consumer loans include $33.9 million and $25.5 million, respectively, of loans originated by the Bank pursuant to its arrangement with Grain.

The increase in the composition of the loan portfolio was aided by an increase of $51.5 million related to PPP loans at December 31, 2021 compared to December 31, 2020. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate mortgage loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2021 and 2020, approximately 7.9% of the outstanding principal balance of the Bank’s commercial real estate mortgage loans was secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on cash flows and valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor-owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by the bank’s management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2021 and 2020, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 79.6% and 68.3%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 396.2% and 379.8% as of December 31, 2021 and 2020, respectively. At December 31, 2021, the Bank was within the 100% ratio for construction and land mortgage loans established by banking guidelines, but exceeded the 300% guideline for investor-owned commercial real estate mortgage loans. However, the Bank was within its 400% policy limit established by the Bank’s internal loan policy. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2021 decreased $19.6 million to $15.8 million from $ 35.4 million at December 31, 2020.

Deposits. The composition of deposits at December 31, 2021 and 2020 and changes in dollars and percentages are summarized as follows:

	December 31, 2021		December 31, 2020		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$274,956	22.7%	$189,855	18.5%	$85,101	44.8%
Interest-bearing deposits:
NOW/IOLA accounts	35,280	2.9%	39,296	3.8%	(4,016)	(10.2%)
Money market accounts	186,893	15.5%	136,258	13.2%	50,635	37.2%
Reciprocal deposits	143,221	11.9%	131,363	12.8%	11,858	9.0%
Savings accounts	134,887	11.2%	125,820	12.2%	9,067	7.2%
Total NOW, money market, reciprocal and savings	500,281	41.5%	432,737	42.0%	67,544	15.6%
Certificates of deposit of $250K or more	78,454	6.5%	78,435	7.6%	19	0.0%
Brokered certificates of deposit (2)	79,320	6.6%	52,678	5.1%	26,642	50.6%
Listing service deposits (2)	66,411	5.5%	39,476	3.8%	26,935	68.2%
All other certificates of deposit less than $250K	205,294	17.0%	236,398	23.0%	(31,104)	(13.2%)
Total certificates of deposit	429,479	35.7%	406,987	39.5%	22,492	5.5%
Total interest-bearing deposits	929,760	77.2%	839,724	81.5%	90,036	10.7%
Total deposits	$1,204,716	100.0%	$1,029,579	100.0%	$175,137	17.0%

(1)	As of December 31, 2021 and 2020, included in demand deposits are deposits related to net PPP funding.
(2)

As of December 31, 2021 and 2020, there were $29.0 million and 27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2021 and 2020. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review needs, if any, and to ensure that the Company is operating within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at December 31, 2021 and 2020 of $106.3 million and $117.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2021 and 2020, Mortgage World utilized $15.1 million and $30.0 million, respectively, for funding of mortgage loans held for sale and had unused lines of credit of $14.9 million and $4.9 million, respectively. The Bank anticipates maintaining these warehouse lines of credit.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $29.7 million, or 18.6%, to $189.3 million at December 31, 2021, from $159.5 million at December 31, 2020. The $29.7 million increase in stockholders’ equity was mainly attributable to $25.4 million in net income, of which, $20.3 million related to the gain, net of expenses, from the sale of real properties, $3.1 million in net treasury stock activities, $1.4 million related to share-based compensation and $1.3 million related to the Company’s Employee Stock Ownership Plan, offset by $1.6 million related to unrealized loss on available-for-sale securities, net of taxes.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

The discussion of the Company’s results of operations for the years ended December 31, 2021 and 2020 are presented below. The results of operations for periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net income for the year ended December 31, 2021 was $25.4 million compared to net income of $3.9 million for the year ended December 31, 2020. Earnings per basic share was $1.52 and diluted share was $1.51 for the year ended December 31, 2021 compared to earnings per basic and diluted share of $0.23 for the year ended December 31, 2020. The $21.6 million increase in net income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was attributable to increases of $21.4 million in non-interest income primarily resulting from an increase of $16.1 million in gain, net of expenses, on sale of real properties and $16.9 million in net interest income. The increase in net income was offset by increases of $9.6 million in non-interest expense, $6.8 million in provision for income taxes and $274,000 in provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $13.8 million, or 25.8%, to $67.1 million for the year ended December 31, 2021 from $53.3 million for the year ended December 31, 2020. Interest income on loans receivable, which is the Company’s primary source of income, increased $13.1 million, or 25.1%, to $65.5 million for the year ended December 31, 2021 from $52.4 million for the year ended December 31, 2020 primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased $243.7 million, or 22.8% to $1.31 billion for the year ended December 31, 2021 as compared to $1.07 billion for the year ended December 31, 2020. Interest and dividend on available-for-sale securities and FHLBNY stock and deposits due from banks increased $616,000, or 64.8%, to $1.6 million for the year ended December 31, 2021 from $950,000 for the year ended December 31, 2020.

Interest Expense.  Interest expense decreased $3.1 million, or 27.4%, to $8.3 million for the year ended December 31, 2021 from $11.4 million for the year ended December 31, 2020, primarily due to lower market interest rates.

Net Interest Income.  Net interest income increased $16.9 million, or 40.2%, to $58.8 million for the year ended December 31, 2021 from $42.0 million for the year ended December 31, 2020. The increase in net interest income for the year December 31, 2021 compared to year ended December 31, 2020 was attributable to an increase of $13.8 million in interest and dividend income primarily due to an increase in average loans receivable due mostly to additional PPP lending and a decrease of $3.1 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 53 basis points to 3.90% for the year ended December 31, 2021 from 3.37% for the year ended December 31, 2020. The increase in the net interest rate spread for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in the average rates paid on interest-bearing liabilities of 51 basis points to 0.80% for the year ended December 31, 2021 from 1.31% for the year ended December 31, 2020, and a slight increase in the average yields on interest-earning assets of 2 basis points to 4.70% for the year ended December 31, 2021 from 4.68% for the year ended December 31, 2020.

Net interest margin increased 44 basis points for the year ended December 31, 2021, to 4.13% from 3.69% for the year ended December 31, 2020, reflecting both our organic loan growth and the amortization of fee income from our PPP lending. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending.  The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022.  The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases during 2022; maybe as many as six more.  The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years.  Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted.  Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures.  We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income.  Non-interest income increased $21.4 million to $34.6 million for the year ended December 31, 2021 from $13.2 million for the year ended December 31, 2020. The increase in non-interest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increases of $16.1 million in gain, net of expenses, from the sale of real properties, $2.1 million in loan origination fees and $1.1 million income on sale of mortgage loans. Other increases include $849,000 in late and prepayment charges, $765,000 in service charges and fees, $350,000 in brokerage commissions and $92,000 in other non-interest income. Excluding the $16.1 million increase in gain, net of expense, from the sale of real properties, non-interest income increased $5.3 million to $14.4 million for the year ended December 31, 2021 compared to $9.1 million for the year ended December 31, 2020.

Non-Interest Expense.  Non-interest expense increased $9.6 million, or 20.2%, to $57.1 million for the year ended December 31, 2021, compared to $47.5 million for the year ended December 31, 2020. The increase in non-interest expense for the year ended December 31, 2021, compared to the year ended December 31, 2020 was attributable to increases of $2.4 million in direct loan expenses,

$1.8 million in occupancy and equipment, $1.6 million in professional fees, primarily due to an increase in consulting expenses related to a third-party service provider that provided loan origination services related to PPP loans and $1.2 million in compensation and benefits. Other increases in non-interest expense include $1.2 million in other operating expenses, $878,000 in data processing expenses, $655,000 in office supplies, telephone and postage and $113,000 in regulatory dues, offset by a decrease of $282,000 in marketing and promotional expenses. The $1.2 million increase in compensation and benefits was primarily attributable to $867,000 of ESOP expenses of which $700,000 was attributable to an additional 48,250 shares to be released as of December 31, 2021 and $334,000 in bonuses.

Income Tax Provision.  The Company had a provision for income tax expense of $8.2 million for the year ended December 31, 2021 compared to $1.4 million for year ended December 31, 2020, resulting in effective tax rates of 24.0% and 26.4%, respectively. The decrease in the  effective tax rate is attributable to a decrease of $1.1 million in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

Segments.  At December 31, 2021, the Company had two reportable segments: the Bank and Mortgage World. Income from the Bank consisted primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they were sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Years Ended December 31,		Increase (Decrease)		For the Years Ended December 31,		Increase (Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Interest and dividend income	$66,647	$53,064	$13,583	25.6%	$451	$275	$176	64.0%
Interest expense	8,015	11,357	(3,342)	(29.4%)	395	251	144	57.4%
Net interest income	58,632	41,707	16,925	40.6%	56	24	32	133.3%
Provision for loan losses	2,717	2,443	274	11.2%	—	—	—	—%
Net interest income after provision for loan losses	55,915	39,264	16,651	42.4%	56	24	32	133.3%
Non-interest income	26,385	7,554	18,831	249.3%	9,327	6,207	3,120	50.3%
Non-interest expense	45,704	40,510	5,194	12.8%	9,224	3,877	5,347	137.9%
Income before income taxes	36,596	6,308	30,288	480.2%	159	2,354	(2,195)	(93.2%)
Provision for income taxes	8,540	1,520	7,020	461.8%	50	521	(471)	(90.4%)
Net income	$28,056	$4,788	$23,268	486.0%	$109	$1,833	$(1,724)	(94.1%)

Average Balance Sheets

The following tables set forth average outstanding balances, average yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average balances are derived from average daily balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,312,505	$65,532	4.99%	$1,068,785	$52,389	4.90%
Securities (2)	62,908	1,267	2.01%	16,473	515	3.13%
Other (3)	51,156	299	0.58%	53,683	435	0.81%
Total interest-earning assets	1,426,569	67,098	4.70%	1,138,941	53,339	4.68%
Non-interest-earning assets	89,152			56,415
Total assets	$1,515,721			$1,195,356
Interest-bearing liabilities:
NOW/IOLA	$30,851	$109	0.35%	$29,792	$153	0.51%
Money market	310,611	1,168	0.38%	207,454	1,869	0.90%
Savings	133,244	146	0.11%	118,956	148	0.12%
Certificates of deposit	430,164	4,244	0.99%	379,276	6,576	1.73%
Total deposits	904,870	5,667	0.63%	735,478	8,746	1.19%
Advance payments by borrowers	10,106	4	0.04%	8,463	4	0.05%
Borrowings	121,319	2,581	2.13%	121,193	2,619	2.16%
Total interest-bearing liabilities	1,036,295	8,252	0.80%	865,134	11,369	1.31%
Non-interest-bearing liabilities:
Non-interest-bearing demand	287,008	—		164,555	—
Other non-interest-bearing liabilities	17,763	—		6,603	—
Total non-interest-bearing liabilities	304,771	—		171,158	—
Total liabilities	1,341,066	8,252		1,036,292	11,369
Total equity	174,655			159,064
Total liabilities and total equity	$1,515,721		0.80%	$1,195,356		1.31%
Net interest income		$58,846			$41,970
Net interest rate spread (4)			3.90%			3.37%
Net interest-earning assets (5)	$390,274			$273,807
Net interest margin (6)			4.13%			3.69%
Average interest-earning assets to interest-bearing liabilities			137.66%			131.65%

(1)	Loans include loans and mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.
(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Company’s net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Years Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$11,947	$1,196	$13,143
Securities (2)	1,452	(700)	752
Other	(20)	(116)	(136)
Total interest-earning assets	13,379	380	13,759
Interest-bearing liabilities:
NOW/IOLA	5	(49)	(44)
Money Market	929	(1,630)	(701)
Savings	18	(20)	(2)
Certificates of deposit	882	(3,214)	(2,332)
Total deposits	1,834	(4,913)	(3,079)
Advance payment by borrowers	—	—	—
Borrowings	3	(41)	(38)
Total interest-bearing liabilities	1,837	(4,954)	(3,117)
Change in net interest income	$11,542	$5,334	$16,876

(1)Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Total Assets. The Bank’s total assets increased $314.7 million, or 23.9%, to $1.63 billion at December 31, 2021 from $1.32 billion at December 31, 2020. The increase of $314.7 million in the Bank’s total assets was primarily due to increases of $146.4 million in loans receivable, $95.8 million in available-for-sale securities, $79.7 million in cash and cash equivalents, $6.6 million in other assets, $936,000 in accrued interest receivable and $74,000 in deferred tax assets. The increase in the Bank’s total assets was offset by decreases of $12.4 million in premises and equipment primarily due to the sale of real properties, $1.0 million in mortgage loans held for sale, at fair value, $809,000 in held-to-maturity securities, $425,000 in deferred tax assets and $249,000 in placements with banks.

Net Income.  The Bank’s net income was $28.1 million for the year ended December 31, 2021 compared to net income of $4.8 million for the year ended December 31, 2020. The $23.3 million increase in net income was attributable to increases of $18.8 million in non-interest income, primarily due to a $16.1 gain, net of expense, on sale of real properties, $16.9 million on net interest income, offset by increases in $7.0 million in provision in income taxes, $5.2 million in non-interest expense and $274,000 in provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $13.6 million, or 25.6%, to $66.6 million for the year ended December 31, 2021 from $53.1 million for the year ended December 31, 2020. Interest income on loans receivable, which is the Bank’s primary source of income, increased $13.0 million, or 24.9%, to $65.1 million for the year ended December 31, 2021 from $52.1 million for the year ended December 31, 2020.

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,198	$20,267	$(69)	(0.3%)
Multifamily residential	14,472	12,990	1,482	11.4%
Nonresidential properties	9,743	9,838	(95)	(1.0%)
Construction and land	8,256	6,827	1,429	20.9%
Business loans	9,444	1,727	7,717	446.8%
Consumer loans	2,967	469	2,498	*
Total interest income on loans receivable	$65,080	$52,118	$12,962	24.9%

* Represents more than 500%.

The following table presents interest income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$21	$80	$(59)	(73.8%)
Interest on available-for-sale securities	1,267	515	752	146.0%
Dividend on FHLBNY stock	279	351	(72)	(20.5%)
Total interest and dividend	$1,567	$946	$621	65.6%

Interest Expense.  Interest expense decreased $3.3 million, or 29.4%, to $8.0 million for the year ended December 31, 2021 from $11.4 million for the year ended December 31, 2020.

The following table presents interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$4,244	$6,576	$(2,332)	(35.5%)
Money market	1,185	1,954	(769)	(39.4%)
Savings	146	148	(2)	(1.4%)
NOW/IOLA	109	153	(44)	(28.8%)
Advance payments by borrowers	4	4	—	0.0%
Borrowings	2,327	2,522	(195)	(7.7%)
Total interest expense	$8,015	$11,357	$(3,342)	(29.4%)

Net Interest Income.  Net interest income increased $16.9 million, or 40.6%, to $58.6 million for the year ended December 31, 2021 from $41.7 million for the year ended December 31, 2020, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

Provision for loan losses.  The provision for loan losses represents a charge to earnings necessary to establish the ALLL that, in management’s opinion, should be adequate to provide coverage for the inherent losses on outstanding loans.

In evaluating the level of the ALLL, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See Note 1, “Nature of Business and Summary of Significant Accounting Policies —Allowance for Loan Losses” of the Notes to the accompanying Consolidated Financial Statements for additional information.

After an evaluation of these factors, the Bank established a provision for loan losses for the year ended December 31, 2021 of $2.7 million compared to $2.4 million for the year ended December 31, 2020. To the best of management’s knowledge, the Bank recorded all loan losses that are both probable and reasonably expected at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to the Bank’s loan portfolio, could result in material increases in the Bank’s provision for loan losses.

In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank’s allowance for loan losses and as a result of such reviews, the Bank may determine to adjust the ALLL. However, regulatory agencies are not directly involved in establishing the ALLL as the process is management’s responsibility and any increase or decrease in the allowance is the responsibility of management. The Bank has selected the CECL model and has begun running parallel scenarios. The extent of the change to ALLL is indeterminable at this time as it will be dependent upon the portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. The Company is taking advantage of the extended transition period for complying with this new accounting standard. Assuming it remains a smaller reporting company, the Bank will adopt the CECL standard for fiscal years beginning after December 15, 2022. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the accompanying Consolidated Financial Statements for a discussion of the CECL standard.

Non-interest Income.  Non-interest income increased $18.8 million to $26.4 million for the year ended December 31, 2021 from $7.6 million for the year ended December 31, 2020. The increase in non-interest income was primarily due to a $16.1 million gain, net of expenses, from sale of real properties.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,657	$892	$765	85.8%
Brokerage commissions	379	439	(60)	(13.7%)
Late and prepayment charges	1,207	358	849	237.2%
Gain on sale of real properties	20,270	4,177	16,093	—%
Other	2,872	1,688	1,184	70.1%
Total non-interest income	$26,385	$7,554	$18,831	249.3%

Non-interest Expense.  Non-interest expense increased $5.2 million, or 12.8%, to $45.7 million for the year ended December 31, 2021 from $40.5 million for the year ended December 31, 2020.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$16,581	$18,318	$(1,737)	(9.5%)
Occupancy and equipment	10,894	9,187	1,707	18.6%
Data processing expenses	2,997	2,120	877	41.4%
Direct loan expenses	1,864	655	1,209	184.6%
Insurance and surety bond premiums	585	530	55	10.4%
Office supplies, telephone and postage	1,530	1,343	187	13.9%
Professional fees	6,049	4,379	1,670	38.1%
Marketing and promotional expenses	171	477	(306)	(64.2%)
Directors fees	285	276	9	3.3%
Regulatory dues	323	210	113	53.8%
Other operating expenses	4,425	3,015	1,410	46.8%
Total non-interest expense	$45,704	$40,510	$5,194	12.8%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $18.3 million, or 47.7%, to $20.1 million at December 31, 2021 from $38.4 million at December 31, 2020. The decrease in Mortgage World’s total assets was primarily due to decreases of $18.5 million in mortgage loans held for sale, at fair value, and $1.4 million in other assets, offset by an increase of $1.7 million in cash and cash equivalents.

Net Income.  Mortgage World had net income of $109,000 for the year ended December 31, 2021 compared to net income of $1.8 million for the year ended December 31, 2020.

Non-interest Income.  Non-interest income increased $3.1 million, or 50.3%, to $9.3 million for the year ended December 31, 2021 from $6.2 million for the year ended December 31, 2020.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$945	$535	$410	76.6%
Income on mortgage loans held for sale	5,265	4,120	1,145	27.8%
Loan originations	3,021	925	2,096	226.6%
Other	96	627	(531)	(84.7%)
Total non-interest income	$9,327	$6,207	$3,120	50.3%

Non-interest Expense.  Non-interest expense increased $5.3 million, or 137.9%, to $9.2 million for the year ended December 31, 2021 from $3.9 million for the year ended December 31, 2020.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,276	$2,332	$2,944	126.2%
Occupancy and equipment	376	322	54	16.8%
Data processing	18	17	1	5.9%
Direct loan expense	2,024	792	1,232	155.6%
Insurance and surety bond premiums	—	23	(23)	(100.0%)
Office supplies, telephone and postage	524	56	468	*
Professional fees	340	45	295	*
Marketing and promotional expenses	35	11	24	218.2%
Other operating expenses	631	279	352	126.2%
Total non-interest expense	$9,224	$3,877	$5,347	137.9%

*Represents more than 500%.

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

The following table presents the consolidated results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2020	2019	Dollars	Percent
	(Dollars in thousands, except per share data)
Interest and dividend income	$53,339	$50,491	$2,848	5.6%
Interest expense	11,369	12,358	(989)	(8.0%)
Net interest income	41,970	38,133	3,837	10.1%
Provision for loan losses	2,443	258	2,185	*
Net interest income after provision for loan losses	39,527	37,875	1,652	4.4%
Noninterest income	13,247	2,683	10,564	393.7%
Noninterest expense	47,539	46,607	932	2.0%
Income (loss) before income taxes	5,235	(6,049)	11,284	186.5%
Provision (benefit) for income taxes	1,382	(924)	2,306	249.6%
Net income (loss)	$3,853	$(5,125)	$8,978	175.2%
Earnings (loss) per share for the period
Basic	$0.23	$(0.29)	$0.52	179.7%
Diluted	$0.23	$(0.29)	$0.52	179.7%
*Exceeds 500%

General. Consolidated net income for the year ended December 31, 2020, was $3.9 million compared to a net loss of ($5.1 million) for the year ended December 31, 2019. The change in net income reflects a $10.6 million, or 393.7%, increase in non-interest income, mainly as a result of a $4.2 million gain, net of expenses, on the sale of real property and $6.2 million of non-interest income attributable to Mortgage World operations. Net income was also impacted by a $2.8 million, or 5.6%, increase in interest and dividend income, a $989,000, or 8.0%, decrease in interest expense, offset by a $2.3 million increase in provision for income taxes, a $2.2 million increase in provision for loan losses in response to the COVID-19 pandemic and a $932,000, or 2.0%, increase in non-interest expense.

Mortgage World’s net income from July 10, 2020 through December 31, 2020 was $1.8 million, attributable to $6.2 million in non-interest income and $274,000 in interest and dividend income, offset by $3.9 million in non-interest expense, $521,000 in provision for income taxes and $250,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 5.6%, to $53.3 million for the year ended December 31, 2020, from $50.5 million for the year ended December 31, 2019. The increase was primarily due to a $3.1 million, or 6.3%, increase in interest income on loans, which is our primary source of interest income, offset by a decrease of $235,000 of other interest and dividend income. Average loan balances increased $122.6 million, or 13.0%, to $1.1 billion for the year ended December 31, 2020 from $946.2 million for the year ended December 31, 2019. The increase in average loan balances was mainly driven by increases in business loans, of which $50.6 million related to PPP loans, multifamily residential loans, one-to-four family residential loans, nonresidential loans, and construction and land mortgage loans. The average yield on loans decreased 31 basis points to 4.90% for the year ended December 31, 2020 from 5.21% for the year ended December 31, 2019.

The following table presents interest income on loans for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,538	$20,339	$199	1.0%
Multifamily residential	12,990	12,053	937	7.8%
Nonresidential properties	9,838	9,621	217	2.3%
Construction and land	6,827	6,374	453	7.1%
Business loans	1,727	824	903	109.6%
Consumer loans	469	95	374	393.7%
Total interest income on loans receivable	$52,389	$49,306	$3,083	6.3%

Interest income on deposits due from banks and available-for-sale securities and dividend income from FHLBNY stock decreased $235,000, or 19.8%, to $950,000 for the year ended December 31, 2020 from $1.2 million for the year ended December 31, 2019. The average balance of deposits due from banks, available-for-sale securities and FHLBNY stock increased $9.9 million, or 16.4%, to $70.2 million for the year ended December 31, 2020, from $60.3 million for the year ended December 31, 2019. The average rate earned on deposits due from banks, available-for-sale securities and FHLBNY stock decreased 62 basis points to 1.35% for the year ended December 31, 2020 from 1.97% for the year ended December 31, 2019.

The following table presents interest and dividend income on deposits due from banks, available-for-sale securities and FHLBNY stock for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$84	$617	$(533)	(86.4%)
Interest on available-for-sale securities	515	362	153	42.3%
Dividend on FHLBNY stock	351	206	145	70.4%
Total interest and dividend income	$950	$1,185	$(235)	(19.8%)

Interest Expense. Interest expense decreased $989,000, or 8.0%, to $11.4 million for the year ended December 31, 2020, from $12.4 million for the year ended December 31, 2019.

Interest expense on certificates of deposit decreased $1.1 million, or 14.3%, to $6.6 million for the year ended December 31, 2020 from $7.7 million for the year ended December 31, 2019. The average balance on certificates of deposit decreased $23.7 million, or 5.9%, to $379.3 million for the year ended December 31, 2020 from $403.0 million for the same period last year, and the average rate the Bank paid on certificates of deposit decreased 17 basis points to 1.73% for the year ended December 31, 2020 from 1.90% for the same period in 2019.

Interest expense on money market accounts decreased $680,000, or 26.7%, to $1.9 million for the year ended December 31, 2020 from $2.5 million for the year ended December 31, 2019. The average balance of money market accounts increased $82.7 million, or 66.3%, to $207.5 million for the year ended December 31, 2020 from $124.7 million for the same period last year, while the average rate paid on money market accounts decreased 114 basis points to 0.90% for the year ended December 31, 2020 from 2.04% for the year ended December 31, 2019.

Interest expense on borrowings increased $765,000, or 41.3%, to $2.6 million for the year ended December 31, 2020 from $1.9 million for the year ended December 31, 2019. The average balance on borrowings increased $43.6 million, or 56.1%, to $121.2 million for the year ended December 31, 2020 from $77.6 million for the same period last year, and the average rate the Bank paid on borrowings decreased 23 basis points to 2.16% for the year ended December 31, 2020 from 2.39% for the same period in 2019.

The following table presents interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,576	$7,677	$(1,101)	(14.3%)
Money market	1,869	2,549	(680)	(26.7%)
Savings	148	152	(4)	(2.6%)
NOW/IOLA	153	122	31	25.4%
Advance payments by borrowers	4	4	—	0.0%
Borrowings	2,619	1,854	765	41.3%
Total interest expense	$11,369	$12,358	$(989)	(8.0%)

Net Interest Income. Net interest income increased $3.8 million, or 10.1%, to $42.0 million for the year ended December 31, 2020 from $38.1 million for the year ended December 31, 2019, primarily as a result of organic loan growth and lower average cost of funds on interest bearing liabilities. Average net interest-earning assets increased by $28.3 million, or 11.6%, to $273.8 million for the year ended December 31, 2020 from $245.4 million for the same period in 2019, due primarily to increases of $122.6 million in average loans and mortgage loans held for sale, $18.2 million in FHLBNY demand account and FHLBNY stock dividends, a decrease of $23.7 million in average certificates of deposit, offset by increases of $82.7 million in average money market accounts, $43.6 million in average borrowings and a decrease of $8.3 million in average securities. The net interest rate spread decreased by 3 basis points to 3.37% for the year ended December 31, 2020 from 3.40% for the year ended December 31, 2019, and the net interest margin decreased by 10 basis points to 3.69% from 3.79% for the years ended December 31, 2020 and 2019, respectively.

Management continues to deploy various asset and liability management strategies to manage the Company’s risk of interest rate fluctuations. Net interest margin decreased 10 basis points for the year ended December 31, 2020, to 3.69% from 3.79% for the year ended December 31, 2019, reflecting that pricing for creditworthy borrowers and meaningful depositors remained very competitive and evidencing the effect of the COVID-19 pandemic.

Provision for Loan Losses.

The Bank established a provision for loan losses for the year ended December 31, 2020 of $2.4 million compared to $258,000 for the year ended December 31, 2019. The Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicated that it would likely be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The increase of $2.2 million in provision of loan losses was primarily driven by increases of $1.3 million in multifamily residential, $658,000 in 1-4 family investor owned residential mortgage, $426,000 in nonresidential properties, $334,000 in 1-4 family owner-occupied residential mortgage and $270,000 in consumer loans offset by decreases of $703,000 in business loans and $113,000 in construction and land. The ALLL was $14.9 million, or 1.27% of total loans, at December 31, 2020, compared to $12.3 million, or 1.28% of total loans, at December 31, 2019. Excluding $85.3 million in PPP loans, the ALLL at December 31, 2020 would have been 1.37% of total loans.

Non-interest Income. Consolidated non-interest income increased $10.6 million, to $13.2 million for the year ended December 31, 2020 from $2.7 million for the year ended December 31, 2019. The increase in non-interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $4.2 million gain, net of expenses, on the sale of real property, combined with $6.2 million in gain on sale of mortgage loans, loan origination fees, brokerage commissions and other non-interest income attributable to Mortgage World operations. The increase in non-interest income also was the result of $429,000 in other non-interest income and $228,000 in brokerage commissions related to the Bank, offset by decreases of $397,000 in late and prepayment charges related to mortgage loans and $79,000 in service charges and fees related to the Bank.

Mortgage World’s non-interest income from July 10, 2020 through December 31, 2020 was $6.2 million, consisting of $4.1 million in income on sale of mortgage loans, $925,000 in loan origination fees, $627,000 in other non-interest income and $535,000 in brokerage commissions.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$892	$971	$(79)	(8.1%)
Brokerage commissions	974	212	762	359.4%
Late and prepayment charges	358	755	(397)	(52.6%)
Income on sale of mortgage loans	4,120	—	4,120	—%
Loan origination	925	—	925	—%
Gain on sale of real property	4,177	—	4,177	—%
Other	1,801	745	1,056	141.7%
Total non-interest income	$13,247	$2,683	$10,564	393.7%

Non-interest Expense. Consolidated non-interest expense increased $932,000, or 2.0%, to $47.5 million for the year ended December 31, 2020, compared to $46.6 million for the year ended December 31, 2019. The increase in non-interest expense was primarily attributable to $3.9 million in non-interest expense related to Mortgage World operations, of which $2.3 million was related to compensation and benefits. The remainder of the increases in non-interest expense attributable to the Bank were $2.8 million in professional fees, $1.6 million in occupancy and equipment expense due to new software licenses and security services, $838,000 in compensation and benefits, $686,000 in other operating expenses mainly due to employment agency fees and collection fees, $544,000 in data processing expenses as a result of system enhancements and implementation charges related to new software upgrades and $319,000 in marketing and promotional expenses attributable to the Bank. The increases in non-interest expense were offset by the absence of the non-recurring $9.9 million loss on the termination of the pension plan related to the Bank, recognized in the fourth quarter of 2019. The increase of $2.8 million attributable to the Bank in professional fees was mainly attributable to increases in consulting fees of $1.8 million and professional services of $1.0 million related to the document imaging project adopted in late 2019. Included in non-interest expense for the year ended December 31, 2020 was $1.1 million of expenses incurred as a result of the COVID-19 pandemic. Excluding the impact of the $3.9 million in non-interest expense related to Mortgage World for the year ended December 31, 2020 and the $9.9 million loss on termination of pension plan related to the Bank recognized in the fourth quarter of 2019, total non-interest expense would have increased $7.0 million, or 19.0%, to $43.7 million for the year ended December 31, 2020 compared to $36.7 million for the year ended December 31, 2019.

Mortgage World’s non-interest expense from July 10, 2020 through December 31, 2020 was $3.9 million, consisting primarily of $2.3 million in compensation and benefits, $792,000 in direct loan expenses, $322,000 in occupancy and equipment and $279,000 in other operating expenses.

The following table presents non-interest expense for the periods indicated.

	For the Years Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$22,053	$18,883	$3,170	16.8%
Loss on termination of pension plan	—	9,930	(9,930)	(100.0%)
Occupancy and equipment	9,564	7,612	1,952	25.6%
Data processing expenses	2,137	1,576	561	35.6%
Direct loan expenses	1,447	692	755	109.1%
Insurance and surety bond premiums	553	414	139	33.6%
Office supplies, telephone and postage	1,399	1,185	214	18.1%
Professional fees	6,049	3,237	2,812	86.9%
Marketing and promotional expenses	488	158	330	208.9%
Directors fees	276	294	(18)	(6.1%)
Regulatory dues	210	231	(21)	(9.1%)
Other operating expenses	3,363	2,395	968	40.4%
Total non-interest expense	$47,539	$46,607	$932	2.0%

Income Tax Expense. Consolidated income tax expense was $1.4 million for the year ended December 31, 2020 and ($924,000) in income tax benefit for the year ended December 31, 2019, resulting in effective tax rates of 26.4% and 15.3%, respectively. At December 31, 2020 and 2019, net deferred tax assets amounted to $4.7 million and $3.7 million, respectively.

Average Balance Sheet

The following table sets forth average outstanding balances, average yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average balances are derived from average daily balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2020			2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,068,785	$52,389	4.90%	$946,159	$49,306	5.21%
Securities (2)	16,473	515	3.13%	24,778	362	1.46%
Other (3)	53,683	435	0.81%	35,517	823	2.32%
Total interest-earning assets	1,138,941	53,339	4.68%	1,006,454	50,491	5.02%
Non-interest-earning assets	56,415			35,504
Total assets	$1,195,356			$1,041,958
Interest-bearing liabilities:
NOW/IOLA	$29,792	$153	0.51%	$27,539	$122	0.44%
Money market	207,454	1,869	0.90%	124,729	2,548	2.04%
Savings	118,956	148	0.12%	119,521	153	0.13%
Certificates of deposit	379,276	6,576	1.73%	403,010	7,677	1.90%
Total deposits	735,478	8,746	1.19%	674,799	10,500	1.56%
Advance payments by borrowers	8,463	4	0.05%	8,608	4	0.05%
Borrowings	121,193	2,619	2.16%	77,621	1,854	2.39%
Total interest-bearing liabilities	865,134	11,369	1.31%	761,028	12,358	1.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand	164,555	—		110,745	—
Other non-interest-bearing liabilities	6,603	—		3,900	—
Total non-interest-bearing liabilities	171,158	—		114,645	—
Total liabilities	1,036,292	11,369		875,673	12,358
Total equity	159,064			166,285
Total liabilities and total equity	$1,195,356		1.31%	$1,041,958		1.62%
Net interest income		$41,970			$38,133
Net interest rate spread (4)			3.37%			3.40%
Net interest-earning assets (5)	$273,807			$245,426
Net interest margin (6)			3.69%			3.79%
Average interest-earning assets to interest-bearing liabilities			131.65%			132.25%

(1)	Loans includes loans and mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.
(3)	Includes FHLBNY demand account and FHLBNY stock dividends.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(5)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(6)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the Company’s net interest income for the periods indicated. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Years Ended December 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$6,390	$(3,307)	$3,083
Securities (2)	(121)	274	153
Other	421	(809)	(388)
Total interest-earning assets	6,690	(3,842)	2,848
Interest-bearing liabilities:
NOW/IOLA	10	21	31
Money Market	1,690	(2,369)	(679)
Savings	(1)	(4)	(5)
Certificates of deposit	(452)	(649)	(1,101)
Total deposits	1,247	(3,001)	(1,754)
Borrowings	1,041	(276)	765
Total interest-bearing liabilities	2,288	(3,277)	(989)
Change in net interest income	$4,402	$(565)	$3,837

(1)	Loans includes loans and mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.

Management of Market Risk

General. The most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. The Bank’s Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in the Bank’s assets and liabilities, for determining the level of risk that is appropriate, given the business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with policies and guidelines approved by the Board of Directors. The Bank currently utilizes a third-party modeling solution that is prepared on a quarterly basis, to evaluate its sensitivity to changing interest rates, given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

The Bank does not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities. Mortgage World did not engage in hedging activities to cover the risks of interest rate movements while it held mortgages for sale. The then low mortgage interest rates and their limited volatility had effectively mitigated such risks.

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2021, in the event of an instantaneous upward and downward change in rates from management's level interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (basis points) (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$59,506	(4.34%)
+300	60,259	(3.13%)
+200	61,001	(1.94%)
+100	61,694	(0.82%)
Level	62,205	—%
-100	61,340	(1.39%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Further, the earnings simulation model does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could alter any potential adverse impact of changes in interest rates.

The behavior of the deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in the projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce the benefit in those scenarios.

At December 31, 2021, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2021, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$168,862	$(44,792)	(20.96%)	10.96%	(2,096)
+300	180,501	(33,153)	(15.52%)	11.49%	(1,552)
+200	192,021	$(21,633)	(10.13%)	11.98%	(1,013)
+100	203,863	(9,791)	(4.58%)	12.47%	(458)
Level	213,654	—	—%	12.82%	—
-100	230,441	16,787	7.86%	13.57%	786

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could alter the adverse impact of changes in interest rates.

At December 31, 2021, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Most Likely Earnings Simulation Models.  Management also analyzes a most-likely earnings simulation scenario that projects the expected change in rates based on a forward yield curve adopted by management using expected balance sheet volumes forecasted by management.  Separate growth assumptions are developed for loans, investments, deposits, etc.  Other interest rate scenarios analyzed by management may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements to further analyze or stress the balance sheet under various interest rate scenarios. Each scenario is evaluated by management and weighted to determine the most likely result. These processes assist management to better anticipate financial results and, as a result, management may determine the need to review other operating strategies and tactics which might enhance results or better position the balance sheet to reduce interest rate risk going forward.

Each of the above analyses may not, on its own, be an accurate indicator of how net interest income will be affected by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. The Asset/Liability Committee reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

Management's model governance, model implementation and model validation processes and controls are subject to review in the Bank’s regulatory examinations to ensure they are in compliance with the most recent regulatory guidelines and industry and regulatory practices. Management utilizes a respected, sophisticated third party designed asset liability modeling software to help ensure implementation of management's assumptions into the model are processed as intended in a robust manner. That said, there are numerous assumptions regarding financial instrument behaviors that are integrated into the model. The assumptions are formulated by combining observations gleaned from the Bank’s historical studies of financial instruments and the best estimations of how, if at all, these instruments may behave in the future given changes in economic conditions, technology, etc. These assumptions may prove to be inaccurate. Additionally, given the large number of assumptions built into Bank’s asset liability modeling software, it is difficult, at best, to compare its results to other banks.

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending.  The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022.  The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases during 2022; maybe as many as six more.  The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years.  Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted.  Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures.  We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.  The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

GAP Analysis. In addition, management analyzes interest rate sensitivity by monitoring the Bank’s interest rate sensitivity "gap." The interest rate sensitivity gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$153,894	$153,894	$153,894	$153,894	$153,894	$153,894	$153,894		$153,894
Securities (1)	4,993	8,939	16,365	33,316	79,592	116,270	116,270	(1,990)	114,280
Placements with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490		$2,490
Net loans (includes LHFS)	166,991	276,112	446,737	670,281	1,249,032	1,309,504	1,309,504	11,410	1,320,914
FHLBNY Stock	6,005	6,005	6,005	6,005	6,005	6,005	6,005	(4)	6,001
Other assets	—	—	—	—	—	—	—	55,931	55,931
Total	$334,373	$447,440	$625,491	$865,986	$1,491,013	$1,588,163	$1,588,163	$65,347	$1,653,510
Liabilities:
Non-maturity deposits	$17,858	$35,716	$71,433	$142,867	$310,403	$381,627	$381,627	$393,610	$775,237
Certificates of deposit	73,838	143,956	255,074	303,917	425,479	429,479	429,479	—	429,479
Other liabilities	12,880	12,880	47,880	106,255	106,255	106,255	106,255	153,283	259,538
Total liabilities	104,576	192,552	374,387	553,039	842,137	917,361	917,361	546,893	1,464,254
Stockholders' equity	—	—	—	—	—	—	—	189,256	189,256
Total liabilities and stockholders' equity	$104,576	$192,552	$374,387	$553,039	$842,137	$917,361	$917,361	$736,149	$1,653,510
Asset/liability gap	$229,797	$254,888	$251,104	$312,947	$648,876	$670,802	$670,802
Gap/assets ratio	319.74%	232.37%	167.07%	156.59%	177.05%	173.12%	173.12%

(1)	Includes available-for-sale securities and held-to-maturity securities.

The following table sets forth the Bank’s interest-earning assets and its interest-bearing liabilities at December 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2020
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Zero Days to Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078	$72,078		$72,078
Securities (1)	802	1,514	6,183	7,865	10,883	19,094	19,094	147	19,241
Placements with banks	2,739	2,739	2,739	2,739	2,739	2,739	2,739		$2,739
Net loans (includes LHFS)	182,337	273,469	451,205	710,938	1,147,028	1,195,099	1,195,099	(1,053)	1,194,046
FHLBNY Stock	6,426	6,426	6,426	6,426	6,426	6,426	6,426	—	6,426
Other assets	—	—	—	—	—	—	—	60,701	60,701
Total	$264,382	$356,226	$538,631	$800,046	$1,239,154	$1,295,436	$1,295,436	$59,795	$1,355,231
Liabilities:
Non-maturity deposits	$16,445	$30,887	$59,771	$117,545	$256,222	$449,570	$449,570	$173,022	$622,592
Certificates of deposit	103,737	168,744	271,229	353,272	402,987	406,987	406,987	—	406,987
Other liabilities	8,000	8,000	8,000	120,324	148,699	148,699	148,699	17,409	166,108
Total liabilities	128,182	207,631	339,000	591,141	807,908	1,005,256	1,005,256	190,431	1,195,687
Stockholders' equity	—	—	—	—	—	—	—	159,544	159,544
Total liabilities and stockholders' equity	$128,182	$207,631	$339,000	$591,141	$807,908	$1,005,256	$1,005,256	$349,975	$1,355,231
Asset/liability gap	$136,200	$148,595	$199,631	$208,905	$431,246	$290,180	$290,180
Gap/assets ratio	206.26%	171.57%	158.89%	135.34%	153.38%	128.87%	128.87%

(1)      Includes available-for-sale securities and held-to-maturity securities.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and economic value tables presented assume that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At December 31, 2021 and 2020, we had $106.3 million and $117.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million and $61.5 million, respectively. At December 31, 2021 and 2020, there was eligible collateral of approximately $362.3 million and $336.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at December 31, 2021 and 2020. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2021 and 2020. Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with a maximum credit line of $15.1 million and $34.9 million, of which $30.0 million and $34.0 million was utilized, with $14.9 million and $4.9 million remaining unused, as of December 31, 2021 and 2020, respectively. The Bank anticipates maintaining these warehouse lines of credit.

Although maturities and scheduled amortization of loans and available-for-sale securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.

Net cash provided by (used in) operating activities was $18.6 million and ($27.5 million) for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, purchases of available-for-sale and held-to-maturity securities, proceeds from maturing of available-for-sale securities and pay downs on mortgage-backed available-for-sale securities, was ($211.1 million) and ($204.6 million) for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting of activities in deposit accounts, liability related to the deposit of funds for subscriptions for the Company’s common stock in connection with its second-step conversion, advances and repurchase of treasury stock, was $274.4 million and $276.5 million for the years ended December 31, 2021 and 2020, respectively.

Based on the Company’s current assessment of the economic impact of the COVID-19 pandemic, the Russia-Ukraine conflict and current global and regional market conditions on its borrowers, management has determined that these  may be a detriment to borrowers’ ability to repay in the short-term and that the likelihood of long-term detrimental effects will depend significantly on the resolution of these factors and the resumption of normalized economic activities, a factor not yet determinable. The Bank’s management also took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At December 31, 2021 and 2020, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at December 31, 2021 and 2020. Management is not aware of any conditions or events that would change the Company’s and the Bank’s well capitalized category.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2021 and 2020, the Company had outstanding commitments to originate loans, and extend credit of $220.5 million and $151.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2021 totaled $255.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2021 for the periods indicated below:

		For the Years Ending December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Operating leases	$49,968	$3,591	$3,600	$3,643	$3,600	$3,422	$32,112
Vendor obligations (1)	28,091	6,332	5,605	4,536	3,896	3,866	3,856
Advances from FHLBNY	106,255	77,880	28,375	—	—	—	—
Certificates of deposit	429,479	255,075	48,842	28,899	39,342	53,321	4,000
Total contractual obligation	$613,793	$342,878	$86,422	$37,078	$46,838	$60,609	$39,968

(1)	Amounts are for data processing services, leases of equipment and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

Other Material Cash Requirements.  In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $23.3 million in 2021. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $2.5 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $8.8 million in 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 31, 2022

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2021 and 2020

(Dollars in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents (Note 3):
Cash	$98,954	$26,936
Interest-bearing deposits in banks	54,940	45,142
Total cash and cash equivalents	153,894	72,078
Available-for-sale securities, at fair value (Note 4)	113,346	17,498
Held-to-maturity securities, at amortized cost (fair value 2021 $914; 2020 $1,722) (Note 4)	934	1,743
Placements with banks	2,490	2,739
Mortgage loans held for sale, at fair value	15,836	35,406
Loans receivable, net of allowance for loan losses - 2021 $16,352; 2020 $14,870 (Note 5)	1,305,078	1,158,640
Accrued interest receivable	12,362	11,396
Premises and equipment, net (Note 6)	19,617	32,045
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	6,001	6,426
Deferred tax assets (Note 9)	3,820	4,656
Other assets	20,132	12,604
Total assets	$1,653,510	$1,355,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,204,716	$1,029,579
Accrued interest payable	228	60
Advance payments by borrowers for taxes and insurance	7,657	7,019
Advances from the FHLBNY and others (Note 8)	106,255	117,255
Warehouse lines of credit (Note 8)	15,090	29,961
Mortgage loan fundings payable (Note 8)	—	1,483
Second-step conversion liabilities	122,000	—
Other liabilities	8,308	10,330
Total liabilities	1,464,254	1,195,687
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,463,028 shares issued and 17,425,987 shares outstanding as of December 31, 2021 and 18,463,028 shares issued and 17,125,969 outstanding as of December 31, 2020	185	185
Treasury stock, at cost; 1,037,041 shares as of December 31, 2021 and 1,337,059 shares as of December 31, 2020 (Note 10)	(13,687)	(18,114)
Additional paid-in-capital	85,601	85,105
Retained earnings	122,956	97,541
Accumulated other comprehensive income (loss) (Note 15)	(1,456)	135
Unearned Employee Stock Ownership Plan (ESOP); 434,251 shares as of December 31, 2021 and 530,751 shares as of December 31, 2020 (Note 10)	(4,343)	(5,308)
Total stockholders' equity	189,256	159,544
Total liabilities and stockholders' equity	$1,653,510	$1,355,231

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Interest and dividend income:
Interest on loans receivable	$65,532	$52,389	$49,306
Interest on deposits due from banks	20	84	617
Interest and dividend on available-for-sale securities and FHLBNY stock	1,546	866	568
Total interest and dividend income	67,098	53,339	50,491
Interest expense:
Interest on certificates of deposit	4,244	6,576	7,677
Interest on other deposits	1,427	2,174	2,827
Interest on borrowings	2,581	2,619	1,854
Total interest expense	8,252	11,369	12,358
Net interest income	58,846	41,970	38,133
Provision for loan losses (Note 5)	2,717	2,443	258
Net interest income after provision for loan losses	56,129	39,527	37,875
Non-interest income:
Service charges and fees	1,657	892	971
Brokerage commissions	1,324	974	212
Late and prepayment charges	1,207	358	755
Income on sale of mortgage loans	5,265	4,120	—
Loan origination	3,021	925	—
Gain on sale of real properties	20,270	4,177	—
Other	1,893	1,801	745
Total non-interest income	34,637	13,247	2,683
Non-interest expense:
Compensation and benefits	23,262	22,053	18,883
Loss on termination of pension plan	—	—	9,930
Occupancy and equipment	11,328	9,564	7,612
Data processing expenses	3,015	2,137	1,576
Direct loan expenses	3,888	1,447	692
Insurance and surety bond premiums	585	553	414
Office supplies, telephone and postage	2,054	1,399	1,185
Professional fees	7,629	6,049	3,237
Marketing and promotional expenses	206	488	158
Directors fees	285	276	294
Regulatory dues	323	210	231
Other operating expenses	4,567	3,363	2,395
Total non-interest expense	57,142	47,539	46,607
Income (loss) before income taxes	33,624	5,235	(6,049)
Provision (benefit) for income taxes (Note 9)	8,209	1,382	(924)
Net income (loss)	$25,415	$3,853	$(5,125)
Earnings (loss) per share: (Note 11)
Basic	$1.52	$0.23	$(0.29)
Diluted	$1.51	$0.23	$(0.29)
Weighted average shares outstanding: (Note 11)
Basic	16,744,561	16,673,193	17,432,318
Diluted	16,791,443	16,682,584	17,432,318

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$25,415	$3,853	$(5,125)
Net change in unrealized gains (losses) on securities :
Unrealized gain (losses)	(1,971)	147	395
Income tax effect	380	(32)	(84)
Unrealized gain (losses) on securities, net	(1,591)	115	311
Pension benefit liability adjustment:
Net gain during the period	—	—	9,930
Income tax effect	—	—	(2,086)
Pension liability adjustment, net of tax	—	—	7,844
Total other comprehensive income (loss), net of tax	(1,591)	115	8,155
Total comprehensive income	$23,824	$3,968	$3,030

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except share data)

							Unearned
						Accumulated	Employee
			Treasury	Additional		Other	Stock
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2018	18,463,028	$185	$—	$84,581	$98,813	$(8,135)	$(6,272)	$169,172
Net loss	—	—	—	—	(5,125)	—	—	(5,125)
Other comprehensive income, net of tax	—	—	—	—	—	8,155	—	8,155
Release of restricted stock units	90,135	—	1,285	(1,285)	—	—	—	—
Treasury stock	(1,102,029)	—	(15,763)	—	—	—	—	(15,763)
ESOP shares committed to be released (48,250 shares)	—	—	—	225	—	—	482	707
Share-based compensation	—	—	—	1,256	—	—	—	1,256
Balance, December 31, 2019	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net income	—	—	—	—	3,853	—	—	3,853
Other comprehensive income, net of tax	—	—	—	—	—	115	—	115
Release of restricted stock units	96,825	—	1,075	(1,075)	—	—	—	—
Treasury stock	(421,990)	—	(4,711)	—	—	—	—	(4,711)
ESOP shares committed to be released (48,250 shares)	—	—	—	—	—	—	482	482
Share-based compensation	—	—	—	1,403	—	—	—	1,403
Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	25,415	—	—	25,415
Other comprehensive income, net of tax	—	—	—	—	—	(1,591)	—	(1,591)
Release of restricted stock units	98,232	—	1,385	(1,385)	—	—	—	—
Treasury stock	201,786	—	3,042	94	—	—	—	3,136
ESOP shares committed to be released (96,500 shares)	—	—	—	380	—	—	965	1,345
Share-based compensation	—	—	—	1,407	—	—	—	1,407
Balance, December 31, 2021	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	For the Years Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$25,415	$3,853	$(5,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	120	7	42
(Gain) loss on sale of loans	(69)	62	102
Gain on sale of real property	(20,270)	(4,177)	—
Gain on derivatives	(172)	(166)	—
Loss on termination of pension plan	—	—	9,930
Provision for loan losses	2,717	2,443	258
Depreciation and amortization	2,473	2,519	2,222
ESOP compensation expense	1,395	540	766
Share-based compensation expense	1,405	1,403	1,256
Deferred income taxes	1,260	(932)	(2,099)
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, at fair value	18,759	(23,827)	(1,030)
Increase in accrued interest receivable	(966)	(7,414)	(187)
(Increase) decrease in other assets	(10,579)	(10,045)	1,450
Increase (decrease) in accrued interest payable	168	(37)	34
Increase in advance payments by borrowers	638	671	311
(Decrease) increase in mortgage loan funding payable	(1,483)	246	—
Net (decrease) increase in other liabilities	(2,258)	7,354	(2,884)
Net cash provided by (used in) operating activities	18,553	(27,500)	5,046
Cash Flows From Investing Activities:
Business acquisition, net of cash acquired	—	(1,005)	—
Proceeds from redemption of FHLBNY Stock	1,111	4,759	11,565
Purchases of FHLBNY Stock	(686)	(5,450)	(14,385)
Purchases of available-for-sale securities	(109,878)	(13,625)	(34,000)
Proceeds from sale of available-for-sale securities	3,641	—	—
Proceeds from maturities, calls and principal repayments on securities	9,251	17,769	39,555
Purchases of held-to-maturity securities	—	(1,743)	—
Placements with banks	249	(2,739)	—
Proceeds from sales of loans	14,382	3,977	3,614
Net increase in loans	(162,657)	(209,385)	(41,202)
Proceeds from sale of real properties	37,619	4,743	—
Purchases of premises and equipment	(4,171)	(1,902)	(3,816)
Net cash used in investing activities	(211,139)	(204,601)	(38,669)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$175,137	$247,536	$(27,715)
Funds received prior to closing in connection with second-step conversion	122,000	—	—
Repurchase of treasury stock	(1,607)	(4,711)	(15,763)
Proceeds from the sale of treasury stock	4,743	—	—
Proceeds from advances from FHLBNY	11,500	192,730	699,498
Repayments of advances to FHLBNY	(22,500)	(179,879)	(664,498)
Net advances on warehouse lines of credit	(14,871)	20,826	—
Net cash provided by (used in) financing activities	274,402	276,502	(8,478)
Net increase (decrease) in cash and cash equivalents	81,816	44,401	(42,101)
Cash and Cash Equivalents, including restricted cash:
Beginning	72,078	27,677	69,778
Ending	$153,894	$72,078	$27,677

The accompanying notes are an integral part of the consolidated financial statements.

PDL Community Bancorp and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	For the Years Ended
	December 31,
	2021	2020	2019
Supplemental Disclosures:
Cash paid during the year:
Interest	$8,084	$11,360	$12,324
Income taxes	$5,970	$531	$1,178
Supplemental Disclosures of Noncash Investing Activities:
Acquisitions
Non-cash assets acquired:
Mortgage loans held for sale, at fair value	$—	$10,549	$—
Premises and equipment	—	302	—
Other assets		$772	$—
Total non-cash assets acquired	$—	$11,623	$—
Liabilities assumed:
Warehouse lines of credit	—	9,135	—
Mortgage loan fundings payable	—	1,237	—
Other liabilities	—	246	—
Total liabilities assumed	—	10,618	—
Net non-cash assets acquired	—	(9,846)	—
Cash and cash equivalents acquired	—	750	—
Consideration paid	$—	$(9,096)	$—

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp pursuant to the completion of the conversion and reorganization of Ponce Bank Mutual Holding Company from the mutual holding company to the stock holding company form of organization that was effective on January 27, 2022 (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”), is the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federally chartered stock savings association. Refer to Note 20 Subsequent Events for additional information. The Company’s Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries Ponce Bank (the “Bank”) and Mortgage World Bankers, Inc. (“Mortgage World”), and the Bank’s wholly-owned subsidiary, Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a savings and loan holding company formed on September 29, 2017 in connection with the reorganization of the Bank into a mutual holding company structure. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 13 full service banking and 5 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey.  The mortgage loan offices are located in Queens (2) and Brooklyn (1), New York and Englewood Cliffs (1) and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company structure, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. The Bank is a MDI, a CDFI, and a certified SBA lender. The Bank is subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, mortgage-backed securities and FHLBNY stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

On July 10, 2020, the Company completed its acquisition of Mortgage World. During the year ended December 31, 2021, Mortgage World was a mortgage banking entity subject to the regulation and examination of the New York State Department of Financial Services. The primary business of Mortgage World was the taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they were sold to investors. Although Mortgage World was permitted to do business in various states (New York, New Jersey, Pennsylvania, Florida and Connecticut), it primarily operated in the New York City metropolitan area.

Risks and Uncertainties:

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The COVID-19 pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience, although to a much lesser extent, cases of the COVID-19 pandemic. Governments, businesses, and the public are still taking actions to address the spread of the COVID-19 pandemic and to mitigate its effects, including vaccinations and masking.

The financial impact of the COVID-19 pandemic may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2021, the provision for loan losses amounted $2.7 million primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic has on our local economy and our loan portfolio.

Summary of Significant Accounting Policies:

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities and the estimates relating to the valuation for share-based awards.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and Mortgage World’s ability to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities that the Bank invests in. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and amounts due from banks (including items in process of clearing). For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans originated by the Company, interest-bearing deposits in financial institutions, and deposits are reported net. Included in cash and cash equivalents are restricted cash from escrows and good faith deposits. Escrows consist of U.S. Department of Housing and Urban Development (“HUD”) upfront mortgage insurance premiums and escrows on unsold mortgages that are held on behalf of borrowers. Good faith deposits consist of deposits received from commercial loan customers for use in various disbursements relating to the closing of a commercial loan. Restricted cash are included in cash and cash equivalents for purposes of the consolidated statement of cash flows.

Securities: Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity, if any, are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the consolidated statements of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income.

The credit loss is defined as the difference between the discounted present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. The sale of a held-to-maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Federal Home Loan Bank of New York Stock: The Bank is a member of the FHLBNY. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBNY stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the allowance for loan losses and including net deferred loan origination fees and costs.

Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments.

A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful. All nonaccrual loans are considered impaired loans.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or recorded against principal balances, until qualifying for return to accrual. Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured. Accrued interest receivable is closely monitored for collectability and will be charged-off in a timely manner if deemed uncollectable.

Allowance for Loan Losses: The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of the economic impact of the COVID-19 pandemic on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Impaired loans are measured for impairment using the fair value of the collateral, present value of cash flows, or the observable market price of the note. Impairment measurement for all collateral dependent loans, excluding accruing troubled debt restructurings, is based on the fair value of collateral, less costs to sell, if necessary. A loan is considered collateral dependent if repayment of the loan is expected to be provided solely by the sale or the operation of the underlying collateral.

When a loan is modified to troubled debt restructuring, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs, if repayment under the modified terms becomes doubtful.

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over a rolling 12 quarter average period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

When establishing the allowance for loan losses, management categorizes loans into risk categories reflecting individual borrower earnings, liquidity, leverage and cash flow, as well as the nature of underlying collateral. These risk categories and relevant risk characteristics are as follows:

Residential and Multifamily Mortgage Loans: Residential and multifamily mortgage loans are secured by first mortgages. These loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay off the loan.

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rates are adjusted on a 5 year schedule.

Construction and Land Loans: Construction real estate loans consist of vacant land and property that is in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that government approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs. Construction real estate loans generally have terms of six months to two years during the construction period with fixed rates or interest rates based on a designated index.

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. They possess greater risk than most other types of loans because the repayment capacity of the borrower may become inadequate. Business loans generally have terms of five to seven years or less and interest rates that float in accordance with a designated published index. Substantially all such loans are backed by the personal guarantees of the owners of the business.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Included in consumer loans are loans related to Grain.

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by Mortgage World and the Company intends to sell these loans on the secondary market. Mortgage loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of mortgage loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations.

Derivative Financial Instruments: The Company, through Mortgage World, uses derivative financial instruments as a part of its price risk management activities. All such derivative financial instruments are designated as free-standing derivative instruments. In accordance with FASB ASC 815-25, Derivatives and Hedging, all derivative instruments are recognized as assets or liabilities on the balance sheet at their fair value. Change in the fair value of these derivatives is reported in current period earnings.

Additionally, to facilitate the sale of mortgage loans, Mortgage World may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of December 31, 2021, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

Revenue from Contracts with Customers: The Company’s revenue from contracts with customers in the scope of ASC 606, Revenue from Contract with Customers, is recognized within noninterest income. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Management determined the revenue streams impacted by ASC 606 included those related to service charges on deposit accounts, ATM and card fees and other services fees. The Company’s revenue recognition pattern for these revenue streams did not change from current practice. The Company's primary sources of revenue are interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of ASC 606.

COVID-19 Pandemic and the CARES Act: On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of the COVID-19 pandemic. Additionally, on April 7, 2020, the banking agencies, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain of the COVID-19 pandemic related modifications. Further, on August 3, 2020, the Federal Financial Institutions Examination Council issued a Joint Statement on Additional Loan Accommodations related to the COVID-19 pandemic, to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods.

Under the CARES Act and related Interagency Statement, the Company may temporarily suspend its delinquency and nonperforming treatment for certain loans that have been granted a payment accommodation that facilitates borrowers' ability to work through the immediate impact of the pandemic. The permitted use of this relief expired on January 1, 2022 and the Bank has made appropriate adjustments which are not material. Borrowers who were current prior to becoming affected by the COVID-19 pandemic, then receive payment accommodations as a result of the effects of the COVID-19 pandemic and if all payments are current in accordance with the revised terms of the loan, generally would not be reported as past due. The Company has chosen to utilize this part of the CARES Act as it relates to delinquencies and nonperforming loans and does not report these loans as past due.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Under Section 4013 of the CARES Act, modifications of loan terms do not automatically result in TDRs and the Company generally does not need to categorize the COVID-19 pandemic-related modifications as TDRs. The Company may elect not to categorize loan modifications as TDRs if they are (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This relief was extended by the Consolidated Appropriations Act enacted on December 27, 2020 to the earlier of January 1, 2022 or 60 days after the termination of the national emergency. This relief was not extended beyond January 1, 2022 and the Bank has made appropriate adjustments which are not material. Federal banking agencies were required to defer to the determination of the banks making such election.

This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Financial institutions accounting for eligible loans under Section 4013 are not required to apply ASC Subtopic 310-40 to the Section 4013 loans for the term of the loan modification. Financial institutions do not have to report Section 4013 loans as TDRs in regulatory reports, including this Form 10-K. The Company has chosen to utilize this section of the CARES Act and does not report the COVID-19 pandemic related modifications as TDRs.

Under the CARES Act and related Interagency Statement, in regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the COVID-19 pandemic as past due because of the deferral. A loan's payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, this may result in no contractual payments being past due, and these loans are not considered past due during the period of the deferral. Each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to distressed borrowers should be reported as nonaccrual assets in regulatory reports. However, during the short-term arrangements, these loans generally should not be reported as nonaccrual. The Company has elected to follow this guidance of the CARES Act and reports loans that have been granted payment deferrals as current so long as they were current at the time the deferral was granted.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when all of the components meet the definition of a participating interest and when control over the assets has been surrendered. A participating interest generally represents (1) a proportionate (pro rata) ownership interest in an entire financial asset, (2) a relationship where from the date of transfer all cash flows received from the entire financial asset are divided proportionately among the participating interest holders in an amount equal to their share of ownership, (3) the priority of cash flows has certain characteristics, including no reduction in priority, subordination of interest, or recourse to the transferor other than standard representation or warranties, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through either (a) an agreement to repurchase them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Building	39
Building improvements	15 - 39
Furniture, fixtures, and equipment	3 - 10

Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the related lease terms, including extensions expected to be exercised. Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized. Leasehold improvements in process are not amortized until the assets are placed in operation.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets: Long-lived assets, including premises and leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Other Real Estate Owned: Other Real Estate Owned ("OREO") represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for loan losses.

Properties are evaluated regularly to ensure that the recorded amounts are supported by current fair values and charges against earnings are recorded as necessary to reduce the carrying amount to fair value, less estimated costs to dispose. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the OREO, while costs relating to holding the property are expensed. Gains or losses are included in operations upon disposal.

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the consolidated statements of operations.

Related Party Transactions: Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 16 contains details regarding related party transactions.

Employee Benefit Plans: The Company maintains a KSOP, an Employee Stock Ownership Plan with 401(k) provisions incorporated, a Long-Term Incentive Plan that includes grants of restricted stock units and stock options, and a Supplemental Executive Retirement Plan (the “SERP”).

KSOP, the Employee Stock Ownership Plan with 401(k) Provisions: Compensation expense is recorded as shares are committed to be released with a corresponding credit to unearned KSOP equity account at the average fair market value of the shares during the period and the shares become outstanding for earnings per share computations. Compensation expense is recognized ratably over the service period based upon management’s estimate of the number of shares expected to be allocated by the KSOP. The difference between the average fair market value and the cost of the shares allocated by the KSOP is recorded as an adjustment to additional paid-in-capital. Unallocated common shares held by the Company’s KSOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released. The 401(k) provisions provide for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Stock Options:  The Company recognizes the value of shared-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur during the period.

Restricted Stock Units:  The Company recognizes compensation cost related to restricted stock units based on the market price of the stock units at the grant date over the vesting period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units. The Company recognizes compensation expense for the fair value of the restricted stock units on a straight-line basis over the requisite service period.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income which are both recognized as separate components of equity. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrecognized gains and losses on actuarial loss and prior service cost of the defined benefit plan.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Company.

Fair Value of Financial Instruments:  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 13. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Reporting: The Company’s business is conducted through two business segments: Ponce Bank, which involves the delivery of loan and deposit products to customers, and Mortgage World, which consists of mortgage underwriting and selling such mortgages to investors. Accordingly, all of the financial service operations are considered by management to be aggregated in two reportable operating segments as more fully disclosed in Note 19.

Loan Commitments and Related Financial Instruments: Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings (Loss) per Share (“EPS”):  Basic EPS represents net income (loss) attributable to common shareholders divided by the basic weighted average common shares outstanding. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the basic weighted average common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period. Basic weighted common shares outstanding is weighted average common shares outstanding less weighted average unallocated ESOP shares.

Treasury Stock:  Shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Reclassification of Prior Year Presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. The Company will be exiting the EGC status as of December 31, 2022. As of December 31, 2021, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases 13 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its 13 leased branches and mortgage offices. The Company is utilizing a new lease accounting tool to assist in the computations of its right to use asset and corresponding lease obligations for the operating leases. The Company will adopt this standard at the end of December 2022 and anticipates recognizing approximately $35.3 million of right of use asset and approximately $35.5 million of operating lease liability.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities, that are not deemed to be smaller reporting companies as defined by the SEC as of November 15, 2019. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also expects that the new guidance may result in an allowance for available-for-sale debt securities. The Company has selected the CECL model and has begun running scenarios. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.

In March 2017, the FASB issued ASU 2017-08 “Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.” The ASU requires premiums on callable debt securities to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted beginning after December 15, 2018, including interim periods within those fiscal years. As the Company is taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, the Company adopted the amendments in this update for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. ASU 2017-08 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard which had no material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The objective of this update is to simplify the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application and simplify other areas of Topic 740. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this standard which had no material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).”  This ASU provides optional means and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform.  The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company believes this update will not have a material impact on the consolidated financial statements.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 2.Business Acquisition

On July 10, 2020, the Company completed its acquisition of 100 percent of the shares of common stock of Mortgage World. The shareholders of Mortgage World received total consideration of $1.8 million in cash. The acquisition was accounted for using the acquisition method of accounting, and accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Mortgage World’s results of operations have been included in the Company’s Consolidated Statements of Operations since July 10, 2020. Mortgage World’s assets and liabilities were transferred to the Bank on January 26, 2022.  Refer to Note 20 Subsequent Events for additional information.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based on management’s best estimates, using information available at the date of the acquisition. The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition. The Company did not recognize goodwill from the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Mortgage World:

Fair Value (in thousands)
Fair value of acquisition consideration	$1,755
Assets:
Cash and cash equivalents	750
Mortgage loans held for sale, at fair value	10,549
Premises and equipment, net	302
Other assets	772
Total assets	$12,373

Liabilities:
Warehouse lines of credit	$9,135
Mortgage loans fundings payable	1,237
Other liabilities	246
Total Liabilities	$10,618
Net assets	$1,755

Note 3.Restrictions on Cash and Due From Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Cash and cash equivalents include Mortgage World restricted cash which consists of escrows on unsold mortgages that are held on behalf of borrowers and good faith deposits received from commercial loan customers relating to the closing of a commercial loan. As of December 31, 2021 and 2020, the total amount of restricted cash was $70,000 and $150,000, respectively, and were reflected within cash and cash equivalents on the consolidated statements of financial condition.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,981	$—	$(47)	$2,934
Corporate Bonds	21,243	144	(203)	21,184
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	18,845	—	(497)	18,348
FNMA Certificates	71,930	—	(1,231)	70,699
GNMA Certificates	175	6	—	181
Total available-for-sale securities	$115,174	$150	$(1,978)	$113,346

Held-to-Maturity Securities:
FHLMC Certificates	$934	$—	$(20)	$914
Total held-to-maturity securities	$934	$—	$(20)	$914

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$10,381	$95	$(13)	$10,463
Mortgage-Backed Securities:
FHLMC Certificates	3,201	—	(5)	3,196
FNMA Certificates	3,506	61	—	3,567
GNMA Certificates	263	9	—	272
Total available-for-sale securities	$17,351	$165	$(18)	$17,498

Held-to-Maturity Securities:
FHLMC Certificates	$1,743	$—	$(21)	$1,722
Total held-to-maturity securities	$1,743	$—	$(21)	$1,722

There was one security that was classified as held-to-maturity as of December 31, 2021 and 2020. There were two available-for-sale security in the amount of $3.6 million and no held-to-maturity securities sold during the year ended December 31, 2021. There were no available-for-sale securities and held-to-maturity securities sold during the year ended December 31, 2020. One security in the amount of $2.7 million matured and/or were called during the year ended December 31, 2021 and $17.8 million securities matured and/or were called during the year ended December 31, 2020. The Company purchased $109.9 million in available-for-sale securities during the year ended December 31, 2021 and $13.6 million in available-for-sale securities and $1.7 million in held-to-maturity securities during the year ended December 31, 2020.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4. Securities (Continued)

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020:

	December 31, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available-for-Sale Securities:
US Government Bonds	$2,934	$(47)	$—	$—	$2,934	$(47)
Corporate Bonds	15,297	(203)	—	—	15,297	(203)
Mortgage-Backed
Collateralized Mortgage Obligations (1)	16,034	(419)	2,314	(78)	18,348	(497)
FNMA Certificates	70,699	(1,231)	—	—	70,699	(1,231)
Total available-for-sale securities	$104,964	$(1,900)	$2,314	$(78)	$107,278	$(1,978)
Held-to-Maturity Securities:
FHLMC Certificates	$914	$(20)	$—	$—	$914	$(20)
Total held-to-maturity securities	$914	$(20)	$—	$—	$914	$(20)

(1)	Comprised of FHLMC, FNMA and GNMA issued securities.

	December 31, 2020
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$1,717	$(13)	$—	$—	$1,717	$(13)
Mortgage-Backed
FNMA Certificates	3,196	(5)	—	—	3,196	(5)
Total available-for-sale securities	$4,913	$(18)	$—	$—	$4,913	$(18)
Held-to-Maturity Securities:
FHLMC Certificates	$1,722	$(21)	$—	$—	$1,722	$(21)
Total held-to-maturity securities	$1,722	$(21)	$—	$—	$1,722	$(21)

The Company’s investment portfolio had 29 and 8 available-for-sale securities at December 31, 2021 and 2020, respectively, and 1  held-to-maturity security at December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company had 23 and 3 available-for-sale securities, respectively, and one held-to-maturity at December 31, 2021 and 2020 with gross unrealized losses. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2021 and 2020 and determined that they are not other than temporary impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4. Securities (Continued)

The following is a summary of maturities of securities at December 31, 2021 and 2020. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2021
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,981	2,934
More than five years through ten years	—	—
	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,445	4,381
More than five years through ten years	16,798	16,803
	21,243	21,184
Mortgage-Backed Securities	90,950	89,228
Total available-for-sale securities	$115,174	$113,346

Held-to-Maturity Securities:
Mortgage-Backed Securities	$934	$914
Total held-to-maturity securities	$934	$914

	December 31, 2020
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More one year through five years	2,651	2,728
More than five years through ten years	7,730	7,735
	10,381	10,463
Mortgage-Backed Securities	6,970	7,035
Total available-for-sale securities	$17,351	$17,498

Held-to-Maturity Securities:
Mortgage-Backed Securities	$1,743	$1,722
Total held-to-maturity securities	$1,743	$1,722

There were no securities pledged at December 31, 2021 and 2020.

The held-to-maturity securities at December 31, 2021 and 2020 will mature on October 1, 2050.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2021 and 2020 are summarized as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-Owned	$317,304	$319,596
Owner-Occupied	96,947	98,795
Multifamily residential	348,300	307,411
Nonresidential properties	239,691	218,929
Construction and land	134,651	105,858
Total mortgage loans	1,136,893	1,050,589
Nonmortgage loans:
Business loans (1)	150,512	94,947
Consumer loans (2)	34,693	26,517
Total nonmortgage loans	185,205	121,464
Total loans, gross	1,322,098	1,172,053
Net deferred loan origination costs	(668)	1,457
Allowance for loan losses	(16,352)	(14,870)
Loans receivable, net	$1,305,078	$1,158,640
(1)	As of December 31, 2021 and 2020, business loans include $136.8 million and $85.3 million, respectively, of SBA PPP loans.
(2)	As of December 31, 2021 and 2020, consumer loans include $33.9 million and $25.5 million, respectively, pursuant to the Bank’s arrangement with Grain.

The Company's lending activities are conducted principally in New York City. The Company primarily grants loans secured by real estate to individuals and businesses pursuant to an established credit policy applicable to each type of lending activity in which it engages. Although collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrowers' ability to generate continuing cash flows. The Company also evaluates the collateral and creditworthiness of each customer. The credit policy provides that depending on the borrowers’ creditworthiness and type of collateral, credit may be extended up to predetermined percentages of the market value of the collateral or on an unsecured basis. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

For disclosures related to the allowance for loan losses and credit quality, the Company does not have any disaggregated classes of loans below the segment level.

Credit-Quality Indicators: Internally assigned risk ratings are used as credit-quality indicators, which are reviewed by management on a quarterly basis.

The objectives of the Company’s risk-rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for loan losses.

Below are the definitions of the Company's internally assigned risk ratings:

Strong Pass – Loans to new or existing borrowers collateralized at least 90 percent by an unimpaired deposit account at the Company.

Good Pass – Loans to a new or existing borrower in a well-established enterprise in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

Satisfactory Pass – Loans to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

Performance Pass – Loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service debt.

Special Mention – Loans in this category are currently protected but show one or more potential weaknesses and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness or weaknesses are not monitored or remediated.

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any. Loans in this category have well defined weaknesses and risks that jeopardize their repayment. They are characterized by the distinct possibility that some loss may be sustained if the deficiencies are not remedied.

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

Loans within the top four categories above are considered pass rated, as commonly defined.  Risk ratings are assigned as necessary to differentiate risk within the portfolio. Risk ratings are reviewed on an ongoing basis and revised to reflect changes in the borrowers’ financial condition and outlook, debt service coverage capability, repayment performance, collateral value and coverage as well as other considerations.

The following tables present credit risk ratings by loan segment as of December 31, 2021 and 2020:

	December 31, 2021
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$402,276	$339,047	$237,371	$127,084	$150,512	$34,693	$1,290,983
Special mention	1,820	5,328	—	6,650	—	—	13,798
Substandard	10,155	3,925	2,320	917	—	—	17,317
Total	$414,251	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

	December 31, 2020
	Mortgage Loans				Nonmortgage Loans
	1-4			Construction			Total
	Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$406,993	$301,015	$213,882	$88,645	$94,947	$26,517	$1,131,999
Special mention	2,333	—	—	17,213	—	—	19,546
Substandard	9,065	6,396	5,047	—	—	—	20,508
Total	$418,391	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of December 31, 2021 and 2020, is as follows:

	December 31, 2021
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgages:
1-4 Family
Investor-Owned	$312,918	$321	$2,969	$1,096	$317,304	$3,583	$—
Owner-Occupied	91,568	2,961	471	1,947	96,947	3,480	—
Multifamily residential	346,409	1,704	187	—	348,300	1,200	—
Nonresidential properties	237,589	934	1,168	—	239,691	2,262	—
Construction and land	134,651	—	—	—	134,651	917	—
Nonmortgage Loans:
Business	145,919	4,036	544	13	150,512	—	—
Consumer	30,359	2,570	1,759	5	34,693	—	—
Total	$1,299,413	$12,526	$7,098	$3,061	$1,322,098	$11,442	$—

	December 31, 2020
		30-59	60-89	Over			Over
		Days	Days	90 Days		Nonaccrual	90 Days
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgages:
1-4 Family
Investor-Owned	$313,960	$2,222	$1,507	$1,907	$319,596	$3,058	$—
Owner-Occupied	95,775	1,572	348	1,100	98,795	3,250	—
Multifamily residential	305,325	1,140	—	946	307,411	946	—
Nonresidential properties	215,657	—	—	3,272	218,929	4,429	—
Construction and land	105,858	—	—	—	105,858	—	—
Nonmortgage Loans:
Business	94,847	100	—	—	94,947	—	—
Consumer	25,529	497	316	175	26,517	—	—
Total	$1,156,951	$5,531	$2,171	$7,400	$1,172,053	$11,683	$—

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of December 31, 2021, 2020, and 2019, respectively.

	For the Year Ended December 31, 2021

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowances for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(318)	(127)	508	(29)	204	(32)	2,511	2,717
Losses charged-off	—	—	(38)	—	—	—	(1,342)	(1,380)
Recoveries	8	45	—	—	—	84	8	145
Balance, end of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Ending balance: individually evaluated for impairment	$91	$114	$—	$38	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	3,449	1,064	5,684	2,127	2,024	306	1,455	16,109
Total	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Loans:
Ending balance: individually evaluated for impairment	$6,672	$5,854	$1,200	$2,995	$917	$13	$—	$17,651
Ending balance: collectively evaluated for impairment	310,632	91,093	347,100	236,696	133,734	150,499	34,693	1,304,447
Total	$317,304	$96,947	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

	For the Year Ended December 31, 2020

	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowances for loan losses:
Balance, beginning of period	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	347	193	1,349	341	38	(95)	270	2,443
Losses charged-off	—	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	4	—	95	5	104
Balance, end of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Ending balance: individually evaluated for impairment	$118	$134	$—	$40	$—	$—	$—	$292
Ending balance: collectively evaluated for impairment	3,732	1,126	5,214	2,154	1,820	254	278	14,578
Total	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Loans:
Ending balance: individually evaluated for impairment	$7,468	$5,754	$946	$5,184	$—	$—	$—	$19,352
Ending balance: collectively evaluated for impairment	312,128	93,041	306,465	213,745	105,858	94,947	26,517	1,152,701
Total	$319,596	$98,795	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2019
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowances for loan losses:
Balance, beginning of year	$3,799	$1,208	$3,829	$1,925	$1,631	$260	$7	$12,659
Provision charged to expense	(311)	(141)	36	(85)	151	608	—	258
Losses charged-off	(8)	—	—	—	—	(724)	—	(732)
Recoveries	23	—	—	9	—	110	2	144
Balance, end of year	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Ending balance: individually evaluated for impairment	$265	$149	$—	$31	$—	$14	$—	$459
Ending balance: collectively evaluated for impairment	3,238	918	3,865	1,818	1,782	240	9	11,870
Total	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Loans:
Ending balance: individually evaluated for impairment	$6,973	$5,572	$—	$5,548	$1,125	$14	$—	$19,232
Ending balance: collectively evaluated for impairment	298,299	86,371	250,239	201,677	98,184	10,863	1,231	946,864
Total	$305,272	$91,943	$250,239	$207,225	$99,309	$10,877	$1,231	$966,096

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans, including troubled debt restructurings, are identified by applying normal loan review procedures in accordance with the allowance for loan losses methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

The following information relates to impaired loans as of and for the years ended December 31, 2021, 2020, and 2019:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
	(in thousands)
Mortgages:
1-4 Family	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage Loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
	(in thousands)
Mortgages:
1-4 Family	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage Loans:
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance	Investment	on Cash Basis
	(in thousands)
Mortgages:
1-4 Family	$13,566	$8,390	$4,155	$12,545	$414	$12,995	$361
Multifamily residential	—	—	—	—	—	6	—
Nonresidential properties	5,640	5,173	375	5,548	31	3,988	121
Construction and land	1,465	1,125	—	1,125	—	1,219	6
Nonmortgage Loans:
Business	16	—	14	14	14	195	—
Consumer	—	—	—	—	—	1	—
Total	$20,687	$14,688	$4,544	$19,232	$459	$18,404	$488

The loan portfolio also includes certain loans that have been modified to troubled debt restructurings. Under applicable standards, loans are modified to troubled debt restructurings when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When a loan is modified to a troubled debt restructuring, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a troubled debt restructuring is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off to the allowance for loan losses.

During the year ended December 31, 2021 and 2020, there were no loans restructured as a troubled debt restructuring.

At December 31, 2021, there were 30 troubled debt restructured loans totaling $8.7 million of which $6.2 million are on accrual status. At December 31, 2020, there were 32 troubled debt restructured loans totaling $9.7 million of which $6.6 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $243,000 and $292,000 at December 31, 2021 and 2020, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 5. Loans Receivable and Allowance for Loan Losses (Continued)

Loan modifications and payment deferrals as a result of the COVID-19 pandemic that met the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators were excluded from evaluation of TDR classification and reported as current during the payment deferral period. The Company’s policy was to accrue interest during the deferral period. Loans that did not meet the CARES Act or regulatory guidance criteria were evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. The permitted use of this relief expired on January 1, 2022 and the Bank has made appropriate adjustments, which are not material.

Mortgage Loans Held for Sale at Fair Value

At December 31, 2021 and 2020, 27 loans and 70 loans related to Mortgage World in the amount of $15.5 million and $34.4 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. At December 31, 2020, there was one loan in the amount of $1.0 million held for sale related to the Bank. Refer to Note 13 Fair Value for additional information.

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
	(in thousands)
Land	$932	$3,897
Buildings and improvements	4,327	17,119
Leasehold improvements	16,462	26,104
Furniture, fixtures and equipment	9,661	9,184
	31,382	56,304
Less accumulated depreciation and amortization	(11,765)	(24,259)
Total premises and equipment, net	$19,617	$32,045

Depreciation and amortization expense amounted to $2.5 million for each of the years ended December 31, 2021 and 2020, and $2.2 million for the year ended December 31, 2019, respectively, and are included in occupancy expense in the accompanying consolidated statements of operations. Buildings and improvements decreased by $12.8 million to $4.3 million at December 31, 2021 mainly due to the sale of real property offset by increases to investments made to the branch network and other product delivery services as part of the branch renovation initiative. Leasehold improvements decreased $9.6 million to $16.5 million mainly due to the sale of real property and $2.3 million offset in branch renovation initiative. Land decreased $3.0 million to $932,000 at December 31, 2021 as a result of the sale of real property. Furniture, fixtures and equipment increased $477,000 to $9.7 million at December 31, 2021, mainly as a result of renovations of premises and purchases of laptops and software to facilitate remote working during the COVID-19 pandemic.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 7. Deposits

Deposits at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
	(in thousands)
Demand (1)	$274,956	$189,855
Interest-bearing deposits:
NOW/IOLA accounts	35,280	39,296
Money market accounts	186,893	136,258
Reciprocal deposits	143,221	131,363
Savings accounts	134,887	125,820
Total NOW, money market, reciprocal and savings	500,281	432,737
Certificates of deposit of $250K or more	78,454	78,435
Brokered certificates of deposit (2)	79,320	52,678
Listing service deposits (2)	66,411	39,476
Certificates of deposit less than $250K	205,294	236,398
Total certificates of deposit	429,479	406,987
Total interest-bearing deposits	929,760	839,724
Total deposits	$1,204,716	$1,029,579

(1)	As of December 31, 2021 and 2020, included in demand deposits are deposits related to net PPP funding.
(2)

As of December 31, 2021 and 2020, there were $29.0 million and $27.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At December 31, 2021, scheduled maturities of certificates of deposit were as follows:

December 31,	(in thousands)
2022	$255,075
2023	48,842
2024	28,899
2025	39,342
2026	53,321
Thereafter	4,000
$429,479

Overdrawn deposit accounts that have been reclassified to loans amounted to $179,000 and $102,000 as of December 31, 2021 and 2020, respectively.

Note 8. Borrowings

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $106.3 million and $109.3 million of outstanding term advances from FHLBNY at December 31, 2021 and 2020, respectively. The Bank repaid $11.0 million in advances from FHLBNY during the year ended December 31, 2021. Additionally, the Bank has an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both December 31, 2021 and 2020, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million and $61.5 million at December 31, 2021 and 2020, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8. Borrowings (Continued)

Borrowed funds at December 31, 2021 and 2020 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2021			2020
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY overnight advances	$—	$—	—%	$8,000	$8,000	0.34%

FHLBNY term advances ending :
2021	—	—	—%	3,000	3,000	1.84
2022	77,880	77,880	1.73	77,880	77,880	1.73
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$106,255	$106,255	2.02%	$117,255	$117,255	1.90%

Interest expense on FHLBNY term advances totaled $2.2 million, $2.5 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no interest expense on FHLBNY overnight advances for the year ended December 31, 2021.  Interest expense on FHLBNY overnight advances totaled $173,000, and $130,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the Bank had eligible collateral of approximately $362.3 million and $336.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY.

Warehouse Lines of Credit:  Mortgage World maintains two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit are repaid with proceeds from the sale of the mortgage loans. The lines are secured by the assets collaterizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. All warehouse facilities are guaranteed by Mortgage World. As of December 31, 2021, Mortgage World was in full compliance with all financial covenants.

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at December 31, 2021 and 2020 was 3.35% and 3.39%, respectively. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded by wires. The effective rate at December 31, 2021 and 2020 was 3.10% and 3.14%, respectively. The warehouse line of credit is due to expire on June 30, 2022.

	December 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,636	$6,364
Warehouse Line of Credit #2	15,000	6,274	8,726
Total long-term debt	$30,000	$14,910	$15,090

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 8. Borrowings (Continued)

	December 31, 2020
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$29,900	$2,171	$27,729
Warehouse Line of Credit #2	5,000	2,768	2,232
Total long-term debt	$34,900	$4,939	$29,961

Mortgage Loan Funding Payable: Mortgage loan funding payable consists of liabilities to borrowers in connection with Mortgage World origination of residential loans originated and intended for sale in the secondary market, that remain unfunded because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At December 31, 2021, there were no mortgage loan funding payable. At December 31, 2020 the balance of mortgage loan funding payable was $1.5 million.

Note 9. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019 consists of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Federal:
Current	$6,107	$2,065	$878
Deferred	646	(839)	(1,436)
	6,753	1,226	(558)
State and local:
Current	842	281	296
Deferred	1,733	(353)	(3,002)
	2,575	(72)	(2,706)
Changes in valuation allowance	(1,119)	228	2,340
Provision (benefit) for income taxes	$8,209	$1,382	$(924)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for 2021, 2020 and 2019 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax, at federal rate	$7,195	$1,099	$(1,270)
State and local tax, net of federal taxes	2,034	(57)	(2,128)
Valuation allowance, net of the federal benefit	(1,119)	228	2,340
Other	99	112	134
Provision (benefit) for income taxes	$8,209	$1,382	$(924)

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will impact the Company's tax liability in future years. In 2021 Management recorded a valuation allowance against portion of the charitable contribution carryforward that will expire in 2022 as it is unlikely this deferred tax asset will be utilized. The valuation allowance decreased by $1.1 million for the year ended December 31, 2021 and increased by $228,000 and $2.3 million for the years ended December 31, 2020 and 2019, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9. Income Taxes (Continued)

Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOL to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Bank, did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2020, the Bank had no federal NOL carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $1.3 million for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $9.1 million for New York State purposes and $14.3 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2020, the Bank had no New Jersey net operating loss carryforwards.

At December 31, 2021 and 2020, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2018.

On March 27, 2020, the CARES Act was signed to help individuals and businesses that have been negatively impacted by the COVID-19 pandemic. Among other provisions, the CARES Act allows net operating losses, which were modified with the Tax Cuts and Jobs Act of 2017, to be carried back five years. It also modifies the useful lives of qualified leasehold improvements, relaxing the excess loss limitations on pass-through and increasing the interest expense limitation. The Company does not expect the CARES Act to have a material tax impact on the Company's consolidated financial statements.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 9. Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	At December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for losses on loans	$5,254	$4,846
Deferred loan fees	214	—
Interest on nonaccrual loans	102	792
Unrealized loss on available-for-sale securities	399	—
Amortization of intangible assets	50	70
Deferred rent payable	152	120
Depreciation of premises and equipment	—	79
Net operating losses	3,280	3,990
Charitable contribution carryforward	366	1,366
Compensation and benefits	456	326
Other	264	78
Total gross deferred tax assets	10,537	11,667
Deferred tax liabilities:
Depreciation of premises and equipment	1,301	—
Deferred loan fees	—	475
Unrealized loss on available-for-sale securities	—	25
Other	63	39
Total gross deferred tax liabilities	1,364	539
Valuation allowance	5,353	6,472
Net deferred tax assets	$3,820	$4,656

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Equity	$(424)	$32	$2,186
Operations	1,260	(964)	(2,099)
	$836	$(932)	$87

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Compensation and Benefit Plans

401(k) Plan:

Prior to January 1, 2021, the Company provides a qualified defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan qualifies under the Internal Revenue Service safe harbor provisions, as defined. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1 or October 1). The 401(k) Plan provides for elective employee/participant deferrals of income. Discretionary matching, profit-sharing, and safe harbor contributions, not to exceed 4% of employee compensation and profit-sharing contributions may be provided. The Company is currently making a safe harbor contributions of 3%. The 401(k) expenses recorded in the consolidated statements of operations amounted to $375,000, $580,000 and $331,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Effective January 1, 2021, the Company amended and restated its ESOP into a KSOP, Employee Stock Ownership Plan with 401(k) provision, to include substantially the same 401(k) provisions contained in the previously separate 401(k) plan. The Company made a safe harbor contribution of 3% into the 401(k) Plan. There were no changes to the provisions of the previously separately formed ESOP as discussed below.

KSOP, Employee Stock Ownership Plan with 401(k) Provisions:

In connection with the reorganization, the Company established an ESOP for the exclusive benefit of eligible employees. The ESOP borrowed $7.2 million from the Company, sufficient to purchase 723,751 shares (approximately 3.92% of the common stock sold in the stock offering).  The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, and then the remainder will be applied to principal. The loan is expected to be repaid over a period of 15 years. Shares purchased with the loan proceeds are held by the trustee in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants, subject to applicable regulations.

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, compensation expense equal to the average market price of the shares for the respective period are recognized, and the unallocated shares are taken into consideration when computing earnings per share. Refer to Note 11 Earnings Per Common Share for additional information.

A summary of the ESOP shares as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Shares committed-to-be-released (1)	96,500	48,250
Shares allocated to participants	170,145	129,270
Unallocated shares (1)	434,251	530,751
Total	700,896	708,271
Fair value of unallocated shares	$6,297	$5,578

(1)  During the year, the Company increased the shares committed-to-be-released by an additional 48,250 shares resulting in a total of 96,500 shares to be released as of December 31, 2021 compared to 48,250 shares as of December 31, 2020.

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $1.4 million, $538,000 and $766,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Included in the $1.4 million was $700,000 related to the additional 48,250 shares committed-to-be-released as of December 31, 2021.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Compensation and Benefit Plans (Continued)

Supplemental Executive Retirement Plan:

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expenses recognized were $261,000 for the year ended December 31, 2021 for the two key executive officers. For the years ended December 31, 2020 and 2019,  the Company recognized SERP expenses in the amount of $59,000 and $62,000, respectively for the benefit of one key executive officer.

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018. The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018 and 45,000 awards of stock options into 15,000 restricted stock units in 2020.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of December 31, 2021 and 2020, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476 for both periods. As of December 31, 2021 and 2020 the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units remaining to be awarded under the Incentive Plan was none for both years. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock awards or restricted stock units would be 63,159 as of December 31, 2021 and 2020, but would eliminate the availability of stock options and SARs available for award.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	335,919	$12.66
Granted	—	—
Vested	(98,232)	12.69
Forfeited	—	—
Non-vested at December 31	237,687	$12.65

	December 31, 2020
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	420,744	$12.78
Granted	15,000	10.05
Vested	(96,825)	12.77
Forfeited	(3,000)	12.77
Non-vested at December 31	335,919	$12.66

Compensation expense related to restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.3 million and $1.2 million, respectively. As of December 31, 2021, the total remaining unrecognized compensation cost related to restricted stock units was $2.9 million, which is expected to be recognized over the next 24 quarters.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock options activity and related information for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	203,766	$12.02
Exercisable at December 31 (1)	94,904	$12.45

	December 31, 2020
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	163,766	$12.78
Granted	40,000	8.93
Exercised	—	—
Forfeited	—	—
Outstanding, December 31 (1)	203,766	$12.02
Exercisable, December 31 (1)	55,938	$12.77

(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $505,000 for outstanding options and $195,000 for exercisable options at December 31, 2021 and $0 for outstanding options and $0 for exercisable options at December 31, 2020.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Compensation and Benefit Plans (Continued)

The weighted-average exercise price for outstanding options as of December 31, 2021 was $12.02 per share and the weighted-average remaining contractual life is 6.8 years. The weighted-average period over which it is expected to be recognized is 3.7 years. There were 94,904 shares exercisable as of December 31, 2021. Total compensation costs related to stock options recognized was $132,000, $127,000 and $101,000 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total remaining unrecognized compensation cost related to unvested stock options was $353,000, which is expected to be recognized over the next 24 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2021	2020
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	38.51%
Risk-free interest rate	0.48%	0.48%
Weighted average grant date fair value	$3.77	$3.77

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

The Company adopted a share repurchase program effective March 25, 2019 which expired on September 24, 2019. Under the repurchase program, the Company was authorized to repurchase up to 923,151 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. On November 13, 2019, the Company adopted a second share repurchase program. Under this second program, the Company was authorized to repurchase up to 878,835 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s second share repurchase program was terminated on March 27, 2020 in response to the uncertainty related to the unfolding COVID-19 pandemic. On June 1, 2020, the Company adopted a third share repurchase program. Under this third program, the Company was authorized to repurchase up to 864,987 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The Company’s third share repurchase program expired on November 30, 2020. On December 14, 2020, the Company adopted a fourth share repurchase program. Under this fourth program, the Company is authorized to repurchase up to 852,302 shares of the Company’s stock, or approximately 5% of the Company’s then current issued and outstanding shares. The fourth repurchase program was terminated on May 4, 2021.

As of December 31, 2021, the Company had repurchased a total of 1,670,619 shares under the repurchase programs at a weighted average price of $13.22 per share, of which 1,037,041 shares are reported as treasury stock. Of the 1,670,619 shares repurchased, a total of 285,192 shares have been used for grants given to directors, executive officers and non-executive officers under the Company’s 2018 Long-Term Incentive Plan pursuant to restricted stock units which vested on December 4, 2021, 2020 and 2019. Of the 285,192 shares, 353 shares were retained to satisfy a recipient’s taxes and other withholding obligations and these shares remain as part of treasury stock. In addition, during the year ended December 31, 2021, 348,739 shares were sold to Banc of America Strategic Investments Corporation in a privately negotiated transaction.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 11. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands except share data)
Net Income (loss)	$25,415	$3,853	$(5,125)
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	17,256,837	17,233,901	18,039,640
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	512,276	560,708	607,322
Basic weighted average common shares outstanding	16,744,561	16,673,193	17,432,318
Basic earnings (loss) per common share	$1.52	$0.23	$(0.29)
Dilutive potential common shares:
Add: Dilutive effect of share-based compensation	46,882	9,391	—
Diluted weighted average common shares outstanding	16,791,443	16,682,584	17,432,318
Diluted earnings (loss) per common share	$1.51	$0.23	$(0.29)

Note 12. Commitments, Contingencies and Credit Risk

Financial Instruments With Off-Balance-Sheet Risk: In the normal course of business, financial instruments with off-balance-sheet risk may be used to meet the financing needs of customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the consolidated statements of financial condition. The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Commitments to grant mortgage loans	$127,159	$101,722
Commitments to sell loans at lock-in rates	13,321	11,276
Unfunded commitments under lines of credit	80,033	38,261
	$220,513	$151,259

Commitments to Grant Mortgage Loans: Commitments to grant mortgage loans are agreements to lend to a customer as long as all terms and conditions are met as established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. Material losses are not anticipated as a result of these transactions.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12. Commitments, Contingencies and Credit Risk (Continued)

Commitments to Sell Loans at Lock-in Rates: In order to assure itself of a marketplace to sell its loans, Mortgage World has agreements with investors who will commit to purchase loans at locked-in rates. Mortgage World has off-balance sheet market risk to the extent that Mortgage World does not obtain matching commitments from these investors to purchase the loans. This will expose Mortgage World to the lower of cost or market valuation environment.

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2021.

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are both uncollateralized and usually contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Company is committed.

Letters of Credit: Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit are largely cash secured.

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in New York City metropolitan area. Generally, such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Loan Concentrations: As of December 31, 2021, approximately 6.0% of Mortgage World total originated loan volume was insured and approximately 65.1% of total originated loan volume was sold to three investors. Mortgage World is permitted to close loans in five states and has closed approximately 99.1% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At December 31, 2021, there were noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contain an escalation clause providing for increased rental based primarily on increases in real estate taxes.

On February 11, 2021, the Company completed the sale of real property located at 3821 Bergenline Avenue, Union City, New Jersey for a sale price of $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option. The sale lease-back resulted in a gain of approximately $623,000, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On June 4, 2021, the Company completed the sale of real property located at 5560 Broadway, Bronx, New York for a sale price of $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $281,000 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On November 10, 2021, the Company completed the sale of real property located at 2244 Westchester Avenue, Bronx, New York for a sale price of $16.1 million. Concurrent with the sale, the Bank and the purchaser entered into a seventeen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $926,000, subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $8.7 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

On November 12, 2021, the Company completed the sale of real property located at 169-174 Smith Street, Brooklyn, New York for a sale price of $4.0 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $200,000 subject to annual rent increases of 1.50%. The sale lease-back resulted in a gain of approximately $3.7 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 12. Commitments, Contingencies and Credit Risk (Continued)

On December 16, 2021, the Company completed the sale of real property located at 37-60 82nd Street, Jackson Heights, New York for a sale price of $11.8 million. Concurrent with the sale, the Bank and the purchaser entered into a seventeen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $530,000 subject to annual rent increases of 2.0%. The sale lease-back resulted in a gain of approximately $3.1 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

Rental expenses under operating leases, included in occupancy expense, totaled $2.3 million, $1.5 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2021 are as follows:

December 31,
(in thousands)
2022	$3,591
2023	3,600
2024	3,643
2025	3,600
2026	3,422
Thereafter	32,112
$49,968

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13. Fair Value

The following fair value hierarchy is used based on the lowest level of input significant to the fair value measurement. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Placements with Banks, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities were not recorded at fair value on a recurring basis.

Available-for-Sale Securities: These financial instruments are recorded at fair value in the consolidated financial statements on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using pricing models (e.g., matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency bonds and mortgage-backed securities. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period.

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Bank can redeem such stock with FHLBNY at cost. As a member of the FHLBNY, the Company is required to purchase this stock, which we carry at cost and classified as restricted equity securities.

Loans Receivable: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Impaired loans are valued using a present value discounted cash flow method, or the fair value of the collateral. Loans are not recorded at fair value on a recurring basis.

Mortgage Loans Held for Sale:  Mortgage loans held for sale, at fair value, consists primarily of mortgage loans originated for sale by Mortgage World and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, investor commitments, or broker quotations, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale under the fair value option was $15.8 million and the aggregate unpaid principal balance amounted to $15.5 million.

Interest Rate Lock Commitments: Mortgage World enters into rate lock commitments to extend credit to borrowers for generally up to a 60 day period for origination and/or purchase of loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these loan commitments expose Mortgage World to variability in its fair value due to changes in interest rates.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13. Fair Value (Continued)

The FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value is based on active market pricing for substantially similar underlying mortgage loans commonly referred to as best execution pricing or investment commitment pricing, if the loan is committed to an investor through a best efforts contract.  In valuing interest rate lock commitments, there are several unobservable inputs such as the fair value of the mortgage servicing rights, estimated remaining cost to originate the loans, and the pull through rate of the open pipeline. Accordingly, such derivative is classified as Level 3.

The approximate notional amounts of Mortgage World’s derivative instruments was $13.3 million and $11.3 million at December 31, 2021 and 2020, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $172,000 and $166,000 as of December 31, 2021 and 2020, respectively, and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2020	$166
Change in fair value of derivative instrument reported in earnings	6
Balance as of December 31, 2021	$172

Other Real Estate Owned: Other real estate owned represents real estate acquired through foreclosure, and is recorded at fair value less estimated disposal costs on a nonrecurring basis. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the asset is classified as Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the asset is classified as Level 3.

Deposits: The fair values of demand deposits, savings, NOW, reciprocal deposits and money market accounts equal their carrying amounts, which represent the amounts payable on demand at the reporting date. Fair values for fixed-term, fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on certificates of deposit to a schedule of aggregated expected monthly maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

FHLBNY Advances: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLBNY interest rates for advances of similar maturity to a schedule of maturities of such advances. These borrowings are not recorded at fair value on a recurring basis.

Warehouse Lines of Credit, Mortgage Loan Fundings Payable: The carrying amounts of warehouse lines of credit and mortgage loan fundings payable approximate fair value and due to their short-term nature are classified as Level 2.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13. Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$—	$2,934	$—
Corporate bonds	21,184	—	21,184	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	18,348	—	18,348	—
FNMA Certificates	70,699	—	70,699	—
GNMA Certificates	181	—	181	—
Mortgage loans held for sale, at fair value	15,836	—	15,836	—
Derivatives from interest rate lock commitments	172	—	—	172
	$129,354	$—	$129,182	$172

		December 31, 2020
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
Corporate bonds	$10,463	$—	$10,463	$—
Mortgage-Backed Securities:
FHLMC Certificates	3,196	—	3,196	—
FNMA Certificates	3,567	—	3,567	—
GNMA Certificates	272	—	272	—
Mortgage Loans Held for Sale, at fair value	35,406	—	35,406	—
Derivatives from interest rate lock commitments	166	—	—	166
	$53,070	$—	$52,904	$166

Management’s assessment and classification of a financial instrument within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,651	$—	$—	$17,651

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$19,352	$—	$—	$19,352

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2021 and 2020, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13. Fair Value (Continued)

As of December 31, 2021 and 2020, the book balances and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,894	$153,894	$—	$—	$153,894
Available-for-sale securities, at fair value	113,346	—	108,417	4,929	113,346
Held-to-maturity securities, at amortized cost	934	—	914	—	914
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	15,836	—	15,836	—	15,836
Loans receivable, net	1,305,078	—	—	1,306,253	1,306,253
Accrued interest receivable	12,362	—	12,362	—	12,362
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	274,956	274,956	—	—	274,956
Interest-bearing deposits	500,281	500,281	—	—	500,281
Certificates of deposit	429,479	—	431,339	—	431,339
Advance payments by borrowers for taxes and insurance	7,657	—	7,657	—	7,657
Advances from FHLBNY	106,255	—	106,680	—	106,680
Warehouse lines of credit	15,090	—	15,090	—	15,090
Mortgage loan fundings payable	—	—	—	—	—
Accrued interest payable	228	—	228	—	228

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$72,078	$72,078	$—	$—	$72,078
Available-for-sale securities	17,498	—	17,498	—	17,498
Held-to-maturity securities, at amortized cost	1,743	—	1,722	—	1,722
Placements with banks	2,739	—	2,739	—	2,739
Mortgage loans held for sale, at fair value	35,406	—	35,406	—	35,406
Loans receivable, net	1,158,640	—	—	1,182,971	1,182,971
Accrued interest receivable	11,396	—	11,396	—	11,396
FHLBNY stock	6,426	6,426	—	—	6,426
Financial liabilities:
Deposits:
Demand deposits	189,855	189,855	—	—	189,855
Interest-bearing deposits	432,737	432,737	—	—	432,737
Certificates of deposit	406,987	—	411,742	—	411,742
Advance payments by borrowers for taxes and insurance	7,019	—	7,019	—	7,019
Advances from FHLBNY	117,255	—	119,248	—	119,248
Warehouse lines of credit	29,961	—	29,961	—	29,961
Mortgage loan funding payable	1,483	—	1,483	—	1,483
Accrued interest payable	60	—	60	—	60

Off-Balance-Sheet Instruments: There were no loan commitments on which the committed interest rate is less than the current market rate at December 31, 2021 and 2020.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 13. Fair Value (Continued)

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2021 and 2020 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets and liabilities. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other banks may not be meaningful.

Note 14. Regulatory Capital Requirements

The Company, the Bank and Mortgage World are subject to various regulatory capital requirements administered by the Federal Reserve Board, the OCC, the U.S. Department of Housing and Urban Development, and the NYS Department of Financial Services, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). As of December 31, 2021 and 2020, all applicable capital adequacy requirements have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in to 2.5% by 2019. The applicable capital buffer was 9.23% and 7.95 % at December 31, 2021 and 2020, respectively.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that management believes have changed the Bank's category.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 14. Regulatory Capital Requirements (Continued)

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$204,216	18.96%	$86,169	8.00%	$107,711	10.00%
Tier 1 Capital to Risk-Weighted Assets	190,714	17.71%	64,627	6.00%	86,169	8.00%
Common Equity Tier 1 Capital Ratio	190,714	17.71%	48,470	4.50%	70,012	6.50%
Tier 1 Capital to Total Assets	190,714	12.58%	60,629	4.00%	75,786	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$184,689	17.23%	$85,735	8.00%	$107,168	10.00%
Tier 1 Capital to Risk-Weighted Assets	171,253	15.98%	64,301	6.00%	85,735	8.00%
Common Equity Tier 1 Capital Ratio	171,253	15.98%	48,226	4.50%	69,659	6.50%
Tier 1 Capital to Total Assets	171,253	10.91%	62,784	4.00%	78,481	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$171,578	17.68%	$77,644	8.00%	$97,055	10.00%
Tier 1 Capital to Risk-Weighted Assets	159,410	16.42%	58,233	6.00%	77,644	8.00%
Common Equity Tier 1 Capital Ratio	159,410	16.42%	43,675	4.50%	63,086	6.50%
Tier 1 Capital to Total Assets	159,410	13.34%	47,814	4.00%	59,768	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$153,951	15.95%	$77,213	8.00%	$96,516	10.00%
Tier 1 Capital to Risk-Weighted Assets	141,850	14.70%	57,909	6.00%	77,213	8.00%
Common Equity Tier 1 Capital Ratio	141,850	14.70%	43,432	4.50%	62,735	6.50%
Tier 1 Capital to Total Assets	141,850	11.19%	50,715	4.00%	63,394	5.00%

Mortgage World is subject to various net worth requirements in connection with regulatory authorities and lending agreements that Mortgage World has entered with purchase facility lenders. Failure to maintain minimum capital requirements could result in Mortgage World’s inability to originate and service loans, and, therefore, could have a direct material effect on the Company’s consolidated financial statements.

Mortgage World’s minimum net worth requirements as of December 31, 2021 are reflected below:

Mininum
Requirement
(in thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2021 and 2020, Mortgage World is in compliance with all minimum capital requirements.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 15. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2021
	(in thousands)
	December 31, 2020	Change	December 31, 2021

Unrealized gain (losses) on securities available-for-sale, net	$135	$(1,591)	$(1,456)
Total	$135	$(1,591)	$(1,456)

	December 31, 2020
	(in thousands)
	December 31, 2019	Change	December 31, 2020
Unrealized gains on available-for-sale securities, net	$20	$115	$135
Total	$20	$115	$135

Note 16. Transactions with Related Parties

Directors and officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2021, 2020, and 2019 were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance	$424	$1,260	$1,278
Originations	10	197	60
Payments	(82)	(1,033)	(78)
Ending balance	$352	$424	$1,260

The Company held deposits in the amount of $6.2 million, 6.8 million and $8.3 million from officers and directors at December 31, 2021, 2020 and 2019, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 17. Parent Company Only Financial Statements

The following are the condensed financial statements of the Parent as of and for the years ended December 31, 2021 and 2020.

	December 31,
ASSETS	2021	2020
	(in thousands)
Cash and cash equivalents	$124,867	$3,770
Investment in Ponce Bank	169,797	141,985
Investment in Mortgage World	5,406	5,297
Investment in Grain	1,000	500
Loan receivable - ESOP	4,455	5,469
Other assets	6,612	2,790
Total assets	$312,137	$159,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Funds due to Ponce Financial	$122,000	$—
Other liabilities and accrued expenses	881	267
Stockholders' equity	189,256	159,544
Total liabilities and stockholders' equity	$312,137	$159,811

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Interest on ESOP loan	$142	$153
Interest on other deposits	16	86
Net interest income	158	239
Share-based compensation expense	1,405	1,403
Management fee expense	514	514
Office occupancy and equipment	58	55
Professional fees	1,240	1,625
Other noninterest expenses	72	67
Total noninterest expense	3,289	3,664
Loss before income taxes	(3,131)	(3,425)
Benefit for income taxes	(381)	(659)
Equity in undistributed earnings of Ponce Bank and Mortgage World	28,165	6,619
Net income	$25,415	$3,853

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 17. Parent Company Only Financial Statements (Continued)

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Cash Flows from Operating Activities:
Net income	$25,415	$3,853
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(28,165)	(6,619)
Deferred income tax	(1,381)	(659)
Share-based compensation expense	1,405	1,403
Decrease (increase) in other assets	(2,193)	913
Net increase (decrease) in other liabilities	366	(840)
Net cash used in operating activities	(4,553)	(1,949)
Cash Flows from Investing Activities:
Investment in Mortgage World	—	(3,464)
Investment in Grain	(500)	(500)
Loan to Foundation	—	606
Repayment of ESOP Loan	1,014	425
Net cash provided by (used in) investing activities	514	(2,933)
Cash Flows from Financing Activities:
Funds due to Ponce Financial	122,000	—
Repurchase of treasury shares	(1,607)	—
Proceeds from the sale of treasury stock	4,743	(4,711)
Net cash provided by (used in) financing activities	125,136	(4,711)
Net increase (decrease) in cash and cash equivalents	121,097	(9,593)
Cash and cash equivalents at beginning of year	3,770	13,363
Cash and cash equivalents at end of year	$124,867	$3,770

Note 18. Quarterly Financial Information (unaudited)

	2021				2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands except share data)
Net interest income	$16,782	$15,440	$13,732	$12,892	$11,674	$10,851	$9,521	$9,924
Provision for loan losses	873	572	586	686	406	620	271	1,146
Net interest income after provision for loan losses	15,909	14,868	13,146	12,206	11,268	10,231	9,250	8,778
Noninterest income	19,169	3,234	8,341	3,893	4,799	7,252	574	622
Noninterest expense	15,854	14,732	13,641	12,915	13,955	12,327	10,435	10,822
Income (loss) before income taxes	19,224	3,370	7,846	3,184	2,112	5,156	(611)	(1,422)
Provision (benefit) for income taxes	4,245	1,318	1,914	732	484	1,147	(40)	(209)
Net income (loss)	$14,979	$2,052	$5,932	$2,452	$1,628	$4,009	$(571)	$(1,213)

Basic earnings (loss) per share	$0.90	$0.12	$0.35	$0.15	$0.10	$0.24	$(0.03)	$(0.07)
Diluted earnings (loss) per share	$0.89	$0.12	$0.35	$0.15	$0.10	$0.24	$(0.03)	$(0.07)
Basic weighted average common shares	16,864,929	16,823,731	16,737,037	16,548,196	16,558,576	16,612,205	16,723,449	16,800,538
Diluted weighted average common shares	16,924,785	16,914,833	16,773,606	16,548,196	16,558,576	16,612,205	16,723,449	16,800,538

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 19. Segment Reporting

The Company had two reportable segments: Ponce Bank and Mortgage World. Income from Ponce Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consisted primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on a legal entity basis. Significant intercompany transactions are eliminated in consolidation.

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the years ended December 31, 2021 and 2020, respectively:

	For the Year Ended December 31, 2021
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$66,647	$451	$158	$(158)	$67,098
Interest expense	8,015	395	—	(158)	8,252
Net interest income	58,632	56	158	—	58,846
Provision for loan losses	2,717	—	—	—	2,717
Net interest income after provision for loan losses	55,915	56	158	—	56,129
Total non-interest income	26,385	9,327	—	(1,075)	34,637
Total non-interest expense	45,704	9,224	3,289	(1,075)	57,142
Income (loss) before income taxes	36,596	159	(3,131)	—	33,624
Provision (benefit) for income taxes	8,540	50	(381)	—	8,209
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	28,165	(28,165)	—
Net income (loss)	$28,056	$109	$25,415	$(28,165)	$25,415

Total assets	$1,630,031	$20,096	$312,137	$(308,754)	$1,653,510

	For the Year Ended December 31, 2020
	Ponce Bank	Mortgage World	PDL Community Bancorp	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$53,064	$275	$239	$(239)	$53,339
Interest expense	11,357	251	—	(239)	11,369
Net interest income	41,707	24	239	—	41,970
Provision for loan losses	2,443	—	—	—	2,443
Net interest income after provision for loan losses	39,264	24	239	—	39,527
Non-interest income	7,554	6,207	—	(514)	13,247
Non-interest expense	40,510	3,877	3,664	(512)	47,539
Income (loss) before income taxes	6,308	2,354	(3,425)	(2)	5,235
Provision (benefit) for income taxes	1,520	521	(659)	—	1,382
Equity in undistributed earnings of Ponce Bank and Mortgage World	—	—	6,619	(6,619)	—
Net income (loss)	$4,788	$1,833	$3,853	$(6,621)	$3,853

Total assets	$1,315,287	$38,397	$159,811	$(158,264)	$1,355,231

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 20. Subsequent Events

Plan of Conversion and Reorganization

On January 27, 2022, Ponce Financial Group, Inc. and PDL Community Bancorp announced that the conversion and reorganization of Ponce Bank Mutual Holding Company from the mutual to stock form of organization and related stock offering was consummated at the close of business. As a result of the closing of the conversion and reorganization and stock offering, Ponce Financial Group, Inc. is now the holding company for Ponce Bank.  Ponce Bank’s former mutual holding companies, PDL Community Bancorp and Ponce Bank Mutual Holding Company, have ceased to exist.

PDL Community Bancorp’s stock ceased trading at the close of the market on January 27, 2022. Ponce Financial Group, Inc.’s common stock began trading on the Nasdaq Global Market under the same trading symbol “PDLB” on January 28, 2022.

As a result of the conversion and reorganization, each issued and outstanding share of PDL Community Bancorp common stock was converted into the right to receive 1.3952 shares of Ponce Financial Group, Inc. common stock. Cash was paid in lieu of any fractional shares based on the sale price in the offering of $10.00 per share. Ponce Financial Group Inc.’s total issued and outstanding shares on January 28, 2022 was 24,711,834 shares. All shares of treasury stock of PDL Community Bancorp were eliminated on January 27, 2022.

At both December 31, 2021 and January 27, 2022, cash and cash equivalents included $122.0 million received in connection with the conversion and reorganization and as of December 31, 2021 was reflected as a separate liability on the Company’s Consolidated Statements of Financial Condition. As of January 27, 2022, these funds were reclassified as proceeds from the sale of the Company’s common stock.

Mortgage World Ceased Operations

On January 26, 2022, Mortgage World transferred its assets and liabilities to Ponce Bank and ceased operating as an independent mortgage banking entity. Mortgage World’s business is now conducted as a division of Ponce Bank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)	Management’s Annual Report

The management of the Company is responsible for establishing and maintaining adequate internal control (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s Chief Executive Officer and Chief Financial Officer regarding the reliability of financial reporting and preparation of the Company’s financial statements in accordance with GAAP.

In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)	Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

d)	Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I – “Election of Directors – Executive Compensation” section of the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Proposal I – Election of Directors – Benefit Plans and Agreements – 2018 Long-Term Incentive Plan” sections of the Company’s 2022 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2022 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A)Report of Independent Registered Public Accounting Firm

(B)Consolidated Statements of Financial Condition as of  December 31, 2021 and 2020

(C)Consolidated Statements of Operations for the Years ended December 31, 2021, 2020, and 2019

(D)Consolidated Statements of Comprehensive Income for the Years ended December 31, 2021, 2020, and 2019

(E)Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2021, 2020, and 2019

(F)Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020, and 2019

(G)Notes to the Consolidated Financial Statements.

(a)(2)Financial Statement Schedules

None.

(a)(3)Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Ponce Financial Group, Inc. (attached as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.2	Bylaws of Ponce Financial Group, Inc. (attached as Exhibit 3.2 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

4.1

Form of Common Stock Certificate of Ponce Financial Group, Inc. (attached as Exhibit 4.0 to the Registrant’s amendment No. 1 to the Form S-1 (File No, 333-258394) filed with the Commission on November 5, 2021).

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1†	Ponce Bank Employee Stock Ownership Plan (attached as Exhibit 10.1 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.2†	Ponce Bank ESOP Equalization Plan (attached as Exhibit 10.2 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.3†	Ponce De Leon Federal Deferred Compensation Plan (attached as Exhibit 10.3 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.4†

Employment  Agreement, dated as of March 23, 2017, by and between Ponce de Leon Federal Bank and Carlos P. Naudon (attached as Exhibit 10.4 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.5†

Employment Agreement entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Carlos P. Naudon (attached as Exhibit 10.5 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.6†

Employment  Agreement, dated March 23, 2017, by and between Ponce De Leon Federal Bank and Steven Tsavaris (attached as Exhibit 10.6 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.7†

Employment Agreement entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Steven Tsavaris (attached as Exhibit 10.7 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.8†

Employment Agreement, dated March 31, 2017, by and between Ponce De Leon Federal Bank and Frank Perez (attached as Exhibit 10.8 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.9†

Employment Agreement entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Frank Perez (attached as Exhibit 10.9 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.10†	Specimen Form of Restricted Stock Unit Award Agreement for Employees (attached as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.11†

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (attached as Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.12†	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.13†	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.14†	PDL Community Bancorp 2018 Long-Term Incentive Plan (attached as Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-262674) filed with the Commission on February 11, 2022).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL)
101.SCH	XBRL Taxonomy Extension Schema Document (embedded within the Inline XBRL)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (embedded within the Inline XBRL)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (embedded within the Inline XBRL)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (embedded within the Inline XBRL)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

†Management contract or compensatory plan.

Item 16. FORM 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ponce Financial Group, Inc.

Date: March 31, 2022	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 31, 2022
Carlos P. Naudon

/s/ Frank Perez	Executive Vice President and Chief Financial Officer	March 31, 2022
Frank Perez

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 31, 2022
Steven A. Tsavaris

/s/ James Demetriou	Director	March 31, 2022
James Demetriou

/s/ William Feldman	Director	March 31, 2022
William Feldman

/s/ Julio Gurman	Director	March 31, 2022
Julio Gurman

/s/ Maria Alvarez	Director	March 31, 2022
Maria Alvarez

/s/ Nick Lugo	Director	March 31, 2022
Nick Lugo

/s/ James Perez	Director	March 31, 2022
James Perez