Form 10-Q
period 2022-03-31
Ponce Financial Group, Inc.
filed 2022-05-16
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-41255

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2022, the registrant had 24,724,274 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2022 and December 31, 2021

(Dollars in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and due from banks (Note 3):
Cash	$32,168	$98,954
Interest-bearing deposits in banks	37,127	54,940
Total cash and cash equivalents	69,295	153,894
Available-for-sale securities, at fair value (Note 4)	154,799	113,346
Held-to-maturity securities, at amortized cost (fair value 2022 $868; 2021 $914) (Note 4)	927	934
Placements with banks	2,490	2,490
Mortgage loans held for sale, at fair value	7,972	15,836
Loans receivable, net of allowance for loan losses - 2022 $16,893; 2021 $16,352 (Note 5)	1,300,446	1,305,078
Accrued interest receivable	12,799	12,362
Premises and equipment, net (Note 6)	19,279	19,617
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	5,420	6,001
Deferred tax assets (Note 9)	7,440	3,820
Other assets	13,730	20,132
Total assets	$1,594,597	$1,653,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,181,165	$1,204,716
Accrued interest payable	223	228
Advance payments by borrowers for taxes and insurance	10,161	7,657
Advances from the FHLBNY and others (Note 8)	93,375	106,255
Warehouse lines of credit (Note 8)	753	15,090
Second-step liabilities	—	122,000
Other liabilities	9,341	8,308
Total liabilities	1,295,018	1,464,254
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,724,274 shares issued and outstanding as of March 31, 2022 and 18,463,028 shares issued and 17,425,987 shares outstanding as of December 31, 2021	247	185
Treasury stock, at cost; no shares as of March 31, 2022 and 1,037,041 shares as of December 31, 2021 (Note 10)	—	(13,687)
Additional paid-in-capital	205,243	85,601
Retained earnings	116,136	122,956
Accumulated other comprehensive income (Note 15)	(7,035)	(1,456)
Unearned compensation ─ ESOP; 1,668,101 shares as of March 31, 2022 and 434,251 shares as of December 31, 2021 (Note 10)	(15,012)	(4,343)
Total stockholders' equity	299,579	189,256
Total liabilities and stockholders' equity	$1,594,597	$1,653,510

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Interest on loans receivable	$18,200	$14,925
Interest on deposits due from banks	36	2
Interest and dividend on available-for-sale securities and FHLBNY stock	782	250
Total interest and dividend income	19,018	15,177
Interest expense:
Interest on certificates of deposit	803	1,219
Interest on other deposits	284	382
Interest on borrowings	593	684
Total interest expense	1,680	2,285
Net interest income	17,338	12,892
Provision for loan losses (Note 5)	1,258	686
Net interest income after provision for loan losses	16,080	12,206
Non-interest income:
Service charges and fees	440	329
Brokerage commissions	338	223
Late and prepayment charges	58	244
Income on sale of mortgage loans	418	1,508
Loan origination	461	539
Gain on sale of real property	—	663
Other	511	387
Total non-interest income	2,226	3,893
Non-interest expense:
Compensation and benefits	7,125	5,664
Occupancy and equipment	3,192	2,634
Data processing expenses	847	594
Direct loan expenses	874	1,009
Insurance and surety bond premiums	147	146
Office supplies, telephone and postage	405	409
Professional fees	1,334	1,262
Contribution to the Ponce De Leon Foundation (Note 2)	4,995	—
Grain write-off and write-down (Note 5)	8,074	—
Marketing and promotional expenses	71	38
Directors fees	71	69
Regulatory dues	83	60
Other operating expenses	856	1,030
Total non-interest expense	28,074	12,915
(Loss) income before income taxes	(9,768)	3,184
(Benefit) provision for income taxes (Note 9)	(2,948)	732
Net (loss) income	$(6,820)	$2,452
(Loss) earnings per share (Note 11):
Basic	$(0.31)	$0.15
Diluted	$(0.31)	$0.15
Weighted average shares outstanding (Note 11):
Basic	21,721,113	16,548,196
Diluted	21,721,113	16,548,196

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three Ended March 31, 2022 and 2021

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(6,820)	$2,452
Net change in unrealized (losses) on available-for-sale securities :
Unrealized losses	(7,108)	(80)
Income benefit effect	1,529	(27)
Total other comprehensive loss, net of tax	(5,579)	(107)
Total comprehensive (loss) income	$(12,399)	$2,345

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except share data)

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2021	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Pan ("ESOP')	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	351	—	—	—	351
Balance, March 31, 2022	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net Income	—	—	—	—	2,452	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	(107)	—	(107)
Treasury stock	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	13	—	—	121	134
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2021	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2022 and 2021

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(6,820)	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	67	20
Gain (loss) on sale of loans	(7)	152
Gain on sale of real property	—	(663)
Gain on derivatives	(152)	(59)
Provision for loan losses	1,258	686
Depreciation and amortization	467	603
ESOP compensation	375	157
Share-based compensation expense	356	352
Deferred income taxes	(2,090)	254
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	7,864	20,649
Increase in accrued interest receivable	(437)	(1,151)
Decrease in other assets	6,554	5,459
(Decrease) increase in accrued interest payable	(5)	6
Increase in advance payments by borrowers	2,504	2,245
Decrease in mortgage loan funding payable	—	(807)
Increase (decrease) in other liabilities	2,024	(7,744)
Net cash provided by operating activities	11,958	22,611
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	581	399
Purchases of FHLBNY Stock	—	(30)
Purchases of available-for-sale securities	(53,385)	(14,123)
Proceeds from maturities, calls and principal repayments on securities	4,763	634
Proceeds from sales of loans	3,699	880
Net increase in loans	(317)	(72,504)
Proceeds from sale of real property	—	2,417
Purchases of premises and equipment	(130)	(3,739)
Net cash used in investing activities	(44,789)	(86,066)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(23,551)	108,967
Repurchase of treasury stock	—	(1,171)
Contribution to the Ponce De Leon Foundation	(1,000)	—
Proceeds from advances from FHLBNY	—	500
Repayments of advances from FHLBNY	(12,880)	(8,500)
Net advances on warehouse lines of credit	(14,337)	(18,297)
Net cash (used in) provided by financing activities	(51,768)	81,499
Net (decrease) increase in cash and cash equivalents	(84,599)	18,044
Cash and Cash Equivalents including restricted cash:
Beginning	153,894	72,078
Ending	$69,295	$90,122
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$1,685	$2,279
Cash paid for income taxes	$42	$50

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary Ponce Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Ponce De Leon Mortgage Corp., which is a mortgage banking entity. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a savings and loan holding company. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 13 full service banking and 4 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (3 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (2) and Brooklyn (1), New York and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank is a federally chartered stock savings association headquartered in the Bronx, New York. It was originally chartered in 1960 as a federally chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” Upon the completion of its reorganization into a mutual holding company structure in September of 2017, the assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. The Bank is a Minority Depository Institution (“MDI”), a Community Development Financial Institution (“CDFI”), and a certified Small Business Administration (“SBA”) lender. The Bank is subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, mortgage-backed securities and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

On July 10, 2020, the Company completed its acquisition of Mortgage World Bankers, Inc. (“Mortgage World”). During the year ended December 31, 2021, Mortgage World was a mortgage banking entity subject to the regulation and examination of the New York State Department of Financial Services. The primary business of Mortgage World was the taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they were sold to investors. Although Mortgage World was permitted to do business in various states (New York, New Jersey, Pennsylvania, Florida and Connecticut), it primarily operated in the New York City metropolitan area. On January 26, 2022, Mortgage World transferred its assets and liabilities to Ponce Bank and ceased operating as an independent mortgage banking entity. Mortgage World’s business is now conducted as a division of Ponce Bank.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

The coronavirus (“COVID-19”) pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience, although to a much lesser extent, cases of the COVID-19 pandemic. Governments, businesses, and the public are still taking actions to address the spread of the COVID-19 pandemic and to mitigate its effects, including vaccinations and masking.

The financial impact of the COVID-19 pandemic may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the three months ended March 31, 2022, the provision for loan losses amounted to $1.3 million primarily due to increases in qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic, inflation and increase in interest rates has on our local economy and our loan portfolio.

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

Interim Financial Statements: The interim consolidated financial statements at March 31, 2022, and for the three months ended March 31, 2022 and 2021 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and Mortgage World’s, a division of the Bank, ability to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities that the Bank invests in. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Allowance for Loan Losses: The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of the economic impact of the COVID-19 pandemic, inflation and interest rates on borrowers indicates that it is likely that it will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Residential and Multifamily Mortgage Loans: Residential and multifamily mortgage loans are secured by first mortgages. These loans are typically underwritten with loan-to-value ratios ranging from 65% to 90%. The primary risks involved in residential mortgages are the borrower’s loss of employment, or other significant event, that negatively impacts the source of repayment. Additionally, a serious decline in home values could jeopardize repayment in the event that the underlying collateral needs to be liquidated to pay-off the loan.

Nonresidential Mortgage Loans: Nonresidential mortgage loans are primarily secured by commercial buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. These loans are typically underwritten at no more than 75% loan-to-value ratio. Although terms vary, commercial real estate loans generally have amortization periods of 15 to 30 years, as well as balloon payments of 10 to 15 years, and terms which provide that the interest rates are adjusted on a 5-year schedule.

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

Business Loans: Business loans are loans for commercial, corporate and business purposes, including issuing letters of credit. These loans are secured by business assets or may be unsecured and repayment is directly dependent on the successful operation of the borrower’s business and the borrower’s ability to convert the assets to operating revenue. They possess greater risk than most other types of loans because the repayment capacity of the borrower may become inadequate. Business loans generally have terms of five  to seven years or less and interest rates that float in accordance with a designated published index. Substantially, all such loans are backed by the personal guarantees of the owners of the business.

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

Mortgage Loans Held for Sale, at Fair Value: Mortgage loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by the Bank’s Mortgage World division and the Company intends to sell these loans on the secondary market. Mortgage loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of mortgage loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations.

Derivative Financial Instruments: The Company, through the Bank’s Mortgage World division, uses derivative financial instruments as a part of its price risk management activities. All such derivative financial instruments are designated as free-standing derivative instruments. In accordance with FASB ASC 815-25, Derivatives and Hedging, all derivative instruments are recognized as assets or liabilities on the balance sheet at their fair value. Change in the fair value of these derivatives is reported in current period earnings.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of March 31, 2022, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Buildings	39
Building improvements	15 - 39
Furniture, fixtures, and equipment	3 - 10

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

Impairment of Long-Lived Assets: Long-lived assets, including premises and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Other Real Estate Owned: Other Real Estate Owned (“OREO”) represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for loan losses.

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

Income Taxes: The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income, in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which are both recognized as separate components of stockholder’s equity. Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

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

Segment Reporting: The Company has two reportable segments: the Bank and, for the three months ended March 31, 2021, Mortgage World, and for the three months ended March 31, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. The Company will be exiting the EGC status as of December 31, 2022. As of March 31, 2022, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases its administrative office and 16 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its administrative office and 16 leased branches and mortgage offices. The Company is utilizing a new lease accounting tool to assist in the computations of its right to use asset and corresponding lease obligations for the operating leases. The Company will adopt this standard at the end of December 2022 and anticipates recognizing approximately $34.3 million of right of use asset and approximately $35.5 million of operating lease liability.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Note 2.Plan of Conversion and Stock Offering

On May 25, 2021, Ponce Bank Mutual Holding Company and PDL Community Bancorp, the then holding company for Ponce Bank and Mortgage World Bankers, Inc., announced that their Boards of Directors had unanimously adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which Ponce Bank Mutual Holding Company and PDL Community Bancorp reorganized into a new stock holding company and conducted a second-step stock offering of new shares of common stock.

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

At December 31, 2021, cash and cash equivalents included $122.0 million received in connection with the conversion and reorganization and was reflected as a separate liability on the Company’s Consolidated Statements of Financial Condition. As of January 27, 2022, these funds were reclassified as proceeds from the sale of the Company’s common stock.

On January 27, 2022, the Company made a $5.0 million contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in the non-interest expense for the three months ended March 31, 2022, in the accompanying Consolidated Statements of Operations.
Note 3.	Restrictions on Cash and Due from Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,982	$—	$(149)	$2,833
Corporate Bonds	25,849	133	(881)	25,101
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	49,276	—	(2,545)	46,731
FNMA Certificates	85,328		(5,361)	79,967
GNMA Certificates	163	4	—	167
Total available-for-sale securities	$163,598	$137	$(8,936)	$154,799

Held-to-Maturity Securities:
FHLMC Certificates	$927	$—	$(59)	$868
Total held-to-maturity securities	$927	$—	$(59)	$868

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,981	$—	$(47)	$2,934
Corporate Bonds	21,243	144	(203)	21,184
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	18,845	—	(497)	18,348
FNMA Certificates	71,930	—	(1,231)	70,699
GNMA Certificates	175	6	—	181
Total available-for-sale securities	$115,174	$150	$(1,978)	$113,346

Held-to-Maturity Securities:
FHLMC Certificates	$934	$—	$(20)	$914
Total held-to-maturity securities	$934	$—	$(20)	$914

(1)  Comprised of FHLMC, FNMA and GNMA issued securities.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

There was one security classified as held-to-maturity as of March 31, 2022 and December 31, 2021. There were no available-for-sale and held-to-maturity securities sold during the three months ended March 31, 2022. There were two available-for-sale securities in the amount of $3.6 million and no held-to-maturity securities sold during the year ended December 31, 2021. One security in the amount of $455,000 matured and was called during the three months ended March 31, 2022 and one security in the amount of $2.7 million matured and was called during the year ended December 31, 2021. The Company purchased $53.4 million in available-for-sale securities during the three months ended March 31, 2022 and $109.9 million in available-for-sale securities during the year ended December 31, 2021.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,833	$(149)	$—	$—	$2,833	$(149)
Corporate Bonds	19,695	(881)	—	—	19,695	(881)
Mortgage-Backed
Collateralized Mortgage Obligations	41,714	(1,891)	5,017	(654)	46,731	(2,545)
FNMA Certificates	76,407	(5,151)	3,560	(210)	79,967	(5,361)
Total available-for-sale securities	$140,649	$(8,072)	$8,577	$(864)	$149,226	$(8,936)
Held-to-Maturity Securities:
FHLMC Certificates	$—	$—	$868	$(59)	$868	$(59)
Total held-to-maturity securities	$—	$—	$868	$(59)	$868	$(59)

	December 31, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$(47)	$—	$—	$2,934	$(47)
Corporate Bonds	15,297	(203)	—	—	15,297	(203)
Mortgage-Backed
Collateralized Mortgage Obligations	16,034	(419)	2,314	(78)	18,348	(497)
FNMA Certificates	70,699	(1,231)	—	—	70,699	(1,231)
Total available-for-sale securities	$104,964	$(1,900)	$2,314	$(78)	$107,278	$(1,978)
Held-to-Maturity Securities:
FHLMC Certificates	$914	$(20)	$—	$—	$914	$(20)
Total held-to-maturity securities	$914	$(20)	$—	$—	$914	$(20)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

The Company’s investment portfolio had 42 and 29 available-for-sale securities at March 31, 2022 and December 31, 2021, respectively, and one held-to-maturity security at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had 38 and 23 available-for-sale securities, respectively, and one held-to-maturity security at March 31, 2022 and December 31, 2021 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2022 and December 31, 2021 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at March 31, 2022 and December 31, 2021. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,982	2,833
More than five years through ten years	—	—
	2,982	2,833
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,801
More than five years through ten years	21,849	21,300
	25,849	25,101
Mortgage-Backed Securities	134,767	126,865
Total available-for-sale securities	$163,598	$154,799
Held-to-Maturity Securities:
FHLMC Certificates	$927	$868
Total held-to-maturity securities	$927	$868

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Available-for-Sale Securities (Continued)

	December 31, 2021
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,981	2,934
More than five years through ten years	—	—
	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,445	4,381
More than five years through ten years	16,798	16,803
	21,243	21,184
Mortgage-Backed Securities	90,950	89,228
Total available-for-sale securities	$115,174	$113,346
Held-to-Maturity Securities:
FHLMC Certificates	$934	$914
Total held-to-maturity securities	$934	$914

There were no securities pledged at March 31, 2022 and December 31, 2021.

The held-to-maturity securities held at March 31, 2022 and December 31, 2021 will mature on October 1, 2050.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$323,442	$317,304
Owner-Occupied	95,234	96,947
Multifamily residential	368,133	348,300
Nonresidential properties	251,893	239,691
Construction and land	144,881	134,651
Total mortgage loans	1,183,583	1,136,893
Nonmortgage loans:
Business loans (1)	100,253	150,512
Consumer loans (2)	31,899	34,693
Total non-mortgage loans	132,152	185,205
Total loans, gross	1,315,735	1,322,098
Net deferred loan origination costs	1,604	(668)
Allowance for loan losses	(16,893)	(16,352)
Loans receivable, net	$1,300,446	$1,305,078

(1)	As of March 31, 2022 and December 31, 2021, business loans include $86.0 million and $136.8 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)

As of March 31, 2022 and December 31, 2021, consumer loans include $31.0 million and $33.9 million, respectively, of microloans originated by the Bank through a mobile application of Grain Technologies, LLC (“Grain”) that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

The Company’s lending activities are conducted principally in metropolitan New York City. The Company primarily grants loans secured by real estate to individuals and businesses pursuant to an established credit policy applicable to each type of lending activity in which it engages. Although collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrowers’ ability to generate continuing cash flows. The Company also evaluates the collateral and creditworthiness of each customer. The credit policy provides that depending on the borrowers’ creditworthiness and type of collateral, credit may be extended up to predetermined percentages of the market value of the collateral or on an unsecured basis. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

Below are the definitions of the internally assigned risk ratings:

•	Strong Pass – Loans to a new or existing borrower collateralized at least 90 percent by an unimpaired deposit account at the Company.
•

Good Pass – Loans to a new or existing borrower in a well-established enterprise in excellent financial condition with strong liquidity and a history of consistently high level of earnings, cash flow and debt service capacity.

•

Satisfactory Pass – Loans to a new or existing borrower of average strength with acceptable financial condition, satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.

•

Performance Pass – Existing loans that evidence strong payment history but document less than average strength, financial condition, record of earnings, or projected cash flows with which to service the debt.

•

Special Mention – Loans in this category are currently protected but show one or more potential weaknesses and risks which may inadequately protect collectability or borrower’s ability to meet repayment terms at some future date if the weakness or weaknesses are not monitored or remediated.

•

Substandard – Loans that are inadequately protected by the repayment capacity of the borrower or the current sound net worth of the collateral pledged, if any. Loans in this category have well defined weaknesses and risks that jeopardize the repayment. They are characterized by the distinct possibility that some loss may be sustained if the deficiencies are not remediated.

•

Doubtful – Loans that have all the weaknesses of loans classified as “Substandard” with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.

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

The following tables present credit risk ratings by loan segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$407,132	$361,069	$249,492	$137,314	$100,253	$31,899	$1,287,159
Special mention	1,502	5,301	—	—	—	—	6,803
Substandard	10,042	1,763	2,401	7,567	—	—	21,773
Total	$418,676	$368,133	$251,893	$144,881	$100,253	$31,899	$1,315,735

	December 31, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$402,276	$339,047	$237,371	$127,084	$150,512	$34,693	$1,290,983
Special mention	1,820	5,328	—	6,650	—	—	13,798
Substandard	10,155	3,925	2,320	917	—	—	17,317
Total	$414,251	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$319,129	$3,645	$—	$668	$323,442	$3,826	$—
Owner-Occupied	92,760	675	—	1,799	95,234	3,154	—
Multifamily residential	368,133	—	—	—	368,133	—	—
Nonresidential properties	251,893	—	—	—	251,893	1,264	—
Construction and land	137,314	—	7,567	—	144,881	7,567	—
Nonmortgage loans:
Business	100,188	65	—	—	100,253	—	—
Consumer	28,481	1,751	1,443	224	31,899	—	—
Total	$1,297,898	$6,136	$9,010	$2,691	$1,315,735	$15,811	$—

	December 31, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$312,918	$321	$2,969	$1,096	$317,304	$3,583	$—
Owner-Occupied	91,568	2,961	471	1,947	96,947	3,480	—
Multifamily residential	346,409	1,704	187	—	348,300	1,200	—
Nonresidential properties	237,589	934	1,168	—	239,691	2,262	—
Construction and land	134,651	—	—	—	134,651	917	—
Nonmortgage loans:
Business	145,919	4,036	544	13	150,512	—	—
Consumer	30,359	2,570	1,759	5	34,693	—	—
Total	$1,299,413	$12,526	$7,098	$3,061	$1,322,098	$11,442	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of and for the three months ended March 31, 2022 and 2021, and as of and for the year ended December 31, 2021:

	For the Three Months Ended March 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	41	(6)	304	104	(7)	55	767	1,258
Losses charged-off	—	—	—	—	—	—	(751)	(751)
Recoveries	—	—	—	—	—	2	32	34
Balance, end of period	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Ending balance: individually evaluated for impairment	$93	$114	$—	$38	$—	$—	$—	$245
Ending balance: collectively evaluated for impairment	3,488	1,058	5,988	2,231	2,017	363	1,503	16,648
Total	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Loans:
Ending balance: individually evaluated for impairment	$5,970	$4,828	$—	$1,991	$7,567	$—	$—	$20,356
Ending balance: collectively evaluated for impairment	317,472	90,406	368,133	249,902	137,314	100,253	31,899	1,295,379
Total	$323,442	$95,234	$368,133	$251,893	$144,881	$100,253	$31,899	$1,315,735

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Three Months Ended March 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(6)	14	226	(10)	107	(10)	365	686
Losses charged-off	—	—	—	—	—	—	(50)	(50)
Recoveries	—	—	—	—	—	2	—	2
Balance, end of period	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Ending balance: individually evaluated for impairment	$116	$127	$—	$41	$—	$—	$—	$284
Ending balance: collectively evaluated for impairment	3,728	1,147	5,440	2,143	1,927	246	593	15,224
Total	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Loans:
Ending balance: individually evaluated for impairment	$6,515	$6,247	$946	$5,171	$—	$—	$—	$18,879
Ending balance: collectively evaluated for impairment	311,380	93,738	314,132	210,169	119,339	142,135	36,706	1,227,599
Total	$317,895	$99,985	$315,078	$215,340	$119,339	$142,135	$36,706	$1,246,478

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(318)	(127)	508	(29)	204	(32)	2,511	2,717
Losses charged-off	—	—	(38)	—	—	—	(1,342)	(1,380)
Recoveries	8	45	—	—	—	84	8	145
Balance, end of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Ending balance: individually evaluated for impairment	$91	$114	$—	$38	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	3,449	1,064	5,684	2,127	2,024	306	1,455	16,109
Total	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Loans:
Ending balance: individually evaluated for impairment	$6,672	$5,854	$1,200	$2,995	$917	$13	$—	$17,651
Ending balance: collectively evaluated for impairment	310,632	91,093	347,100	236,696	133,734	150,499	34,693	1,304,447
Total	$317,304	$96,947	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the three months ended March 31, 2022 and 2021 and as of and for the year ended December 31, 2021:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,131	$8,386	$2,412	$10,798	$207	$11,970	$76
Multifamily residential	—	—	—	—	—	1,104	—
Nonresidential properties	2,023	1,636	355	1,991	38	3,399	20
Construction and land	7,567	7,567	—	7,567	—	1,568	17
Nonmortgage loans:
Business	—	—	—	—	—	12	—
Consumer	—		—	—	—	24	—
Total	$20,721	$17,589	$2,767	$20,356	$245	$18,077	$113

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,636	$10,302	$2,460	$12,762	$243	$12,325	$64
Multifamily residential	946	946	—	946	—	420	—
Nonresidential properties	5,627	4,803	368	5,171	41	5,351	8
Construction and land	—	—	—	—	—	188	—
Nonmortgage loans:
Business	—	—	—	—	—	2	—
Consumer	—	—	—	—	—	—	—
Total	$20,209	$16,051	$2,828	$18,879	$284	$18,286	$72

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The loan portfolio also includes certain loans that have been modified to troubled debt restructurings. Under applicable standards, loans are modified to troubled debt restructurings when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions could include a reduction of interest rate on the loan, payment and maturity extensions, forbearance, or other actions intended to maximize collections. When a loan is modified to a troubled debt restructuring, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if repayment under the modified terms becomes doubtful. If management determines that the value of the modified loan in a troubled debt restructuring is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or charge-off against the allowance for loan losses.

During the three months ended March 31, 2022, and for the year ended December 31, 2021, there were no loans restructured as a troubled debt restructuring.

At March 31, 2022, there were 28 troubled debt restructured loans totaling $7.8 million of which $5.3 million are on accrual status. At December 31, 2021, there were 30 troubled debt restructured loans totaling $8.7 million of which $6.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $245,000 and $243,000 at March 31, 2022 and December 31, 2021, respectively.

Mortgage Loans Held for Sale at Fair Value

At March 31, 2022 and at December 31, 2021, 14 loans and 27 loans related to Mortgage World in the amount of $8.0 million and $15.5 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

Write-off and write-down of Microloans

In 2020, the Company entered in a business arrangement with the FinTech startup company Grain Technologies, Inc. (“Grain”). Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market.  In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.”

The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.  At March 31, 2022, the Bank had 54,247 microloans outstanding, net of put backs, with an aggregate balance totaling $31.0 million and which were performing, in management’s opinion, comparably to similar portfolios. Under the agreement with the Bank, Grain earns origination and servicing fees based on the Bank’s earnings from the microloans. Since the beginning of its agreement with Grain through March 31, 2022, 24,719 microloans amounting to $17.0 million have been deemed to be fraudulent and put back to Grain, of which, as of March 31, 2022, $11.8 million remain outstanding in the Grain Receivable (inclusive of a $1.8 million reserve established as of December 31, 2021 by the Bank using a $1.8 million grant received from the U.S. Treasury Department’s Rapid Response Program to reduce the Grain Receivable at December 31, 2021 to $8.5 million, an amount management considered collectible at the time under the facts and circumstances then known).

Based on further investigation, evaluation and financial analysis during the first quarter of 2022, the Company has assessed the collectability of the $11.8 million remaining Grain receivable and has determined that it is appropriate to write-off approximately $6.3 million and provide for an additional reserve of $1.7 million, after applying a $1.6 million security deposit set-off, leaving a net Grain Receivable balance of $2.2 million at March 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The $8.1 million write-off and write-down is included in non-interest expense for the three months ended March 31, 2022, in the accompanying Consolidated Statements of Operations.

Note 6.Premises and Equipment

Premises and equipment at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Land	$932	$932
Buildings and improvements	4,327	4,327
Leasehold improvements	15,980	16,462
Furniture, fixtures and equipment	9,586	9,661
	30,825	31,382
Less: accumulated depreciation and amortization	(11,546)	(11,765)
Total premises and equipment	$19,279	$19,617

Depreciation and amortization expense amounted to $467,000 and $603,000 for the three months ended March 31, 2022 and 2021, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2021, leasehold improvements decreased by $482,000 to $16.0 million primarily as a result of fully depreciated assets. Furniture, fixtures and equipment decreased by $75,000 to $9.6 million primarily as a result of $115,000 in purchases offset by $190,000 in write-offs of obsolete software.

Note 7.	Deposits

Deposits at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Demand (1)	$281,132	$274,956
Interest-bearing deposits:
NOW/IOLA accounts	33,010	35,280
Money market accounts	169,847	186,893
Reciprocal deposits	160,510	143,221
Savings accounts	133,966	134,887
Total NOW, money market, reciprocal and savings	497,333	500,281
Certificates of deposit of $250K or more	75,130	78,454
Brokered certificates of deposits (2)	79,282	79,320
Listing service deposits (2)	53,876	66,411
Certificates of deposit less than $250K	194,412	205,294
Total certificates of deposit	402,700	429,479
Total interest-bearing deposits	900,033	929,760
Total deposits	$1,181,165	$1,204,716
(1)	As of March 31, 2022 and December 31, 2021, included in demand deposits are deposits related to net PPP funding.
(2)

As of March 31, 2022 and December 31, 2021, there were $19.0 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Deposits (Continued)

At March 31, 2022 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$242,101
2024	45,660
2025	35,866
2026	64,357
2027	10,754
Thereafter	3,962
$402,700

Overdrawn deposit accounts that have been reclassified to loans amounted to $130,000 and $179,000 as of March 31, 2022 and December 31, 2021, respectively.
Note 8.	Borrowings

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $93.4 million and $106.3 million of outstanding term advances from the FHLBNY at March 31, 2022 and December 31, 2021, respectively. The Bank repaid $12.9 million in advances from FHLBNY during the three months ended March 31, 2022. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both March 31, 2022 and December 31, 2021, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million each at March 31, 2022 and December 31, 2021.

Borrowed funds at March 31, 2022 and December 31, 2021 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2022			2021
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Term advances ending:
2022	65,000	65,000	1.89%	77,880	77,880	1.73%
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$93,375	$93,375	2.17%	$106,255	$106,255	2.02%

Interest expense on FHLBNY term advances totaled $524,000 and $544,000 for the three months ended March 31, 2022 and 2021, respectively. There were no interest expense on FHLBNY overnight advances for the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Bank had eligible collateral of approximately $377.2 million and $362.3 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

Warehouse Lines of Credit:  Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit were repaid with proceeds from the sale of the mortgage loans. The lines were secured by the assets collateralizing underlying mortgages. The agreements with the warehouse lenders provide for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. As of December 31, 2021, Mortgage World was in full compliance with all financial covenants.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Borrowings (Continued)

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate as of March 31, 2022 was 3.70% and the effective rate as of December 31, 2021 was 3.35%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded. The effective rate as of December 31, 2020 was 3.10%. The warehouse line of credit was terminated on March 31, 2022.

Total interest expense on warehouse lines of credit totaled $68,000 and $140,000 for the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$10,000	$9,247	$753
Total long-term debt	$10,000	$9,247	$753

	December 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,636	$6,364
Warehouse Line of Credit #2	15,000	$6,274	$8,726
Total long-term debt	$30,000	$14,910	$15,090

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At March 31, 2022 and December 31, 2021, there were no mortgage loan funding payable for both periods.
Note 9.	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021 consists of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Federal:
Current	$(1,053)	$560
Deferred	(1,715)	36
	(2,768)	596
State and local:
Current	195	68
Deferred	(543)	310
	(348)	378
Valuation allowance	168	(242)
(Benefit) provision for income taxes	$(2,948)	$732

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three months ended March 31, 2022 and 2021, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Income tax, at federal rate	$(2,051)	$669
State and local tax, net of federal taxes	(275)	299
Valuation allowance, net of the federal benefit	168	(242)
Other	(790)	6
	$(2,948)	$732

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $168,000 for the three months ended March 31, 2022 and decreased by $242,000 for the three months ended March 31, 2021.

Management has determined that it is not required to establish a valuation allowance against any other deferred tax assets since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods that the temporary differences comprising the deferred tax assets will be deductible.

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At March 31, 2022, the Company had no federal NOLs carryforwards.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $572,000 for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $34.9 million for New York State purposes and $15.0 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At March 31, 2022, the Bank had a federal NOLs carryforward of $5.7 million and no New Jersey NOLs carryforwards.

At March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2018.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2022 and December 31, 2021 are presented below:

	March 31,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$5,428	$5,254
Deferred loan fees	—	214
Interest on nonaccrual loans	154	102
Unrealized loss on available-for-sale securities	1,929	399
Amortization of intangible assets	45	50
Deferred rent payable	181	152
Net operating losses	4,557	3,280
Charitable contribution carryforward	1,621	366
Compensation and benefits	666	456
Other	259	264
Total gross deferred tax assets	14,840	10,537
Deferred tax liabilities:
Depreciation of premises and equipment	1,301	1,301
Deferred loan fees	515	—
Other	63	63
Total gross deferred tax liabilities	1,879	1,364
Valuation allowance	5,521	5,353
Net deferred tax assets	$7,440	$3,820

Note 10.	Compensation and Benefit Plans

Ponce Bank Employee Stock Ownership Plan with 401(k) Provisions (the “KSOP”). Effective January 1, 2021, Ponce Bank amended and restated the terms of the Ponce Bank Employee Stock Ownership Plan (the “ESOP”) and merged the Ponce Bank 401(k) Plan into the ESOP to form the KSOP. There were no changes to the provisions of the ESOP as discussed below. The KSOP is for eligible employees of Ponce Bank and those of its affiliates. The named executive officers are eligible to participate in the KSOP just like other employees. An employee must attain the age of 21 and will be eligible to participate in the 401(k) features of the KSOP in the quarter following thirty days of service and the ESOP feature of the KSOP upon the first entry date commencing on or after the eligible employee’s completion of one year of service. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1).

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2022, the salary deferral contribution limit was $20,500; provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) for a total of $27,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. The 401(k) expenses recorded in the consolidated statements of operations amounted to $96,000 and $87,000 for the three months ended March 31, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans (Continued)

A participant is always 100% vested in his or her salary deferral contributions and safe harbor contributions. Discretionary matching and profit sharing contributions are 20% vested after two years of service, plus an additional 20% for each additional year of service; so all participants are fully vested in such contributions after six years of service. Participants also will become fully vested in his or her account balance in the 401(k) Component automatically upon normal retirement, death or disability, a change in control, or termination of the KSOP. Generally, participants will receive distributions from the KSOP upon separation from service in accordance with the terms of the governing document.

ESOP Component:

On September 29, 2017, in connection with the Bank’s reorganization into the mutual holding company form of organization, the ESOP trustee purchased, on behalf of the ESOP, 723,751 shares of PDL Community Bancorp common stock. The ESOP funded its stock purchase with a loan (“First ESOP loan”) from PDL Community Bancorp in the amount of $7.2 million, which was equal to the aggregate purchase price of the common stock. The First ESOP loan is being repaid principally through Ponce Bank’s contributions to the ESOP over the 15-year term of such loan. The interest rate for the First ESOP loan is 2.60%.

On January 27, 2022, concurrent with the completion of the conversion and reorganization of Ponce Bank Mutual Holding Company from a mutual form to a stock form of organization and the merger of PDL Community Bancorp with and into Ponce Financial Group, Inc., the shares of PDL Community Bancorp common stock held by the KSOP were converted into 977,880 shares of Ponce Financial Group, Inc. common stock.

On January 27, 2022, the KSOP trustee purchased, on behalf of the ESOP feature of the KSOP (“ESOP Component”), an additional 1,097,353 shares of Ponce Financial Group, Inc. common stock, or 4.44% of the total number of shares of Ponce Financial Group, Inc. common stock outstanding on January 27, 2022 (including shares issued to the Foundation). The KSOP funded this stock purchase with a loan (“Second ESOP loan”) from Ponce Financial Group, Inc. in the amount of $11.0 million, which was equal to the aggregate purchase price of the common stock. The Second ESOP loan is being repaid principally through Ponce Bank’s contributions to the ESOP Component over the 15-year term of such loan. The interest rate for the Second ESOP loan is 1.822%.

The trustee of the trust funding the KSOP holds the shares of Ponce Financial Group, Inc. common stock purchased by the KSOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the loans are repaid. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of qualifying compensation relative to all participants participating in the ESOP Component. A participant will become 100% vested in his or her account balance in the ESOP Component after three years of service. In addition, participants will become fully vested in his or her account balance in the ESOP Component automatically upon normal retirement, death or disability, a change in control, or termination of the KSOP. Generally, participants will receive distributions from the KSOP upon separation from service in accordance with the terms of the plan document. The KSOP reallocates any unvested shares of Ponce Financial Group, Inc. common stock forfeited upon termination of employment among the remaining participants in the ESOP Component.

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 11). As of March 31, 2022, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $15.0 million.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans (Continued)

A summary of the ESOP shares as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Shares committed-to-be released	169,756	96,500
Shares allocated to participants	235,361	170,145
Unallocated shares	1,668,101	434,251
Total	2,073,218	700,896
Fair value of unallocated shares	$17,315	$6,297

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $373,000 and $157,000 for the three months ended March 31, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized was $15,000 for both the three months ended March 31, 2022 and 2021.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. As of December 31, 2021, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476. As of March 31, 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 264,357, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of March 31, 2022 and December 31, 2021, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 88,119 as of March 31, 2022 and 63,159 as of December 31, 2021, but would eliminate the availability of stock options and SARs available for award.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. The Company recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for three months ended March 31, 2022 and year ended December 31, 2021 are as follows:

	March 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	—	—
Vested	(12,440)	9.27
Forfeited	—	—
Non-vested at March 31	319,180	$9.06

	December 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year (1)	335,919	$12.66
Granted	—	—
Vested	(98,232)	12.69
Forfeited	—	—
Non-vested at December 31	237,687	$12.65

Compensation expense related to restricted stock units was $318,000 for the three months ended March 31, 2022 and 2021 for both periods. As of March 31, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $2.5 million, which is expected to be recognized over the next 23 quarters.

A summary of the Company’s stock option awards activity and related information for three months ended March 31, 2022 and year ended December 31, 2021 are as follows:

	March 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year (1)	203,766	$12.02
Conversion and reorganization	80,526	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (2)	284,292	8.62
Exercisable at March 31 (2)	136,141	$8.93

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

	December 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (2)	203,766	$12.02
Exercisable at December 31 (2)	94,904	$12.45
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $502,000 for outstanding options and $198,000 for exercisable options at March 31, 2022 and was $505,000 for outstanding options and $195,000 or exercisable options December 31, 2021.

The weighted-average exercise price for the options as of March 31, 2022 was $8.62 per share and the weighted average remaining contractual life is 6.6 years. The weighted average period over which compensation expenses are expected to be recognized is 3.5 years. There were 136,141 shares and 94,904 shares exercisable as of March 31, 2022 and December 31, 2021, respectively. Total compensation cost related to stock options recognized was $33,000 for both the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options was $320,000, which is expected to be recognized over the next 23 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	38.51%	38.51%
Risk-free interest rate	0.48%	0.48%
Weighted average grant date fair value	$2.70	$3.77

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

As a result of the conversion and reorganization, all shares of treasury stock of PDL Community Bancorp were retired on January 27, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2022	2021
	(Dollars in thousands except share data)

Net (loss) income	$(6,820)	$2,452

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	22,744,101	17,078,813
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,022,988	530,617
Basic weighted average common shares outstanding	21,721,113	16,548,196
Basic earnings per common share	$(0.31)	$0.15
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	—
Diluted weighted average common shares outstanding	21,721,113	16,548,196
Diluted earnings per common share	$(0.31)	$0.15

Note 12.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Commitments to grant mortgage loans	$146,684	$127,159
Commitments to sell loans at lock-in rates	7,123	13,321
Unfunded commitments under lines of credit	80,478	80,033
	$234,285	$220,513

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2022.

Unfunded Commitments Under Lines of Credit: Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extension of credit to existing customers. These lines of credit are uncollateralized and usually contain a specified maturity date and, ultimately, may not be drawn upon to the total extent to which the Company is committed.

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

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in the New York City metropolitan area. Generally, such loans most often are secured by one-to-four family residential. The loans are expected to be repaid from the borrowers' cash flows.

Loan Concentrations: As of March 31, 2022, approximately 46.0% of Mortgage World’s, a division of the Bank, total originated loan volume was insured and approximately 59.7% of total originated loan volume was sold to three investors. The Bank’s Mortgage World division has closed approximately 97.9% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At March 31, 2022, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

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

Rental expenses under operating leases, included in occupancy expense, totaled $1.1 million and $503,000 for the three months ended March 31, 2022 and 2021, respectively.

The projected minimum rental payments under the terms of the leases at March 31, 2022 are as follows:

(in thousands)
Remainder of 2022	$2,662
2023	3,600
2024	3,643
2025	3,600
2026	3,422
2027	3,285
Thereafter	28,827
$49,039

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Placements with Banks, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities are not recorded at fair value on a recurring basis.

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

FHLBNY Stock: The carrying value of FHLBNY stock approximates fair value since the Bank can redeem such stock with FHLBNY at cost. As a member of the FHLBNY, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, consists of mortgage loans originated for sale by Mortgage World and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $8.0 million and the aggregate unpaid principal amounted to $7.8 million.

Interest Rate Lock Commitments: The Bank, through its Mortgage World division, enters into rate lock commitments to extend credit to borrowers for generally up to a 60 day period for origination and/or purchase of loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these loan commitments expose the Bank’s Mortgage World division to variability in its fair value due to changes in interest rates.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The FASB determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments. Such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in income on sale of mortgage loans. Fair value is based on active market pricing for substantially similar underlying mortgage loans commonly referred to as best execution pricing or investment commitment pricing, if the loan is committed to an investor through a best efforts contract.  In valuing interest rate lock commitments, there are several unobservable inputs such as the fair value of the mortgage servicing rights, estimated remaining cost to originate the loans, and the pull through rate of the open pipeline. Accordingly, such derivative is classified as Level 3.

The approximate notional amounts of Mortgage World’s derivative instruments were $7.1 million and $13.3 million at March 31, 2022 and December 31, 2021, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $152,000 and $172,000 as of March 31, 2022 and December 31, 2021 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(Dollars in thousands)
Balance as of December 31, 2021	$172
Change in fair value of derivative instrument reported in earnings	(20)
Balance as of March 31, 2022	152

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

Deposits: The fair values of demand deposits, savings, NOW and money market accounts equal their carrying amounts, which represent the amounts payable on demand at the reporting date. Fair values for fixed-term, fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on certificates of deposit to a schedule of aggregated expected monthly maturities on such deposits. Deposits are not recorded at fair value on a recurring basis.

FHLBNY Advances: The fair value of the advances is estimated using a discounted cash flow calculation that applies current market-based FHLBNY interest rates for advances of similar maturity to a schedule of maturities of such advances. These borrowings are not recorded at fair value on a recurring basis.

Warehouse Lines of Credit: The carrying amounts of warehouse lines of credit and mortgage loan funding payable approximate fair value and due to their short-term nature are classified as Level 2.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,833	$—	$2,833	$—
Corporate bonds	25,101	—	25,101	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	46,731	—	46,731	—
FNMA Certificates	79,967	—	79,967	—
GNMA Certificates	167	—	167	—
Mortgage Loans Held for Sale, at fair value	7,972	—	7,972	—
Derivatives from interest rate lock commitments	152	—	—	152
	$162,923	$—	$162,771	$152

		December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$—	$2,934	$—
Corporate bonds	21,184	—	21,184	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	18,348	—	18,348	—
FNMA Certificates	70,699	—	70,699	—
GNMA Certificates	181	—	181	—
Mortgage Loans Held for Sale, at fair value	15,836	—	15,836	—
Derivatives from interest rate lock commitments	172	—	—	172
	$129,354	$—	$129,182	$172

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$20,356	$—	$—	$20,356

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,651	$—	$—	$17,651

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

As of March 31, 2022 and December 31, 2021, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2022
Financial assets:
Cash and cash equivalents	$69,295	$69,295	$—	$—	$69,295
Available-for-sale securities, at fair value	154,799	—	154,799	—	154,799
Held-to-maturity securities, at amortized cost	927	—	868	—	868
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	7,972	—	7,972	—	7,972
Loans receivable, net	1,300,446	—	—	1,286,531	1,286,531
Accrued interest receivable	12,799	—	12,799	—	12,799
FHLBNY stock	5,420	5,420	—	—	5,420
Financial liabilities:
Deposits:
Demand deposits	281,132	281,132	—	—	281,132
Interest-bearing deposits	497,333	497,333	—	—	497,333
Certificates of deposit	402,700	—	398,967	—	398,967
Advance payments by borrowers for taxes and insurance	10,161	—	10,161	—	10,161
Advances from FHLBNY	93,375	—	91,134	—	91,134
Warehouse lines of credit	753	—	753	—	753
Accrued interest payable	223	—	223	—	223

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,894	$153,894	$—	$—	$153,894
Available-for-sale securities, at fair value	113,346	—	108,417	4,929	113,346
Held-to-maturity securities, at amortized cost	934	—	914	—	914
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	15,836	—	15,836		15,836
Loans receivable, net	1,305,078	—	—	1,306,253	1,306,253
Accrued interest receivable	12,362	—	12,362	—	12,362
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	274,956	274,956	—	—	274,956
Interest-bearing deposits	500,281	500,281	—	—	500,281
Certificates of deposit	429,479	—	431,339	—	431,339
Advance payments by borrowers for taxes and insurance	7,657	—	7,657	—	7,657
Advances from FHLBNY	106,255	—	106,680	—	106,680
Warehouse lines of credit	15,090	—	15,090	—	15,090
Accrued interest payable	228	—	228	—	228

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2022 and December 31, 2021.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2022 and 2021 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board, the OCC and the U.S. Department of Housing and Urban Development. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2022 and December 31, 2021, the applicable capital adequacy requirements specified below have been met.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.Regulatory Capital Requirements (Continued)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 15.27% at March 31, 2022 and 9.23% at December 31, 2021.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, common equity risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then that have changed the Bank's category.

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2022 and December 31, 2021 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$320,821	28.29%	$90,715	8.00%	$113,394	10.00%
Tier 1 Capital to Risk-Weighted Assets	306,310	27.01%	68,036	6.00%	90,715	8.00%
Common Equity Tier 1 Capital Ratio	306,310	27.01%	51,027	4.50%	73,706	6.50%
Tier 1 Capital to Total Assets	306,310	17.74%	69,072	4.00%	86,339	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$262,826	23.27%	$90,356	8.00%	$112,945	10.00%
Tier 1 Capital to Risk-Weighted Assets	248,671	22.02%	67,767	6.00%	90,356	8.00%
Common Equity Tier 1 Capital Ratio	248,671	22.02%	50,825	4.50%	73,414	6.50%
Tier 1 Capital to Total Assets	248,671	14.88%	66,840	4.00%	83,551	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$204,216	18.96%	$86,169	8.00%	$107,711	10.00%
Tier 1 Capital to Risk-Weighted Assets	190,714	17.71%	64,627	6.00%	86,169	8.00%
Common Equity Tier 1 Capital Ratio	190,714	17.71%	48,470	4.50%	70,012	6.50%
Tier 1 Capital to Total Assets	190,714	12.58%	60,629	4.00%	75,786	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$184,689	17.23%	$85,735	8.00%	$107,168	10.00%
Tier 1 Capital to Risk-Weighted Assets	171,253	15.98%	64,301	6.00%	85,735	8.00%
Common Equity Tier 1 Capital Ratio	171,253	15.98%	48,226	4.50%	69,659	6.50%
Tier 1 Capital to Total Assets	171,253	10.91%	62,784	4.00%	78,481	5.00%

Ponce Bank through its Mortgage World division, is subject to various net worth requirements in connection with lending agreements that Ponce Bank has entered with purchase facility lenders. Failure to maintain minimum capital requirements could result in the Bank’s Mortgage World division being unable to originate and service loans, and, therefore, could have a direct material effect on the Company’s consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.	Regulatory Capital Requirements (Continued)

Prior to becoming a division of Ponce Bank, Mortgage World’s minimum net worth requirements as of December 31, 2021 are reflected below:

Minimum
Requirement
(In thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2021, Mortgage World was in compliance with the applicable minimum capital requirements specified above.

Note 15.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2022
	December 31, 2021	Change	March 31, 2022
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(1,456)	$(5,579)	$(7,035)
Total	$(1,456)	$(5,579)	$(7,035)

	December 31, 2021
	December 31, 2020	Change	December 31, 2021
	(in thousands)
Unrealized gains on available-for-sale securities, net	$135	$(1,591)	$(1,456)
Total	$135	$(1,591)	$(1,456)

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousand)
Beginning balance (1)	$5,631	$424
Originations (1)	4,048	10
Payments	(1,475)	(10)
Ending balance	$8,204	$424

(1)   Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $6.6 million and $6.2 million from directors, executive officers and non-executive officers at March 31, 2022 and December 31, 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting

The Company has two reportable segments: Ponce Bank and Mortgage World. Income from Ponce Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on an entity basis for the three months ended March 31, 2021 but on an operations basis for the three months ended March 31, 2022. Significant intercompany transactions are eliminated for the three months ended March 31, 2021 in consolidation.

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31, 2022
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$18,888	$130	$84	$(84)	$19,018
Interest expense	1,696	68	—	(84)	1,680
Net interest income	17,192	62	84	—	17,338
Provision for loan losses	1,258	—	—	—	1,258
Net interest income after provision for loan losses	15,934	62	84	—	16,080
Non-interest income	1,055	1,297	—	(126)	2,226
Non-interest expense	20,118	2,223	5,859	(126)	28,074
Income (loss) before income taxes	(3,129)	(864)	(5,775)	—	(9,768)
Provision (benefit) for income taxes	406	—	(3,354)	—	(2,948)
Equity in undistributed earnings of Ponce Bank	—	—	(4,399)	4,399	—
Net income (loss)	$(3,535)	$(864)	$(6,820)	$4,399	$(6,820)

Total assets at March 31, 2022	$1,574,228	$15,938	$298,418	$(293,987)	$1,594,597

Total assets at December 31, 2021	$1,630,031	$20,096	$312,137	$(308,754)	$1,653,510

	For the Three Months Ended March 31, 2021
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$15,027	$150	$41	$(41)	$15,177
Interest expense	2,186	140	—	(41)	2,285
Net interest income	12,841	10	41	—	12,892
Provision for loan losses	686	—	—	—	686
Net interest income after provision for loan losses	12,155	10	41	—	12,206
Non-interest income	1,804	2,358	—	(269)	3,893
Non-interest expense	10,000	2,291	893	(269)	12,915
Income (loss) before income taxes	3,959	77	(852)	—	3,184
Provision (benefit) for income taxes	1,105	40	(413)	—	732
Equity in undistributed earnings of Ponce Bank	—	—	2,891	(2,891)	—
Net income (loss)	$2,854	$37	$2,452	$(2,891)	$2,452

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

On January 26, 2022, the assets and liabilities of Mortgage World Bankers, Inc. (“Mortgage World”),  a wholly owned subsidiary of PDL Community Bancorp, were transferred to the Bank. Except for the winding up of its operations, Mortgage World ceased to conduct business as a separate entity and is now operated as a division of the Bank.

On January 27, 2022, Ponce Financial Group, Inc. and PDL Community Bancorp announced that the conversion and reorganization of Ponce Bank Mutual Holding Company from the mutual to stock form of organization and related stock offering was consummated at the close of business. As a result of the closing of the conversion and reorganization and stock offering, Ponce Financial Group, Inc. is now the holding company for Ponce Bank (“Ponce Bank” or the “Bank”). Ponce Bank’s former mutual holding companies, PDL Community Bancorp and Ponce Bank Mutual Holding Company, have ceased to exist.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "intend," "anticipate," "assume," "plan," "seek," "expect," "will," "may," "should," "indicate," "would," "believe," "contemplate," "continue," "target" and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of the Company’s goals, intentions and expectations;
•	statements regarding its business plans, prospects, growth and operating strategies;
•	statements regarding the quality of its loan and investment portfolios; and
•	estimates of the risks and future costs and benefits;

These forward-looking statements are based on current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

the scope, duration and severity of the COVID-19 pandemic and its related economic effects, and their effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;

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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors” filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, as updated in this Quarterly Report on Form 10-Q.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is under no duty to and does not assume any obligation to update any forward-looking statements after the date they were made, whether as a result of new information, future events or otherwise.

Employees and Human Capital Resources

As of March 31, 2022, the Company had 223 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries and other compensation in its market area.

The Company encourages and supports the growth and development of its employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

The Company is responsible for creating an equitable workplace ensuring diversity at all management levels. The Company prides itself on establishing a diverse workforce that serves our diverse customer base in the New York metro area. The Company’s inclusion and diversity program focuses on its workforce, workplace, and community. The Company believes that its business is strengthened by a diverse workforce that reflects the communities in which it operates. The Company believes that all of its team members should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics. The Company has also broadened its focus on inclusion and diversity by including social and racial equity in its conversations and equipping and empowering its team leaders with appropriate tools and training.

While it appears the COVID-19 pandemic has entered into an endemic stage, related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. In response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home when possible, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of March 31, 2022, all of our customer locations are open and the majority of our employees have schedules that include work at the office.

Non-GAAP Financial Measures

The following discussion contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspective on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.

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

The table below includes references to the Company's net income (loss) and earnings (loss) per share for the three months ended March 31, 2022 and 2021 before gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net (loss) income amount and (loss) earnings per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income (loss) and earnings (loss) per share is provided below.

Non-GAAP Reconciliation – Net (Loss) Income before Gain on Sale of Real Property and Contribution to the Ponce De Leon Foundation (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
	(Dollars in thousands, except per share data)
Net (loss) income - GAAP	$(6,820)	$2,452
Gain on sale of real property	—	(663)
Contribution to the Ponce De Leon Foundation	4,995	—
Income tax provision (benefit)	(1,049)	139
Net (loss) income - non-GAAP	$(2,874)	$1,928

(Loss) earnings per common share (GAAP) (1)	$(0.31)	$0.15

(Loss) earnings per common share (non-GAAP) (1)	$(0.13)	$0.12
(1)

(Loss) earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the three months ended March 31, 2022 and 2021 (21,721,113 shares and 16,548,196 shares, respectively).

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 737 loans totaling $86.0 million were outstanding at March 31, 2022. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2022, the average authorized loan size was $117,000 and the median authorized loan size was $14,000. The Bank, which is designated as both a Community Development Financial Institution (“CDFI”)

and a Minority Depository Institution (“MDI”), originated 5,340 PPP loans in the amount of $261.4 million, which, based upon information provided by the SBA, significantly exceeded the reported average performance of banks in our peer group.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of March 31, 2022, all back-office and lending personnel have been formed into teams which alternate between a remote and in office work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company remains vigilant of the potential for other COVID-19 variant outbreaks and remains prepared to restore the necessary protocols to minimize any disruptions to its current operations and services.

Federal Economic Relief Funds To Aid Lending

On August 10, 2021, the Company through its subsidiary, the Bank, received from the United States Department of the Treasury (“Treasury”) a grant in the amount of $1.8 million in federal Economic Relief Funds for Small Businesses under the Treasury’s Rapid Response Program for CDFIs. The Treasury also has determined that the Company is eligible to receive up to $225.0 million in capital under the Treasury’s Emergency Capital Investment Program (“ECIP”) for CDFI and MDI institutions, which funding amount Treasury has determined will be $185.6 million, subject to increase as further funds become available. The Company has indicated to Treasury its willingness to accept such additional funds. Closing of the ECIP funding has been tentatively scheduled by Treasury to be on June 7, 2022.

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

Sale of Real Property.

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

Ponce De Leon Foundation.

On January 27, 2022, the Company made a $5.0 million contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in non-interest expense for the three months ended March 31, 2022, in the accompanying Consolidated Statements of Operations.

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain Technologies, Inc. (“Grain”). Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market.  In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.”

The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.  At March 31, 2022, the Bank had 54,247 microloans outstanding, net of put backs, with an aggregate balance totaling $31.0 million and which were performing, in management’s opinion, comparably to similar portfolios. Under the agreement with the Bank, Grain earns origination and servicing fees based on the Bank’s earnings from the microloans. Since entering into the agreement with Grain in 2020 through March 31, 2022, the Bank has paid Grain $1.9 million in such fees. The Company also has directly invested $1.0 million in Grain.

Grain has been victimized by cyber fraud using synthetic and other forms of fraudulent identifications, a phenomenon that has become prevalent with FinTechs. Since the beginning of its agreement with Grain through March 31, 2022, 24,719 microloans amounting to $17.0 million have been deemed to be fraudulent and put back to Grain, of which, as of March 31, 2022, $11.8 million remain outstanding in the Grain Receivable (inclusive of a $1.8 million reserve established as of December 31, 2021 by the Bank using a $1.8 million grant received from the U.S. Treasury Department’s Rapid Response Program to reduce the Grain Receivable at December 31, 2021 to $8.5 million, an amount management considered collectible at the time under the facts and circumstances then known).  Grain has agreed to apply at least 85% of origination and servicing fees received from the Bank as payment for the Grain Receivable, and, upon the completion of a series A financing, pay all amounts due on the Grain Receivable. Although Grain has successfully held pre-series A fundraising rounds, including through April 30, 2022, Grain remains a pre-profit startup highly dependent on earnings from its relationship with the Bank, a new relationship with another financial institution, and further capital raises which may not materialize. Accordingly, Grain’s ability to pay the Grain Receivable in the short term, taking into account current economic conditions and regulatory requirements, was considered.

Based on further investigation, evaluation and financial analysis during the first quarter of 2022, the Company has assessed the collectability of the $11.8 million remaining Grain Receivable and has determined that it is appropriate to write-off approximately $6.3 million and provide for an additional reserve of $1.7 million, after applying a $1.6 million security deposit set-off, leaving a net Grain Receivable balance of $2.2 million at March 31, 2022. This write-off and write-down has negatively affected the Company’s pre-tax earnings by approximately $8.1 million and its net income by approximately $5.7 million, or approximately ($0.26) and ($0.26) per basic and diluted share, respectively, on an after-tax basis. In arriving at the amounts to be written-off and written-down, the Company considered, among other things, the Bank’s right to offset security deposits associated with fraudulent loans, payments received from Grain subsequent to December 31, 2021, and the discounted net present value of future cash flows reasonably expected to be received by the Bank from Grain over the next 18 months, based on prior payments, and the Bank’s estimate for any additional incurred fraudulent identities in the Grain portfolio. The Bank determined that a 12% discount rate was appropriate in calculating net present value of such payments. In addition, the Bank has considered the likelihood of Grain prevailing in litigation it has instituted against a third party vendor where Grain is demanding damages resulting from fraudulent loans originated by Grain that were subject to the synthetic identifications that Grain’s vendor failed to identify. Grain is presently conducting a capital raise in the form of a private placement of securities which has not been incorporated into the analysis. Grain is also currently in the process of reviewing and affirming the compliance of the remaining loans in the portfolio, which may have additional fraudulent losses that are currently not estimable.

The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and preventing cyber fraud in the application for microloans. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent.  The Company also evaluates on a monthly basis the likelihood that Grain will be able to make payments on the Grain Receivable.  If, as a result of its continuing evaluation, the Company determines that Grain will not be able to make timely payments on the Grain Receivable or additional Grain originated microloans are found to be fraudulent, the Bank may be required to write-off some or all of the remaining value of the Grain Receivable, which could materially decrease the Company’s net income. Further, like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, and although it has considered contingency plans, the Bank may have greater difficulty in servicing and collecting the microloan portfolio. In such a case, the level the Bank has provided for in its allowance for loan losses for its microloan portfolio may be inadequate and it may need to increase its provision for loan losses, which could materially decrease the Company’s net income. As a consequence of such events the Bank may determine it appropriate to terminate its relationship with Grain and the value of the Company’s equity investment in Grain could become impaired.

The $8.1 million write-off and write-down is included in non-interest expense for the three months ended March 31, 2022, in the accompanying Consolidated Statements of Operations.

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

The Company has also added to its social media capabilities and has begun to use them in coordination with new targeted marketing campaigns now enabled by GPS and its Marketing Cloud platform. The combination of social media and targeted marketing campaigns was particularly effective with PPP loan originations using many partnerships established with non-profit groups and community-based organizations. Such efforts enabled the Company to more than triple the number of second round PPP loan applications compared to the first round, and has resulted in significant growth in retail deposits and new relationships.

The Company is also in the final stages of deploying a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Salesforce. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic and completion of a pilot test. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of March 31, 2022, the Company had $42.8 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company has renovated most of its branches at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. The Bank’s Riverdale branch was transformed into a new flagship recapturing previously subleased space. This $1.5 million construction project commenced on March 1, 2021 and was completed on time and on budget. Our grand re-opening took place on July 27, 2021 and was attended by the Bronx Borough President who praised Ponce Bank for remaining committed to the Bronx and for a long history of leadership within the community. Our Astoria branch renovation project was also completed in the second quarter of 2021. The Company intends to renovate up to 7 additional branches in 2022. Renovation is now proceeding at our Smith Street, Brooklyn, Union City, NJ, and Southern Boulevard, Bronx, banking branches with the design phase completed at Southern Boulevard and in process at Smith Street and Union City. Surveys are complete at Forest Hills, Jackson Heights, and Stuyvesant Town branches. The Company has begun incorporating into its retail branches loan origination personnel including a branded Ponce Mortgage Center celebrating our comprehensive offerings made possible by our subsidiary Ponce De Leon Mortgage Corporation as well as the Bank’s new division, Mortgage World Bankers. The Company still anticipates creating a full-service branch at its mortgage office located in Flushing, Queens, New York and a banking satellite at its office in Bergenfield, New Jersey, but these projects are temporarily on hold pending completion of other renovations. The Company’s mortgage office in Flushing, Queens, expanded the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. The Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits, at December 31, 2018. The Company has since grown to $1.59 billion in assets, $1.30 billion in loans receivables, net of allowance for loan losses of $16.9 million, and $1.18 billion in deposits at March 31, 2022, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company. On December 14, 2021, Treasury notified the Company that it is eligible  to receive an amount up to $185.6 million (which may increased to $225.0 million) under the ECIP. Under the ECIP, Treasury will provide investment capital directly to depository institutions that are CDFIs or MDIs, such as the Bank or their holding companies such as the Company, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. If made, Treasury’s investment would be in exchange for the Company issuing senior perpetual noncumulative preferred stock directly to Treasury on terms established by the Treasury. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. The preferred stock will provide for customary preferences, including provisions upon nonpayment of dividends and board seats in such an event as well as customary protective provisions. Treasury has notified the Company that it anticipates closing the ECIP transaction on June 7, 2022. The Company is evaluating the proposed standard terms of the investment provided by the Treasury, as well as other considerations. We cannot provide any assurance or guarantee concerning what the actual terms, conditions and preferences of the senior preferred stock will be or whether they will be acceptable.

The Company is cementing Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic and the wealth and financial gaps present in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to its organization in 1960 as Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the financial needs of the Bronx and its Latino population were not being recognized and addressed. True to its roots, the Company remains committed to ensuring that the disparate effects of the COVID-19 pandemic and the wealth and financial gaps present in minority communities are addressed in earnest

The following table presents the Company’s PPP loans outstanding as of March 31, 2022:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Albany	2	$116	$58	$58
	Bronx	165	14,382	13	87
	Dutchess	2	31	15	16
	Kings	92	31,918	15	347
	Nassau	43	2,591	11	60
	New York	107	26,557	16	248
	Orange	3	36	11	12
	Queens	208	6,483	15	31
	Richmond	6	278	17	46
	Rockland	4	169	22	42
	Suffolk	15	192	11	13
	Westchester	24	451	11	19
	Total New York	671	$83,204	$14	$124

New Jersey	Bergen	16	$678	$20	$42
	Burlington	1	20	20	20
	Camden	1	21	21	21
	Essex	16	163	12	10
	Hudson	15	1,167	19	78
	Mercer	2	52	26	26
	Monmouth	2	533	267	267
	Ocean	3	24	6	8
	Passaic	6	58	10	10
	Sussex	1	12	12	12
	Union	2	16	8	8
	Total New Jersey	65	$2,744	$15	$42

Pennsylvania	Berks	1	16	16	16
	Total	737	$85,964	$14	$117

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total consolidated assets decreased $58.9 million, or 3.6%, to $1.59 billion at March 31, 2022 from $1.65 billion at December 31, 2021. The decrease in total assets is attributable to decreases of $84.6 million in cash and cash equivalents, $7.9 million in mortgage loans held for sale, at fair value, $6.4 million in other assets, $4.6 million in net loans receivable (inclusive of $50.8 million net decrease in PPP loans), $581,000 in FHLBNY stock and $338,000, net, in premises and equipment. The decrease in total assets was reduced by increases of $41.5 million in available-for-sale securities, $3.6 million in deferred tax assets and $437,000 in accrued interest receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased $84.6 million, or 55.0%, to $69.3 million at March 31, 2022, compared to $153.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily the result of purchases of available-for-sale securities, a decrease in net deposits, a decrease in advances of warehouse lines of credit, repayment of advances from the FHLBNY and a contribution to the Ponce De Leon Foundation. The decrease in cash and cash equivalents was offset by proceeds from the sale of loans, proceeds from maturities/calls of available-for-sale securities, increase in advance payments by borrowers and proceeds from redemption of FHLBNY stock.

Securities. The composition of securities at March 31, 2022 and December 31, 2021 and the amounts maturing of each classification are summarized as follows:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,982	2,833	2,981	2,934
More than five years through ten years	—	—	—	—
	2,982	2,833	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	4,000	3,801	4,445	4,381
More than five years through ten years	21,849	21,300	16,798	16,803
	25,849	25,101	21,243	21,184
Mortgage-Backed Securities	134,854	126,865	90,950	89,228
Total Available-for-Sale Securities	$163,685	$154,799	$115,174	$113,346

Held-to-Maturity Securities:
Mortgage-Backed Securities	927	868	934	914
Total Held-to-Maturity Securities	$927	$868	$934	$914

The $41.5 million increase in available-for-sale securities was due to $53.4 million in available-for-sale securities that were purchased during the three months ended March 31, 2022. The increase was offset primarily by a $8.8 million in unrealized loss, $4.5 million in principal payments and one available-for-sale security in the amount of $445,000 was called during the three months ended March 31, 2022. There were no available-for-sale securities sold during the three months ended March 31, 2022.

Gross Loans Receivable. The composition of gross loans receivable at March 31, 2022 and at December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2022		December 31, 2021		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$323,442	24.6%	$317,304	24.0%	$6,138	1.9%
Owner-Occupied	95,234	7.2%	96,947	7.3%	(1,713)	(1.8%)
Multifamily residential	368,133	28.0%	348,300	26.3%	19,833	5.7%
Nonresidential properties	251,893	19.1%	239,691	18.1%	12,202	5.1%
Construction and land	144,881	11.0%	134,651	10.2%	10,230	7.6%
Total mortgage loans	1,183,583	90.0%	1,136,893	86.0%	46,690	4.1%
Nonmortgage loans:
Business loans (1)	100,253	7.6%	150,512	11.4%	(50,259)	(33.4%)
Consumer loans (2)	31,899	2.4%	34,693	2.6%	(2,794)	(8.1%)
Total nonmortgage loans	132,152	10.0%	185,205	14.0%	(53,053)	(28.6%)
Total gross loans	$1,315,735	100.0%	$1,322,098	100.0%	$(6,363)	(0.5%)

(1)	As of March 31, 2022 and December 31, 2021, business loans include $86.0 million and $136.8 million, respectively, of PPP loans.
(2)	As of March 31, 2022 and December 31, 2021, consumer loans include $31.0 million and $33.9 million of microloans originated by the Bank pursuant to its arrangement with Grain.

The decrease in the loan portfolio was primarily the result of a $50.8 million decrease in PPP loans at March 31, 2022 compared to December 31, 2021. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.3% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2022 and December 31, 2021, approximately 8.6% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2022 and December 31, 2021, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 54.3% and 79.6%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 263.6% and 396.2% as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at March 31, 2022 decreased $7.8 million to $8.0 million from $15.8 million at December 31, 2021.

Deposits.  The composition of deposits at March 31, 2022 and December 31, 2021 and changes in dollars and percentages are summarized as follows:

	March 31, 2022		December 31, 2021		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$281,132	23.8%	$274,956	22.8%	$6,176	2.2%
Interest-bearing deposits:
NOW/IOLA accounts	33,010	2.8%	35,280	2.9%	(2,270)	(6.4%)
Money market accounts	169,847	14.4%	186,893	15.5%	(17,046)	(9.1%)
Reciprocal deposits	160,510	13.6%	143,221	11.9%	17,289	12.1%
Savings accounts	133,966	11.4%	134,887	11.2%	(921)	(0.7%)
Total NOW, money market, reciprocal and savings	497,333	42.1%	500,281	41.5%	(2,948)	(0.6%)
Certificates of deposit of $250K or more	75,130	6.4%	78,454	6.5%	(3,324)	(4.2%)
Brokered certificates of deposit	79,282	6.7%	79,320	6.6%	(38)	(0.0%)
Listing service deposits (2)	53,876	4.6%	66,411	5.5%	(12,535)	(18.9%)
Certificates of deposit less than $250K	194,412	16.5%	205,294	17.0%	(10,882)	(5.3%)
Total certificates of deposit	402,700	34.1%	429,479	35.6%	(26,779)	(6.2%)
Total interest-bearing deposits	900,033	76.2%	929,760	77.1%	(29,727)	(3.2%)
Total deposits	$1,181,165	100.0%	$1,204,716	100.0%	$(23,551)	(2.0%)

(1)	As of March 31, 2022 and December 31, 2021, included in demand deposits are deposits related to net PPP funding.
(2)

As of March 31, 2022 and December 31, 2021, there were $19.0 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2022 and December 31, 2021. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at March 31, 2022 and December 31, 2021 of $93.4 million and $106.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. Mortgage World had maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2021, Mortgage World utilized $15.1 million for funding of mortgage loans held for sale and had unused lines of credit of $14.9 million. At March 31, 2022, the remaining balance of such lines of credit was $753,000. During the first quarter of 2022, Mortgage World became a division of the Bank and the Bank began funding these loans.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $110.3 million, or 58.3%, to $299.6 million at March 31, 2022 from $189.3 million at December 31, 2021. This increase in stockholders’ equity was mainly attributable to $118.0 million as a result of the sale of equity in the second-step conversion and reorganization, $4.0 million contribution in common stock to the Ponce De Leon Foundation, $366,000 in Employee Stock Ownership Plan shares committed to be released and $351,000 in share-based compensation, offset by $6.8 million in net loss and $5.6 million in other comprehensive loss.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

The discussion of the Company’s results of operations for the three months ended March 31, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net loss for the three months ended March 31, 2022 was ($6.8 million) compared to net income of $2.5 million for the three months ended March 31, 2021. Loss per basic and diluted share was ($0.31) for the three months ended March 31, 2022 compared to earnings per basic and diluted share of $0.15 for three months ended March 31, 2021. The net loss from net income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase of $15.2 million in non-interest expense (of which $8.1 million was attributable to the write-off and write-down related to the Grain Receivable and $5.0 million was the contribution to the Ponce De Leon Foundation), a decrease of $1.7 million in non-interest income and an increase of $572,000 in provision for loan losses. The net loss was offset by increases of $4.4 million in net interest income and a $2.9 million benefit for income taxes, rather than a $732,000 provision for income taxes quarter to quarter.

Interest and Dividend Income.  Interest and dividend income increased $3.8 million, or 25.3%, to $19.0 million for the three months ended March 31, 2022 from $15.2 million for the three months ended March 31, 2021. Interest income on loans receivable, which is the Company’s primary source of income, increased $3.3 million, or 21.9%, to $18.2 million for the three months ended March 31, 2022 from $14.9 million for the three months ended March 31, 2021 primarily due to an increase in average loans receivable due mostly to PPP lending. Average loans receivable increased $86.3 million, or 7.0% to $1.33 billion for the three months ended March 31, 2022 as compared to $1.24 billion for the three months ended March 31, 2021. Interest and dividend income on available-for-sale securities and FHLBNY stock and deposits due from banks increased $566,000, or 224.6%, to $818,000 for the three months ended March 31, 2022 from $252,000 for the three months ended March 31, 2021.

Interest Expense.  Interest expense decreased $605,000, or 26.5%, to $1.7 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021, primarily due to a lower average cost of funds.

Net Interest Income.  Net interest income increased $4.4 million, or 34.5%, to $17.3 million for the three months ended March 31, 2022 from $12.9 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 compared to three months ended March 31, 2021 was attributable to an increase of $3.8 million in interest and dividend income primarily due to an increase in average loans receivable and a decrease of $605,000 in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 72 basis points to 4.48% for the three months ended March 31, 2022 from 3.76% for the three months ended March 31, 2021. The increase in the net interest rate spread for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in the average yields on interest-earning assets of 44 basis points to 5.14% for the three months ended March 31, 2022 from 4.70% for the three months ended March 31, 2021, and a decrease in the average rates paid on interest-bearing liabilities of 28 basis points to 0.66% for the three months ended March 31, 2022 from 0.94% for the three months ended March 31, 2021.

Net interest margin increased 68 basis points for the three months ended March 31, 2022, to 4.68% from 4.00% for the three months ended March 31, 2021, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022 and an additional increase on May 5, 2022 of 50 basis points. The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases during 2022; may be as many as five more. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income.  Non-interest income decreased $1.7 million, or 42.8%, to $2.2 million for the three months ended March 31, 2022 from $3.9 million for the three months ended March 31, 2021. The decrease in non-interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to decreases of $1.1 million in income on sale of mortgage loans, $663,000, net of expenses, from the sale of real properties recognized in the first quarter of 2021, $186,000 in late and prepayment charges and $78,000 in loan origination fees, offset by increases of $124,000 in other non-interest income, $115,000 in brokerage commissions and $111,000 in service charges and fees.

Non-Interest Expense.  Non-interest expense increased $15.2 million, or 117.4%, to $28.1 million for the three months ended March 31, 2022 from $12.9 million for the three months ended March 31, 2021. The increase in non-interest expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 was attributable to an aggregate $8.1 million in write-off and write-down related to the receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud, $5.0 million in contribution to the Ponce De Leon Foundation in connection with the second-step conversion and reorganization, and increases of $1.5 million in compensation and benefits, $558,000 in occupancy and equipment, $253,000 in data processing expenses, $72,000 in professional fees and $33,000 in marketing and promotional expense, offset by decreases of $174,000 in other operating expenses and $135,000 in direct loan expenses.

Income Tax (Benefit) Provision.  The Company had a benefit for income taxes of ($2.9 million) for the three months ended March 31, 2022 compared to a provision for income taxes of $732,000 for three months ended March 31, 2021, resulting in effective tax rates of 30.2% and 23.0%, respectively. The increase in the effective tax rate is attributable to an increase of $168,000 in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

Segments.  The Company has two reportable segments; the Bank and, for the three months ended March 31, 2021, Mortgage World, and, for the three months ended March 31, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Three Months Ended March 31,		Increase (Decrease)		For the Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$18,888	$15,027	$3,861	25.7%	$130	$150	$(20)	(13.3%)
Interest expense	1,696	2,186	(490)	(22.4%)	68	140	(72)	(51.4%)
Net interest income	17,192	12,841	4,351	33.9%	62	10	52	*
Provision for loan losses	1,258	686	572	83.4%	—	—	—	—%
Net interest income after provision for loan losses	15,934	12,155	3,779	31.1%	62	10	52	*
Non-interest income	1,055	1,804	(749)	(41.5%)	1,297	2,358	(1,061)	(45.0%)
Non-interest expense	20,118	10,000	10,118	101.2%	2,223	2,291	(68)	(3.0%)
(Loss) income before income taxes	(3,129)	3,959	(7,088)	(179.0%)	(864)	77	(941)	*
Provision for income taxes	406	1,105	(699)	(63.3%)	—	40	(40)	(100.0%)
Net (loss) income	$(3,535)	$2,854	$(6,389)	(223.9%)	$(864)	$37	$(901)	*

* Represents more than 500%.

Average Balance Sheets

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

	For the Three Months Ended March 31
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,325,433	$18,200	5.57%	$1,239,127	$14,925	4.88%
Securities (3)	138,095	717	2.11%	22,516	176	3.17%
Other (4)	38,253	101	1.07%	46,581	76	0.66%
Total interest-earning assets	1,501,781	19,018	5.14%	1,308,224	15,177	4.70%
Non-interest-earning assets	225,006			63,951
Total assets	$1,726,787			$1,372,175
Interest-bearing liabilities:
NOW/IOLA	$33,083	$16	0.20%	$33,085	$38	0.47%
Money market	319,806	235	0.30%	277,104	304	0.44%
Savings	135,404	32	0.10%	126,961	39	0.12%
Certificates of deposit	419,104	803	0.78%	405,980	1,219	1.22%
Total deposits	907,397	1,086	0.49%	843,130	1,600	0.77%
Advance payments by borrowers	9,808	1	0.04%	8,899	1	0.05%
Borrowings	114,688	593	2.10%	129,755	684	2.14%
Total interest-bearing liabilities	1,031,893	1,680	0.66%	981,784	2,285	0.94%
Non-interest-bearing liabilities:
Non-interest-bearing demand	372,433	—		215,116	—
Other non-interest-bearing liabilities	47,562	—		13,754	—
Total non-interest-bearing liabilities	419,995	—		228,870	—
Total liabilities	1,451,888	1,680		1,210,654	2,285
Total equity	274,899			161,521
Total liabilities and total equity	$1,726,787		0.66%	$1,372,175		0.94%
Net interest income		$17,338			$12,892
Net interest rate spread (5)			4.48%			3.76%
Net interest-earning assets (6)	$469,888			$326,440
Net interest margin (7)			4.68%			4.00%
Average interest-earning assets to interest-bearing liabilities			145.54%			133.25%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$1,040	$2,235	$3,275
Securities (2)	903	(362)	541
Other	(14)	39	25
Total interest-earning assets	1,929	1,912	3,841
Interest-bearing liabilities:
NOW/IOLA	—	(22)	(22)
Money market	47	(116)	(69)
Savings	3	(10)	(7)
Certificates of deposit	39	(455)	(416)
Total deposits	89	(603)	(514)
Borrowings	(79)	(12)	(91)
Total interest-bearing liabilities	10	(615)	(605)
Change in net interest income	$1,919	$2,527	$4,446

(1) Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Total Assets. The Bank’s, excluding Mortgage World, total assets decreased $55.8 million, or 3.4%, to $1.57 billion at March 31, 2021 from $1.63 billion at December 31, 2021. The decrease in the Bank’s total assets was primarily due to decreases of $90.1 million in cash and cash equivalents, $4.6 million in net loans receivable, $4.5 million in other assets, $581,000 in FHLBNY stock and $320,000 in premises and equipment. The decrease in total assets was offset by increases of $41.5 million in available-for-sale securities, $2.5 million in deferred tax assets and $344,000 in accrued interest receivable.

Net Income (Loss).  The Bank’s net loss was ($3.5 million) for the three months ended March 31, 2022 compared to net income of $2.9 million for the three months ended March 31, 2021 primarily due to an increase in non-interest expense as a resulf of an aggregate $8.1 million write-off and write down related to the Grain Receivable.

Interest and Dividend Income.  Interest and dividend income increased $3.9 million, or 25.7%, to $18.9 million for the three months ended March 31, 2022 from $15.0 million for the three months ended March 31, 2021. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.3 million, or 22.3% to $18.1 million for the three months ended March 31, 2022 from $14.8 million for the three months ended March 31, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$5,051	$5,136	$(85)	(1.7%)
Multifamily residential	3,839	3,507	332	9.5%
Nonresidential properties	3,084	2,412	672	27.9%
Construction and land	2,099	1,891	208	11.0%
Business loans	2,470	906	1,564	172.6%
Consumer loans	1,527	923	604	65.4%
Total interest income on loans receivable	$18,070	$14,775	$3,295	22.3%

* Represents more than 500%.

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$36	$2	$34	*
Interest on available-for-sale securities	716	176	540	306.8%
Dividend on FHLBNY stock	66	74	(8)	(10.8%)
Total interest and dividend income	$818	$252	$566	224.6%

* Represents more than 500%.

Interest Expense.  Interest expense decreased $490,000, or 22.4%, to $1.7 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$803	$1,219	$(416)	(34.1%)
Money market	237	308	(71)	(23.1%)
Savings	33	39	(6)	(15.4%)
NOW/IOLA	16	38	(22)	(57.9%)
Advance payments by borrowers	1	1	—	—%
Borrowings	606	581	25	4.3%
Total interest expense	$1,696	$2,186	$(490)	(22.4%)

Net Interest Income.  Net interest income increased $4.4 million, or 33.9%, to $17.2 million for the three months ended March 31, 2022 from $12.8 million for the three months ended March 31, 2021, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended March 31, 2022 of $1.3 million compared to $686,000 for the three months ended March 31, 2021. The provision for loan losses during the three months ended March 31, 2022 was impacted by the change in qualitative factors during the period related to the microloans originated by Grain. The provision for loan losses during the three months ended March 31, 2021 primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers and their ability to repay in the short-term.

Non-interest Income.  Non-interest income decreased $749,000, or 41.5%, to $1.1 million for the three months ended March 31, 2022 from $1.8 million for the three months ended March 31, 2021.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$440	$329	$111	33.7%
Brokerage commissions	133	—	133	—%
Late and prepayment charges	58	244	(186)	(76.2%)
Gain on sale of real property	—	663	(663)	(100.0%)
Other	424	568	(144)	(25.4%)
Total non-interest income	$1,055	$1,804	$(749)	(41.5%)

Non-interest Expense.  Non-interest expense increased $10.1 million, or 101.2%, to $20.1 million for the three months ended March 31, 2022 from $10.0 million for the three months ended March 31, 2021. The increase was primarily due to an aggregate $8.1 million write-off and write-down related to the Grain Receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud, and an increase of $1.0 million in compensation and benefits.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,095	$4,072	$1,023	25.1%
Occupancy and equipment	3,033	2,498	535	21.4%
Data processing expenses	836	581	255	43.9%
Direct loan expenses	768	462	306	66.2%
Insurance and surety bond premiums	147	146	1	0.7%
Office supplies, telephone and postage	358	352	6	1.7%
Professional fees	925	777	148	19.0%
Grain write-off and write-down	8,074	—	8,074	—%
Marketing and promotional expenses	61	29	32	110.3%
Directors fees	71	69	2	2.9%
Regulatory dues	83	60	23	38.3%
Other operating expenses	667	954	(287)	(30.1%)
Total non-interest expense	$20,118	$10,000	$10,118	101.2%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $4.2 million, or 20.7%, to $15.9 million at March 31, 2022 from $20.1 million at December 31, 2021. The decrease in Mortgage World’s total assets was primarily due to decreases of $7.9 million in mortgage loans held for sale, at fair value, $503,000 in other assets, $41,000 in loans receivable and $18,000 in premises and equipment. The decrease in Mortgage World’s total assets was offset by increases of $4.2 million in cash and cash equivalents and $93,000 in accrued interest receivable.

Net Income (Loss).  Mortgage World’s net loss was ($864,000) for the three months ended March 31, 2022 compared to net income of $37,000 for the three months ended March 31, 2021.

Non-interest Income.  Non-interest income decreased $1.1 million, or 45.0%, to $1.3 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. The decrease in non-interest income was attributable to a decrease of $1.1 million in gain on sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$205	$223	$(18)	(8.1%)
Gain on sale of mortgage loans	418	1,508	(1,090)	(72.3%)
Loan origination	461	539	(78)	(14.5%)
Other	213	88	125	142.0%
Total non-interest income	$1,297	$2,358	$(1,061)	(45.0%)

Non-interest Expense.  Non-interest expense decreased $68,000, or 3.0%, to $2.2 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,679	$1,241	$438	35.3%
Occupancy and equipment	144	122	22	18.0%
Data processing	11	13	(2)	(15.4%)
Direct loan expense	106	547	(441)	(80.6%)
Office supplies, telephone and postage	47	57	(10)	(17.5%)
Professional fees	55	244	(189)	(77.5%)
Marketing and promotional expenses	10	9	1	11.1%
Other operating expenses	171	58	113	194.8%
Total non-interest expense	$2,223	$2,291	$(68)	(3.0%)

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2022, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$68,379	(5.15%)
+300	69,421	(3.71%)
+200	70,410	(2.33%)
+100	71,339	(1.05%)
Level	72,093	—%
-100	71,961	(0.18%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At March 31, 2022, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2022, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$223,690	$(77,286)	(25.68%)	15.32%	(2,568)
+300	241,665	(59,311)	(19.71%)	16.19%	(1,971)
+200	260,186	(40,790)	(13.55%)	17.03%	(1,355)
+100	280,786	(20,190)	(6.71%)	17.95%	(671)
Level	300,976	—	—%	18.79%	—
-100	326,945	25,969	8.63%	19.92%	863

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Although an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under these scenarios, management believes that a gradual shift in interest rates would have a more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could alter the adverse impact of changes in interest rates.

At March 31, 2022, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points on March 16, 2022 and an additional increase on May 5, 2022 of 50 basis points. The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases during 2022; maybe as many as five more. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$37,127	$37,127	$37,127	$37,127	$37,127	$37,127	$37,127	$32,168	$69,295
Securities (1)	4,327	8,189	15,273	30,190	90,452	164,820	164,820	(9,094)	155,726
Placements with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490	—	2,490
Net loans (includes LHFS)	180,239	255,233	424,521	688,852	1,347,997	1,407,002	1,407,002	(98,584)	1,308,418
FHLBNY stock	5,420	5,420	5,420	5,420	5,420	5,420	5,420	—	5,420
Other assets	—	—	—	—	—	—	—	53,248	53,248
Total	$229,603	$308,459	$484,831	$764,079	$1,483,486	$1,616,859	$1,616,859	$(22,262)	$1,594,597
Liabilities:
Non-maturity deposits	$56,859	$113,718	$227,432	$294,354	$453,023	$524,654	$524,654	$253,811	$778,465
Certificates of deposit	78,842	149,482	242,479	288,139	399,115	403,077	403,077	(377)	402,700
Other liabilities	—	65,000	68,600	93,375	93,375	93,375	93,375	20,478	113,853
Total liabilities	135,701	328,200	538,511	675,868	945,513	1,021,106	1,021,106	273,912	1,295,018
Capital	—	—	—	—	—	—	—	299,579	299,579
Total liabilities and capital	$135,701	$328,200	$538,511	$675,868	$945,513	$1,021,106	$1,021,106	$573,491	$1,594,597
Asset/liability gap	$93,902	$(19,741)	$(53,680)	$88,211	$537,973	$595,753	$595,753
Gap/assets ratio	169.20%	93.99%	90.03%	113.05%	156.90%	158.34%	158.34%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

	December 31, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$153,894	$153,894	$153,894	$153,894	$153,894	$153,894	$153,894	$—	$153,894
Securities (1)	4,993	8,939	16,365	33,316	79,592	116,270	116,270	(1,990)	114,280
Placement with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490	—	2,490
Net loans (includes LHFS)	166,991	276,112	446,737	670,281	1,249,032	1,309,504	1,309,504	11,410	1,320,914
FHLBNY stock	6,005	6,005	6,005	6,005	6,005	6,005	6,005	(4)	6,001
Other assets	—	—	—	—	—	—	—	55,931	55,931
Total	$334,373	$447,440	$625,491	$865,986	$1,491,013	$1,588,163	$1,588,163	$65,347	$1,653,510
Liabilities:
Non-maturity deposits	$17,858	$35,716	$71,433	$142,867	$310,403	$381,627	$381,627	$393,610	$775,237
Certificates of deposit	73,838	143,956	255,074	303,917	425,479	429,479	429,479	—	429,479
Other liabilities	12,880	12,880	47,880	106,255	106,255	106,255	106,255	153,283	259,538
Total liabilities	104,576	192,552	374,387	553,039	842,137	917,361	917,361	546,893	1,464,254
Capital	—	—	—	—	—	—	—	189,256	189,256
Total liabilities and capital	$104,576	$192,552	$374,387	$553,039	$842,137	$917,361	$917,361	$736,149	$1,653,510
Asset/liability gap	$229,797	$254,888	$251,104	$312,947	$648,876	$670,802	$670,802
Gap/assets ratio	319.74%	232.37%	167.07%	156.59%	177.05%	173.12%	173.12%

(1)	Includes available-for-sale securities and held-to-maturity securities.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and EVE tables presented assume that the composition of the interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and EVE tables provide an indication of the interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and EVE and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At March 31, 2022 and December 31, 2021, the Bank had $93.4 million and $106.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million, both as of March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, there was eligible collateral of approximately $377.2 million and $362.3 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at March 31, 2022 and December 31, 2021. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of March 31, 2022 and December 31, 2021. As of December 31, 2021, Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with maximum credit lines of $30.0 million, of which $15.1 million was utilized, with $14.9 million remaining unused. As of March 31, 2022, Mortgage World was a division of the Bank and the Bank was funding these loans.

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period.

Net cash provided by operating activities was $12.0 million and $22.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was $(44.8 million) and $(86.1 million) for the three months ended March 31, 2022 and 2021, respectively. Net cash (used in) provided by financing activities, consisting of activities in deposit accounts, advances, and repurchase and sale of shares as treasury stock, was ($51.8 million) and $81.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022 and December 31, 2021, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2022 and December 31, 2021. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2022 and December 31, 2021, the Company had outstanding commitments to originate loans and extend credit of $234.3 million and $220.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022 totaled $242.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. There have been no material changes in the Company’s material cash requirements under its contractual obligations as discussed in its most recent annual report on Form 10-K.

Other Material Cash Requirements.  In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $7.1 million for the three months ended March 31, 2022. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $467,000, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $2.7 million for the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2022, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2021 Form 10-K or our other SEC filings.

The Company’s net income and earnings per share for the first quarter of 2022 have been adversely affected by a significant write-off and write-down related to its relationship with Grain Technologies, Inc.  The Company’s results may be further adversely affected as a result of its lending relationship with Grain.

As discussed under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Quarterly Report on Form 10-Q, the Company has taken a significant write-off and write-down related to microloans originated by FinTech startup company Grain Technologies, Inc. (“Grain”) as a result of cyberfraud in the application for microloans originated by Grain.  Under the terms of its agreement with Grain,  if a microloan originated by Grain is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” During the first quarter of 2022, the Company has assessed the collectability of the remaining Grain Receivable and has determined that it is appropriate to write-off and write-down a portion thereof.

The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and preventing cyber fraud in the application for microloans. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent.  The Company also evaluates on a monthly basis the likelihood that Grain will be able to make payments on the Grain Receivable.  If, as a result of its continuing evaluation, the Company determines that Grain will not be able to make timely payments on the Grain Receivable or additional Grain originated microloans are found to be fraudulent, the Bank may be required to write-off some or all of the remaining value of the Grain Receivable, which could materially decrease the Company’s net income. Further, like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, and although it has considered contingency plans, the Bank may have greater difficulty in servicing and collecting the microloan portfolio. In such a case, the level the Bank has provided for in its allowance for loan losses for its microloan portfolio may be inadequate and it may need to increase its provision for loan losses, which could materially decrease the Company’s net income. As a consequence of such events the Bank may determine it appropriate to terminate its relationship with Grain and the value of the Company’s $1.0 million equity investment in Grain could become impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, the Company had no unregistered sales of equity securities and the Company did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Ponce Financial Group, Inc. (attached as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.2	Bylaws of Ponce Financial Group, Inc. (attached as Exhibit 3.2 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ponce Financial Group, Inc. (Registrant)

Date: May 16, 2022	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Frank Perez
Frank Perez
Executive Vice President and Chief Financial Officer