Form 10-Q
period 2022-06-30
Ponce Financial Group, Inc.
filed 2022-08-11
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2022, the registrant had 24,728,460 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2022 and December 31, 2021

(Dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and due from banks (Note 3):
Cash	$53,544	$98,954
Interest-bearing deposits in banks	221,262	54,940
Total cash and cash equivalents	274,806	153,894
Available-for-sale securities, at fair value (Note 4)	140,044	113,346
Held-to-maturity securities, at amortized cost (fair value 2022 $211,352; 2021 $914) (Note 4)	211,517	934
Placements with banks	2,490	2,490
Mortgage loans held for sale, at fair value	9,234	15,836
Loans receivable, net of allowance for loan losses - 2022 $17,535; 2021 $16,352 (Note 5)	1,324,320	1,305,078
Accrued interest receivable	13,255	12,362
Premises and equipment, net (Note 6)	18,945	19,617
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	16,429	6,001
Deferred tax assets (Note 9)	9,658	3,820
Other assets	21,585	20,132
Total assets	$2,042,283	$1,653,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,148,728	$1,204,716
Accrued interest payable	158	228
Advance payments by borrowers for taxes and insurance	8,668	7,657
Advances from the FHLBNY and others (Note 8)	334,375	106,255
Warehouse lines of credit (Note 8)	—	15,090
Second-step liabilities	—	122,000
Other liabilities	32,272	8,308
Total liabilities	1,524,201	1,464,254
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of June 30, 2022. None were issued and outstanding as of December 31, 2021.	225,000	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,724,274 shares issued and outstanding as of June 30, 2022 and 18,463,028 shares issued and 17,425,987 shares outstanding as of December 31, 2021	247	185
Treasury stock, at cost; no shares as of June 30, 2022 and 1,037,041 shares as of December 31, 2021 (Note 10)	—	(13,687)
Additional paid-in-capital	205,669	85,601
Retained earnings	116,907	122,956
Accumulated other comprehensive loss (Note 15)	(15,032)	(1,456)
Unearned compensation ─ ESOP; 1,632,982 shares as of June 30, 2022 and 434,251 shares as of December 31, 2021 (Note 10)	(14,709)	(4,343)
Total stockholders' equity	518,082	189,256
Total liabilities and stockholders' equity	$2,042,283	$1,653,510

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest on loans receivable	$16,057	$15,603	$34,257	$30,528
Interest on deposits due from banks	132	2	168	4
Interest and dividend on securities and FHLBNY stock	978	239	1,760	489
Total interest and dividend income	17,167	15,844	36,185	31,021
Interest expense:
Interest on certificates of deposit	677	1,108	1,480	2,327
Interest on other deposits	521	382	805	764
Interest on borrowings	481	622	1,074	1,306
Total interest expense	1,679	2,112	3,359	4,397
Net interest income	15,488	13,732	32,826	26,624
Provision for loan losses (Note 5)	817	586	2,075	1,272
Net interest income after provision for loan losses	14,671	13,146	30,751	25,352
Non-interest income:
Service charges and fees	445	366	885	695
Brokerage commissions	214	430	552	653
Late and prepayment charges	193	298	251	542
Income on sale of mortgage loans	200	1,288	618	2,796
Loan origination	97	971	558	1,510
Gain on sale of real property	—	4,176	—	4,839
Other	1,030	812	1,541	1,199
Total non-interest income	2,179	8,341	4,405	12,234
Non-interest expense:
Compensation and benefits	6,911	4,212	14,036	9,876
Occupancy and equipment	3,237	2,838	6,429	5,472
Data processing expenses	824	733	1,671	1,327
Direct loan expenses	505	1,151	1,379	2,160
Insurance and surety bond premiums	156	143	303	289
Office supplies, telephone and postage	406	467	811	876
Professional fees	1,748	2,902	3,082	4,164
Contribution to the Ponce De Leon Foundation (Note 2)	—	—	4,995	—
Grain write-off and write-down (Note 5)	1,500	—	9,574	—
Marketing and promotional expenses	52	48	123	86
Directors fees	96	69	167	138
Regulatory dues	71	120	154	180
Other operating expenses	1,061	958	1,917	1,988
Total non-interest expense	16,567	13,641	44,641	26,556
Income (loss) before income taxes	283	7,846	(9,485)	11,030
(Benefit) provision for income taxes (Note 9)	(488)	1,914	(3,436)	2,646
Net income (loss)	$771	$5,932	$(6,049)	$8,384
Earnings (loss) per common share (Note 11):
Basic	$0.03	$0.35	$(0.27)	$0.50
Diluted	$0.03	$0.35	$(0.27)	$0.50
Weighted average common shares outstanding (Note 11):
Basic	23,056,559	16,737,037	22,243,776	16,643,138
Diluted	23,128,911	16,773,606	22,243,776	16,661,423

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$771	$5,932	$(6,049)	$8,384
Net change in unrealized losses on securities :
Unrealized losses	(10,191)	(89)	(17,299)	(169)
Income benefit (tax) effect	2,194	20	3,723	(7)
Total other comprehensive loss, net of tax	(7,997)	(69)	(13,576)	(176)
Total comprehensive (loss) income	$(7,226)	$5,863	$(19,625)	$8,208

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Pan ("ESOP')	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	—	—	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, March 31, 2022	—	$—	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579
Net income	—	—	—	—	—	—	771	—	—	771
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,997)	—	(7,997)
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	21	—	—	303	324
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, June 30, 2022	225,000	$225,000	24,724,274	$247	$—	$205,669	$116,907	$(15,032)	$(14,709)	$518,082

						Accumulated	Unallocated
			Treasury	Additional		Other	Common
	Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2020	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	2,452	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	(107)	—	(107)
Treasury stock	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	13	—	—	121	134
Share-based compensation	—	—	—	352	—	—	—	352
Balance, March 31, 2021	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204
Net income	—	—	—	—	5,932	—	—	5,932
Other comprehensive income, net of tax	—	—	—	—	—	(69)	—	(69)
Treasury stock	309,690	—	4,216	91	—	—	—	4,307
ESOP shares committed to be released (12,063 shares)	—	—	—	43	—	—	121	164
Share-based compensation	—	—	—	352	—	—	—	352
Balance, June 30, 2021	17,327,942	$185	$(15,069)	$85,956	$105,925	$(41)	$(5,066)	$171,890

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2022 and 2021

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(6,049)	$8,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	151	25
Gain on sale of loans	(7)	(171)
Gain on sale of real property	—	(4,839)
Gain on derivatives	(135)	(283)
Grain write-off and write-down	9,574	—
Provision for loan losses	2,075	1,272
Depreciation and amortization	933	1,239
ESOP compensation	707	330
Share-based compensation expense	756	704
Deferred income taxes	(2,115)	(873)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	6,602	19,064
Increase in accrued interest receivable	(893)	(1,738)
(Increase) decrease in other assets	(10,892)	7,027
Decrease in accrued interest payable	(70)	(5)
Increase in advance payments by borrowers	1,011	663
Decrease in mortgage loan funding payable	—	(740)
Increase (decrease) in other liabilities	24,842	(1,696)
Net cash provided by operating activities	26,490	28,363
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	7,083	947
Purchases of FHLBNY Stock	(17,511)	(677)
Purchases of available-for-sale securities	(58,385)	(35,237)
Purchases of held-to-maturity securities	(210,601)	—
Proceeds from sale of available-for-sale securities	—	2,641
Proceeds from maturities, calls and principal repayments on available-for-sale securities	14,383	1,531
Proceeds from sales of loans	3,699	4,030
Net increase in loans	(25,009)	(194,013)
Proceeds from sale of real property	—	8,152
Purchases of premises and equipment	(279)	(6,564)
Net cash used in investing activities	(286,620)	(219,190)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(55,988)	206,582
Proceeds from issuance of preferred stock	225,000	—
Repurchase of treasury stock	—	(1,607)
Proceeds from the sale of treasury stock	—	4,743
Contribution to the Ponce De Leon Foundation	(1,000)	—
Proceeds from advances from FHLBNY	311,250	11,500
Repayments of advances from FHLBNY	(83,130)	(19,500)
Net advances on warehouse lines of credit	(15,090)	(16,877)
Net cash provided by financing activities	381,042	184,841
Net increase (decrease) in cash and cash equivalents	120,912	(5,986)
Cash and Cash Equivalents including restricted cash:
Beginning	153,894	72,078
Ending	$274,806	$66,092
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$3,429	$4,402
Cash paid for income taxes	$274	$2,288

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

The coronavirus (“COVID-19”) pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience, although to a much lesser extent, cases of the COVID-19 pandemic. Despite the lessening of government regulatons related to COVID-19, it still impacts macroeconomic conditions.

The financial impact of the COVID-19 pandemic may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the six months ended June 30, 2022, the provision for loan losses amounted to $2.1 million primarily due to increases in the loan portfolio and qualitative reserves as the Company continues to assess the economic impacts the COVID-19 pandemic, inflation and increase in interest rates has on our local economy and our loan portfolio.

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

Interim Financial Statements: The interim consolidated financial statements at June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of Mortgage World, a division of the Bank, to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities that the Bank invests in. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of June 30, 2022, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Financial institutions accounting for eligible loans under Section 4013 are not required to apply ASC Subtopic 310-40 to the Section 4013 loans for the term of the loan modification. Financial institutions do not have to report Section 4013 loans as TDRs in regulatory reports, including this Form 10-Q for periods prior to the expiration date.

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

Segment Reporting: The Company has two reportable segments: the Bank and, for the three and six months ended June 30, 2021, Mortgage World, and for the three and six months ended June 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. The Company will be exiting the EGC status as of December 31, 2022. As of June 30, 2022, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

Although early adoption is permitted, the Company does not expect to elect that option. The Company has begun its evaluation of the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also notes that the new guidance may result in an allowance for available-for-sale debt securities. The Company has selected the CECL model and has begun running scenarios. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time.

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

Note 2.Preferred Stock Issuance; Plan of Conversion and Stock Offering

Preferred Stock Issuance

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%. The actual dividend rate that will be paid by the Company on the Preferred Stock cannot be determined at this time.

The ECIP investment by the Treasury is part of a program to invest over $8.7 billion into Community Development Financial Institution (“CDFI”) or Minority Depository Institution (“MDI”), of which Ponce Bank is both. The ECIP is intended to incentivize CDFIs and MDIs to provide loans, grants, and forbearance to small businesses, minority-owned businesses, and consumers in low-income and underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic.

In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

Plan of Conversion and Common Stock Offering

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2.Preferred Stock Issuance; Plan of Conversion and Stock Offering (continued)

On January 27, 2022, the Company made a $5.0 million in contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in the non-interest expense for the six months ended June 30, 2022, in the accompanying Consolidated Statements of Operations.
Note 3.	Restrictions on Cash and Due from Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Note 4.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,983	$—	$(264)	$2,719
Corporate Bonds	25,841	2	(1,812)	24,031
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	47,252	—	(5,322)	41,930
FHLMC Certificates	11,965	—	(1,513)	10,452
FNMA Certificates	70,771		(10,003)	60,768
GNMA Certificates	144	—	—	144
Total available-for-sale securities	$158,956	$2	$(18,914)	$140,044

Held-to-Maturity Securities:
Corporate Bonds	$79,000	$7	$—	$79,007
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	62,422	—	(3)	62,419
FHLMC Certificates	842	—	(128)	714
FNMA Certificates	69,253	—	(41)	69,212
Total held-to-maturity securities	$211,517	$7	$(172)	$211,352

(1)	Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Securities (Continued)

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

(1)  Comprised of FHLMC, FNMA and GNMA issued securities.

The Company’s securities portfolio had 42 and 29 available-for-sale securities and 14 and one held-to-maturity securities at June 30, 2022 and December 31, 2021, respectively. There were no available-for-sale and held-to-maturity securities sold during the six months ended June 30, 2022. There were two available-for-sale securities in the amount of $3.6 million and no held-to-maturity securities sold during the year ended December 31, 2021. Two available-for-sale securities in the amount of $5.4 million matured and/or were called during the six months ended June 30, 2022 and one available-for-sale security in the amount of $2.7 million matured and/or was called during the year ended December 31, 2021. The Company purchased $58.4 million in available-for-sale securities and $210.6 million in held-to-maturity securities during the six months ended June 30, 2022 and $109.9 million in available-for-sale securities during the year ended December 31, 2021.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Securities (Continued)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,719	$(264)	$—	$—	$2,719	$(264)
Corporate Bonds	22,980	(1,812)	—	—	22,980	(1,812)
Mortgage-Backed
Collateralized Mortgage Obligations	30,911	(3,098)	11,019	(2,224)	41,930	(5,322)
FHLMC Certificates	6,478	(937)	3,974	(576)	10,452	(1,513)
FNMA Certificates	57,524	(9,572)	3,244	(431)	60,768	(10,003)
Total available-for-sale securities	$120,612	$(15,683)	$18,237	$(3,231)	$138,849	$(18,914)
Held-to-Maturity Securities:
Collateralized Mortgage Obligations	$62,419	$(3)	$—	$—	$62,419	$(3)
FHLMC Certificates	—	—	714	(128)	714	(128)
FNMA Certificates	69,212	(41)	—	—	69,212	(41)
Total held-to-maturity securities	$131,631	$(44)	$714	$(128)	$132,345	$(172)

	December 31, 2021
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$(47)	$—	$—	$2,934	$(47)
Corporate Bonds	15,297	(203)	—	—	15,297	(203)
Mortgage-Backed
Collateralized Mortgage Obligations	16,034	(419)	2,314	(78)	18,348	(497)
FNMA Certificates	70,699	(1,231)	—	—	70,699	(1,231)
Total available-for-sale securities	$104,964	$(1,900)	$2,314	$(78)	$107,278	$(1,978)
Held-to-Maturity Securities:
FHLMC Certificates	$914	$(20)	$—	$—	$914	$(20)
Total held-to-maturity securities	$914	$(20)	$—	$—	$914	$(20)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Securities (Continued)

At June 30, 2022 and December 31, 2021, the Company had 41 and 23 available-for-sale securities, respectively, and eight and one held-to-maturity securities at June 30, 2022 and December 31, 2021 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2022 and December 31, 2021 and determined that they are not other than temporarily impaired because the unrealized losses in those securities relate to market interest rate changes. The Company has the ability to hold them and does not have the intent to sell these securities, and it is not more likely than not that the Company will be required to sell these securities, before recovery of the cost basis. In addition, management also considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

The following is a summary of maturities of securities at June 30, 2022 and December 31, 2021. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,983	2,719
More than five years through ten years	—	—
	2,983	2,719
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,713
More than five years through ten years	21,841	20,318
	25,841	24,031
Mortgage-Backed Securities	130,132	113,294
Total available-for-sale securities	$158,956	$140,044
Held-to-Maturity Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	75,007
More than five years through ten years	4,000	4,000
	79,000	79,007
Mortgage-Backed Securities	132,517	132,345
Total held-to-maturity securities	$211,517	$211,352

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4.Securities (Continued)

	December 31, 2021
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,981	2,934
More than five years through ten years	—	—
	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,445	4,381
More than five years through ten years	16,798	16,803
	21,243	21,184
Mortgage-Backed Securities	90,950	89,228
Total available-for-sale securities	$115,174	$113,346
Held-to-Maturity Securities:
FHLMC Certificates	$934	$914
Total held-to-maturity securities	$934	$914

There were no securities pledged at June 30, 2022 and December 31, 2021.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses

Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$321,671	$317,304
Owner-Occupied	100,048	96,947
Multifamily residential	396,470	348,300
Nonresidential properties	279,877	239,691
Construction and land	165,425	134,651
Total mortgage loans	1,263,491	1,136,893
Nonmortgage loans:
Business loans (1)	45,720	150,512
Consumer loans (2)	30,198	34,693
Total non-mortgage loans	75,918	185,205
Total loans, gross	1,339,409	1,322,098
Net deferred loan origination costs	2,446	(668)
Allowance for loan losses	(17,535)	(16,352)
Loans receivable, net	$1,324,320	$1,305,078

(1)	As of June 30, 2022 and December 31, 2021, business loans include $30.8 million and $136.8 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)

As of June 30, 2022 and December 31, 2021, consumer loans include $28.3 million and $33.9 million, respectively, of microloans originated by the Bank through a mobile application of Grain Technologies, LLC (“Grain”) that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

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

The following tables present credit risk ratings by loan segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$406,439	$391,632	$277,623	$154,608	$45,720	$30,198	$1,306,220
Special mention	5,676	4,150	—	—	—	—	9,826
Substandard	9,604	688	2,254	10,817	—	—	23,363
Total	$421,719	$396,470	$279,877	$165,425	$45,720	$30,198	$1,339,409

	December 31, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$402,276	$339,047	$237,371	$127,084	$150,512	$34,693	$1,290,983
Special mention	1,820	5,328	—	6,650	—	—	13,798
Substandard	10,155	3,925	2,320	917	—	—	17,317
Total	$414,251	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

An aging analysis of loans, as of June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$320,159	$—	$966	$546	$321,671	$3,684	$—
Owner-Occupied	98,037	—	463	1,548	100,048	2,886	—
Multifamily residential	396,470	—	—	—	396,470	—	—
Nonresidential properties	279,877	—	—	—	279,877	1,257	—
Construction and land	154,608	—	—	10,817	165,425	10,818	—
Nonmortgage loans:
Business	45,720	—	—	—	45,720	—	—
Consumer	26,599	2,110	1,489	—	30,198	—	—
Total	$1,321,470	$2,110	$2,918	$12,911	$1,339,409	$18,645	$—

	December 31, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$312,918	$321	$2,969	$1,096	$317,304	$3,583	$—
Owner-Occupied	91,568	2,961	471	1,947	96,947	3,480	—
Multifamily residential	346,409	1,704	187	—	348,300	1,200	—
Nonresidential properties	237,589	934	1,168	—	239,691	2,262	—
Construction and land	134,651	—	—	—	134,651	917	—
Nonmortgage loans:
Business	145,919	4,036	544	13	150,512	—	—
Consumer	30,359	2,570	1,759	5	34,693	—	—
Total	$1,299,413	$12,526	$7,098	$3,061	$1,322,098	$11,442	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of and for the three and six months ended June 30, 2022 and 2021, and as of and for the year ended December 31, 2021:

	For the Six Months Ended June 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	(89)	55	690	328	238	(296)	1,149	2,075
Losses charged-off	—	—	—	—	—	—	(1,201)	(1,201)
Recoveries	156	—	—	—	—	93	60	309
Balance, end of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Ending balance: individually evaluated for impairment	$85	$97	$—	$41	$—	$—	$—	$223
Ending balance: collectively evaluated for impairment	3,522	1,136	6,374	2,452	2,262	103	1,463	17,312
Total	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Loans:
Ending balance: individually evaluated for impairment	$5,930	$4,905	$—	$1,982	$10,817	$—	$—	$23,634
Ending balance: collectively evaluated for impairment	315,741	95,143	396,470	277,895	154,608	45,720	30,198	1,315,775
Total	$321,671	$100,048	$396,470	$279,877	$165,425	$45,720	$30,198	$1,339,409

	For the Three Months Ended June 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Provision charged to expense	(130)	61	386	224	245	(351)	382	817
Losses charged-off	—	—	—	—	—	—	(450)	(450)
Recoveries	156	—	—	—	—	91	28	275
Balance, end of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(15)	(51)	179	(95)	136	88	1,030	1,272
Losses charged-off	—	—	—	—	—	—	(272)	(272)
Recoveries	—	—	—	—	—	5	—	5
Balance, end of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Ending balance: individually evaluated for impairment	$115	$116	$—	$50	$—	$—	$146	$427
Ending balance: collectively evaluated for impairment	3,720	1,093	5,393	2,049	1,956	347	890	15,448
Total	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Loans:
Ending balance: individually evaluated for impairment	$5,572	$6,224	$955	$2,822	$—	$—	$146	$15,719
Ending balance: collectively evaluated for impairment	319,837	92,615	317,624	208,359	125,265	253,935	32,430	1,350,065
Total	$325,409	$98,839	$318,579	$211,181	$125,265	$253,935	$32,576	$1,365,784

	For the Three Months Ended June 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,844	$1,274	$5,440	$2,184	$1,927	$246	$593	$15,508
Provision charged to expense	(9)	(65)	(47)	(85)	29	98	665	586
Losses charged-off	—	—	—	—	—	—	(222)	(222)
Recoveries	—	—	—	—	—	3	—	3
Balance, end of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans Receivable and Allowance for Loan Losses (Continued)

The following information relates to impaired loans as of and for the six months ended June 30, 2022 and 2021 and as of and for the year ended December 31, 2021:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,136	$8,264	$2,571	$10,835	$182	$11,572	$146
Multifamily residential	—	—	—	—	—	946	—
Nonresidential properties	2,007	1,626	356	1,982	41	2,865	44
Construction and land	10,817	10,817	—	10,817	—	3,371	55
Nonmortgage loans:
Business	—	—	—	—	—	4	—
Consumer	—		—	—	—	24	—
Total	$23,960	$20,707	$2,927	$23,634	$223	$18,782	$245

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$12,640	$9,553	$2,243	$11,796	$231	$12,200	$120
Multifamily residential	945	955	—	955	—	611	—
Nonresidential properties	3,275	2,446	376	2,822	50	4,897	15
Construction and land	—	—	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—	—	—
Consumer	146	—	146	146	146	24	—
Total	$17,006	$12,954	$2,765	$15,719	$427	$17,732	$135

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

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

During the six months ended June 30, 2022, and for the year ended December 31, 2021, there were no loans restructured as a troubled debt restructuring.

At June 30, 2022, there were 25 troubled debt restructured loans totaling $7.1 million of which $5.0 million are on accrual status. At December 31, 2021, there were 30 troubled debt restructured loans totaling $8.7 million of which $6.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $223,000 and $243,000 at June 30, 2022 and December 31, 2021, respectively.

Mortgage Loans Held for Sale at Fair Value

At June 30, 2022 and at December 31, 2021, 17 loans and 27 loans related to Mortgage World in the amount of $9.2 million and $15.5 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

Write-off and write-down of Microloans

In 2020, the Company entered in a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market.  In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

At June 30, 2022, the Bank had 43,073 microloans outstanding, net of put backs, with an aggregate balance totaling $28.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by a $1.4 million allowance for loan losses, resulting in $26.9 million in microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through June 30, 2022, 29,592 microloans amounting to $20.4 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $9.6 million of the Grain Receivable for the six months ended June 30, 2022 and received $6.0 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in a net receivable of $3.0 million. As of June 30, 2022, the Company’s total exposure to Grain was $30.9 million as a result of the $3.0 million of net receivable, $26.9 million of the remaining microloans, net of allowance for loan losses and an equity investment in Grain by the Company of $1.0 million.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Loans Receivable and Allowance for Loan Losses (Continued)

The $1.5 million and $9.6 million write-off and write-down is included in non-interest expense for the three and six months ended June 30, 2022, respectively, in the accompanying Consolidated Statements of Operations.

Note 6.Premises and Equipment

Premises and equipment at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Land	$932	$932
Buildings and improvements	4,327	4,327
Leasehold improvements	15,992	16,462
Furniture, fixtures and equipment	9,706	9,661
	30,957	31,382
Less: accumulated depreciation and amortization	(12,012)	(11,765)
Total premises and equipment	$18,945	$19,617

Depreciation and amortization expense amounted to $466,000 and $636,000 for the three months ended June 30, 2022 and 2021 and $933,000 and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2021, leasehold improvements decreased by $470,000 to $16.0 million primarily as a result of assets disposal. Furniture, fixtures and equipment increased by $45,000 to $9.7 million primarily as a result of $235,000 in purchases offset by $190,000 in write-offs of obsolete software.

Note 7.	Deposits

Deposits at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Demand	$284,462	$274,956
Interest-bearing deposits:
NOW/IOLA accounts	28,597	35,280
Money market accounts	181,156	186,893
Reciprocal deposits	151,264	143,221
Savings accounts	139,244	134,887
Total NOW, money market, reciprocal and savings	500,261	500,281
Certificates of deposit of $250K or more	65,157	78,454
Brokered certificates of deposits (1)	62,650	79,320
Listing service deposits (1)	48,953	66,411
Certificates of deposit less than $250K	187,245	205,294
Total certificates of deposit	364,005	429,479
Total interest-bearing deposits	864,266	929,760
Total deposits	$1,148,728	$1,204,716
(1)

As of June 30, 2022 and December 31, 2021, there were $18.5 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Deposits (Continued)

At June 30, 2022 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$211,969
2024	49,139
2025	43,896
2026	46,772
2027	12,229
$364,005

Overdrawn deposit accounts that have been reclassified to loans amounted to $144,000 and $179,000 as of June 30, 2022 and December 31, 2021, respectively.
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

The Bank had $159.4 million and $106.3 million of outstanding term advances from the FHLBNY at June 30, 2022 and December 31, 2021, respectively and $175.0 million of overnight line of credit advance from the FHLBNY at June 30, 2022. The bank had no overnight line of credit advance from the FHLBNY at December 31, 2021. The Bank repaid $47.9 million in advances from FHLBNY during the six months ended June 30, 2022. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both June 30, 2022 and December 31, 2021, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million each at June 30, 2022 and December 31, 2021.

Borrowed funds at June 30, 2022 and December 31, 2021 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2022			2021
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Overnight line of credit advance	$175,000	$175,000	1.82%	$—	$—	—%

FHLBNY Term advances ending:
2022	$131,000	$131,000	1.77%	$77,880	$77,880	1.73%
2023	28,375	28,375	2.82	28,375	28,375	2.82
	$334,375	$334,375	1.88%	$106,255	$106,255	2.02%

Interest expense on FHLBNY term advances totaled $477,000 and $544,000 for the three months ended June 30, 2022 and 2021, and $1.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. There were no interest expense on FHLBNY overnight advances for the three and six months ended June 30, 2022. Interest expense on FHLBNY overnight advances totaled $6,000 and $218,000 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Bank had eligible collateral of approximately $401.1 million and $362.3 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

Warehouse Lines of Credit:  Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. The lines of credit were repaid with proceeds from the sale of the mortgage loans. The lines were secured by the assets collateralizing underlying mortgages. The agreements with the warehouse lenders provided for certain restrictive covenants such as minimum net worth and liquidity ratios for Mortgage World. As of December 31, 2021, Mortgage World was in full compliance with all financial covenants.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Borrowings (Continued)

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate as of June 30, 2022 was 5.54% and the effective rate as of December 31, 2021 was 3.35%. The line of credit is an evergreen agreement that terminates upon request by either the financial institution or the borrower.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded. The effective rate as of December 31, 2021 was 3.10%. This warehouse line of credit was terminated on March 31, 2022.

Total interest expense on warehouse lines of credit totaled $4,000 and $72,000 for the three months ended June 30, 2022 and 2021, and $70,000 and $212,000 for the six months ended June 30, 2022 and 2021, respectively.

	June 30, 2022
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$10,000	$10,000	$—
Total long-term debt	$10,000	$10,000	$—

	December 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,636	$6,364
Warehouse Line of Credit #2	15,000	$6,274	$8,726
Total long-term debt	$30,000	$14,910	$15,090

Mortgage Loan Funding Payable:  Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At June 30, 2022 and December 31, 2021, there were no mortgage loan funding payable for both periods.

Note 9.	Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2022 and 2021 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Federal:
Current	$(842)	$2,496	$(1,895)	$3,056
Deferred	418	(969)	(1,297)	(933)
	(424)	1,527	(3,192)	2,123
State and local:
Current	378	323	573	391
Deferred	(1,981)	391	(2,524)	701
	(1,603)	714	(1,951)	1,092
Valuation allowance	1,539	(327)	1,707	(569)
(Benefit) provision for income taxes	$(488)	$1,914	$(3,436)	$2,646

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.Income Taxes (Continued)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and six months ended June 30, 2022 and 2021, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income tax, at federal rate	$59	$1,646	$(1,992)	$2,316
State and local tax, net of federal taxes	(1,266)	564	(1,541)	863
Valuation allowance, net of the federal benefit	1,539	(327)	1,707	(569)
Other	(820)	31	(1,610)	36
	$(488)	$1,914	$(3,436)	$2,646

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $1.7 million for the six months ended June 30, 2022 and decreased by $569,000 for the six months ended June 30, 2021.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At June 30, 2022, the Bank had a federal NOLs carryforward of $4.9 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $572,000 for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $48.3 million for New York State purposes and $23.7 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At June 30, 2022, the Bank had a New Jersey NOLs carryforward of $294,000.

At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2018.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9.Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2022 and December 31, 2021 are presented below:

	June 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$5,634	$5,254
Deferred loan fees	—	214
Interest on nonaccrual loans	238	102
Unrealized loss on available-for-sale securities	4,122	399
Amortization of intangible assets	41	50
Deferred rent payable	208	152
Net operating losses	5,870	3,280
Charitable contribution carryforward	1,658	366
Compensation and benefits	890	456
Other	207	264
Total gross deferred tax assets	18,868	10,537
Deferred tax liabilities:
Depreciation of premises and equipment	1,301	1,301
Deferred loan fees	786	—
Other	63	63
Total gross deferred tax liabilities	2,150	1,364
Valuation allowance	7,060	5,353
Net deferred tax assets	$9,658	$3,820

Note 10.	Compensation and Benefit Plans

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2022, the salary deferral contribution limit was $20,500; provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) for a total of $27,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. The 401(k) expenses recorded in the consolidated statements of operations amounted to $96,000 for both the three months ended June 30, 2022 and 2021 and $192,000 and $183,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 11). As of June 30, 2022, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $14.7 million.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Compensation and Benefit Plans (Continued)

A summary of the ESOP shares as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Shares committed-to-be released	70,238	96,500
Shares allocated to participants	368,960	170,145
Unallocated shares	1,632,982	434,251
Total	2,072,180	700,896
Fair value of unallocated shares	$15,089	$6,297

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $333,000 and $173,000 for the three months ended June 30, 2022 and 2021, and $706,000 and $330,000 for the six months ended June 30, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized was $15,000 for both the three months ended June 30, 2022 and 2021 and was $30,000 for both the six months ended June 30, 2022 and 2021.

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018.  The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock.  The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018,  45,000 awards of stock options into 15,000 restricted stock units in 2020 and 191,145 awards of stock options into 63,715 restriced stock units in 2022.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31, 2021, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476. As of June 30, 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of June 30, 2022 and December 31, 2021, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods. If the 2018 Incentive Plan’s flex feature described above were fully utilized, the maximum number of shares of common stock that may be awarded as restricted stock or restricted stock units would be 1,627 as of June 30, 2022 and 63,159 as of December 31, 2021, but would eliminate the availability of stock options and SARs available for award.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s restricted stock unit awards activity and related information for six months ended June 30, 2022 and year ended December 31, 2021 are as follows:

	June 30, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	—	—
Vested	(12,440)	9.27
Forfeited	—	—
Non-vested at March 31	319,180	$9.06
Granted	63,715	10.44
Forfeited	—	—
Vested	—	—
Non-vested at June 30	382,895	$9.29

	December 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year (1)	335,919	$12.66
Granted	—	—
Vested	(98,232)	12.69
Forfeited	—	—
Non-vested at December 31	237,687	$12.65

Compensation expense related to restricted stock units was $360,000 and $318,000 for the three months ended June 30, 2022 and 2021, respectively and was $678,000 and $637,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $2.8 million, which is expected to be recognized over the next 22 quarters.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Compensation and Benefit Plans (Continued)

A summary of the Company’s stock option awards activity and related information for six months ended June 30, 2022 and year ended December 31, 2021 are as follows:

	June 30, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	284,292	8.62
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at June 30 (1)	352,621	$8.97
Exercisable at June 30 (1)	147,301	$8.74

	December 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	203,766	$12.02
Exercisable at December 31 (1)	94,904	$12.45
(1)

The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $96,000 for outstanding options and $74,000 for exercisable options at June 30, 2022 and was $505,000 for outstanding options and $195,000 or exercisable options December 31, 2021.

The weighted-average exercise price for the options as of June 30, 2022 was $8.97 per share and the weighted average remaining contractual life is 7.2 years. The weighted average period over which compensation expenses are expected to be recognized is 5.0 years. There were 147,301 shares and 94,904 shares exercisable as of June 30, 2022 and December 31, 2021, respectively. Total compensation cost related to stock options recognized was $44,000 and $33,000 for the three months ended June 30, 2022 and 2021, respectively and $77,000 and $66,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options was $539,000, which is expected to be recognized over the next 22 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,
	2022	2021
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	41.34%	38.51%
Risk-free interest rate	2.65%	0.48%
Weighted average grant date fair value	$3.85	$3.77

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

Treasury Stock:

As a result of the conversion and reorganization, all shares of treasury stock of PDL Community Bancorp were retired on January 27, 2022.

Note 11.	Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands except share data)

Net income (loss)	$771	$5,932	$(6,049)	$8,384

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,724,274	17,255,592	23,739,658	17,167,691
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,667,715	518,555	1,495,882	524,553
Basic weighted average common shares outstanding	23,056,559	16,737,037	22,243,776	16,643,138
Basic earnings (loss) per common share	$0.03	$0.35	$(0.27)	$0.50
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	72,352	36,569	—	18,285
Diluted weighted average common shares outstanding	23,128,911	16,773,606	22,243,776	16,661,423
Diluted earnings (loss) per common share	$0.03	$0.35	$(0.27)	$0.50

Note 12.	Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Commitments to grant mortgage loans	$175,992	$127,159
Commitments to sell loans at lock-in rates	7,058	13,321
Unfunded commitments under lines of credit	87,470	80,033
	$270,520	$220,513

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2022.

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

Loan Concentrations: As of June 30, 2022, approximately 46.7% of Mortgage World’s, a division of the Bank, total originated loan volume was insured and approximately 83.9% of total originated loan volume was sold to three investors. The Bank’s Mortgage World division has closed approximately 99.4% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At June 30, 2022, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

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

Rental expenses under operating leases, included in occupancy expense, totaled $1.0 million and $555,000 for the three months ended June 30, 2022 and 2021, and $2.1 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Commitments, Contingencies and Credit Risk (Continued)

The projected minimum rental payments under the terms of the leases at June 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$1,801
2023	3,607
2024	3,657
2025	3,615
2026	3,441
2027	3,308
Thereafter	28,921
$48,350

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $9.2 million and the aggregate unpaid principal amounted to $9.2 million.

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

The approximate notional amounts of Mortgage World’s derivative instruments were $7.1 million and $13.3 million at June 30, 2022 and December 31, 2021, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $135,000 and $172,000 as of June 30, 2022 and December 31, 2021 and is included in other assets on the consolidated statements of financial position.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2021	$172
Change in fair value of derivative instrument reported in earnings	(20)
Balance as of March 31, 2022	152
Change in fair value of derivative instrument reported in earnings	(17)
Balance as of June 30, 2021	$135

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,719	$—	$2,719	$—
Corporate bonds	24,031	—	19,386	4,645
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	41,930	—	41,930	—
FHLMC Certificates	10,452		10,452
FNMA Certificates	60,768	—	60,768	—
GNMA Certificates	144	—	144	—
Mortgage Loans Held for Sale, at fair value	9,234	—	9,234	—
Derivatives from interest rate lock commitments	135	—	—	135
	$149,413	$—	$144,633	$4,780

		December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$—	$2,934	$—
Corporate bonds	21,184	—	16,255	4,929
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	18,348	—	18,348	—
FNMA Certificates	70,699	—	70,699	—
GNMA Certificates	181	—	181	—
Mortgage Loans Held for Sale, at fair value	15,836	—	15,836	—
Derivatives from interest rate lock commitments	172	—	—	172
	$129,354	$—	$124,253	$5,101

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$23,634	$—	$—	$23,634

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,651	$—	$—	$17,651

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.Fair Value (Continued)

As of June 30, 2022 and December 31, 2021, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2022
Financial assets:
Cash and cash equivalents	$274,806	$274,806	$—	$—	$274,806
Available-for-sale securities, at fair value	140,044	—	135,399	4,645	140,044
Held-to-maturity securities, at amortized cost	211,517	—	211,352	—	211,352
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	9,234	—	9,234	—	9,234
Loans receivable, net	1,324,320	—	—	1,298,496	1,298,496
Accrued interest receivable	13,255	—	13,255	—	13,255
FHLBNY stock	16,429	16,429	—	—	16,429
Financial liabilities:
Deposits:
Demand deposits	284,462	284,462	—	—	284,462
Interest-bearing deposits	500,261	500,261	—	—	500,261
Certificates of deposit	364,005	—	358,040	—	358,040
Advance payments by borrowers for taxes and insurance	8,668	—	8,668	—	8,668
Advances from FHLBNY	334,375	—	331,700	—	331,700
Accrued interest payable	158	—	158	—	158

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13.	Fair Value (Continued)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,894	$153,894	$—	$—	$153,894
Available-for-sale securities, at fair value	113,346	—	108,417	4,929	113,346
Held-to-maturity securities, at amortized cost	934	—	914	—	914
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	15,836	—	15,836		15,836
Loans receivable, net	1,305,078	—	—	1,306,253	1,306,253
Accrued interest receivable	12,362	—	12,362	—	12,362
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	274,956	274,956	—	—	274,956
Interest-bearing deposits	500,281	500,281	—	—	500,281
Certificates of deposit	429,479	—	431,339	—	431,339
Advance payments by borrowers for taxes and insurance	7,657	—	7,657	—	7,657
Advances from FHLBNY	106,255	—	106,680	—	106,680
Warehouse lines of credit	15,090	—	15,090	—	15,090
Accrued interest payable	228	—	228	—	228

The following table reconciles, at June 30, 2022 and December 31, 2021, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial, using significant unobservable inputs.

	June 30,	December 31,
	2022	2021
	(in thousands)
Balance balance	$4,929	$6,016
Total loss included in earnings	(284)	(87)
Securities sold	—	(1,000)
Ending balance	$4,645	$4,929

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There wre no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy at June 30, 2022 and December 31, 2021. Fair value for Level 3 secutities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2022 and December 31, 2021.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2022 and December 31, 2021, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 28.00% at June 30, 2022 and 9.23% at December 31, 2021.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14.Regulatory Capital Requirements (Continued)

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2022 and December 31, 2021 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$550,310	39.92%	$110,283	8.00%	$137,854	10.00%
Tier 1 Capital to Risk-Weighted Assets	533,071	38.67%	82,712	6.00%	110,283	8.00%
Common Equity Tier 1 Capital Ratio	533,071	38.67%	62,034	4.50%	89,605	6.50%
Tier 1 Capital to Total Assets	533,071	30.85%	69,123	4.00%	86,403	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$493,169	36.00%	$109,586	8.00%	$136,983	10.00%
Tier 1 Capital to Risk-Weighted Assets	476,038	34.75%	82,190	6.00%	109,586	8.00%
Common Equity Tier 1 Capital Ratio	476,038	34.75%	61,642	4.50%	89,039	6.50%
Tier 1 Capital to Total Assets	476,038	28.79%	66,140	4.00%	82,675	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$204,216	18.96%	$86,169	8.00%	$107,711	10.00%
Tier 1 Capital to Risk-Weighted Assets	190,714	17.71%	64,627	6.00%	86,169	8.00%
Common Equity Tier 1 Capital Ratio	190,714	17.71%	48,470	4.50%	70,012	6.50%
Tier 1 Capital to Total Assets	190,714	12.58%	60,629	4.00%	75,786	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$184,689	17.23%	$85,735	8.00%	$107,168	10.00%
Tier 1 Capital to Risk-Weighted Assets	171,253	15.98%	64,301	6.00%	85,735	8.00%
Common Equity Tier 1 Capital Ratio	171,253	15.98%	48,226	4.50%	69,659	6.50%
Tier 1 Capital to Total Assets	171,253	10.91%	62,784	4.00%	78,481	5.00%

Ponce Bank, through its Mortgage World division, is subject to various net worth requirements in connection with lending agreements that Ponce Bank has entered with purchase facility lenders. Failure to maintain minimum capital requirements could result in the Bank’s Mortgage World division being unable to originate and service loans, and, therefore, could have a direct material effect on the Company’s consolidated financial statements.

Prior to becoming a division of Ponce Bank, Mortgage World’s minimum net worth requirements as of December 31, 2021 are reflected below:

Minimum
Requirement
(in thousands)
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2021, Mortgage World was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 15.	Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) is as follows:

	June 30, 2022
	December 31, 2021	Change	June 30, 2022
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(1,456)	$(13,576)	$(15,032)
Total	$(1,456)	$(13,576)	$(15,032)

	December 31, 2021
	December 31, 2020	Change	December 31, 2021
	(in thousands)
Unrealized gains on available-for-sale securities, net	$135	$(1,591)	$(1,456)
Total	$135	$(1,591)	$(1,456)

Note 16.Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousand)
Beginning balance (1)	$8,204	$429	$5,631	$424
Originations (1)	147	—	4,195	10
Payments	(819)	(15)	(2,294)	(20)
Ending balance	$7,532	$414	$7,532	$414

(1)   Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $7.5 million and $6.2 million from directors, executive officers and non-executive officers at June 30, 2022 and December 31, 2021, respectively.

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on an entity basis for the three months and six months ended June 30, 2021 but on an operations basis for the three and six months ended June 30, 2022. Significant intercompany transactions are eliminated for the three and six months ended June 30, 2021 in consolidation.

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30, 2022
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$17,072	$95	$84	$(84)	$17,167
Interest expense	1,750	13	—	(84)	1,679
Net interest income	15,322	82	84	—	15,488
Provision for loan losses	817	—	—	—	817
Net interest income after provision for loan losses	14,505	82	84	—	14,671
Non-interest income	1,286	1,019	—	(126)	2,179
Non-interest expense	13,374	1,939	1,380	(126)	16,567
Income (loss) before income taxes	2,417	(838)	(1,296)	—	283
Provision (benefit) for income taxes	(488)	—	—	—	(488)
Equity in undistributed earnings of Ponce Bank	—	—	2,067	(2,067)	—
Net income (loss)	$2,905	$(838)	$771	$(2,067)	$771

	For the Three Months Ended June 30, 2021
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$15,762	$82	$40	$(40)	$15,844
Interest expense	2,080	72	—	(40)	2,112
Net interest income	13,682	10	40	—	13,732
Provision for loan losses	586	—	—	—	586
Net interest income after provision for loan losses	13,096	10	40	—	13,146
Non-interest income	5,967	2,642	—	(268)	8,341
Non-interest expense	10,609	2,510	790	(268)	13,641
Income (loss) before income taxes	8,454	142	(750)	—	7,846
Provision (benefit) for income taxes	1,745	58	111	—	1,914
Equity in undistributed earnings of Ponce Bank	—	—	6,793	(6,793)	—
Net income (loss)	$6,709	$84	$5,932	$(6,793)	$5,932

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17.Segment Reporting (Continued)

	For the Six Months Ended June 30, 2022
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$35,960	$225	$168	$(168)	$36,185
Interest expense	3,446	81	—	(168)	3,359
Net interest income	32,514	144	168	—	32,826
Provision for loan losses	2,075	—	—	—	2,075
Net interest income after provision for loan losses	30,439	144	168	—	30,751
Non-interest income	2,342	2,315	—	(252)	4,405
Non-interest expense	33,492	4,162	7,239	(252)	44,641
Income (loss) before income taxes	(711)	(1,703)	(7,071)	—	(9,485)
Provision (benefit) for income taxes	(81)	—	(3,355)	—	(3,436)
Equity in undistributed earnings of Ponce Bank	—	—	(2,333)	2,333	—
Net income (loss)	$(630)	$(1,703)	$(6,049)	$2,333	$(6,049)

Total assets at June 30, 2022	$2,016,086	$17,596	$518,082	$(509,481)	$2,042,283

Total assets at December 31, 2021	$1,630,031	$20,096	$312,137	$(308,754)	$1,653,510

	For the Six Months Ended June 30, 2021
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$30,789	$232	$81	$(81)	$31,021
Interest expense	4,266	212	—	(81)	4,397
Net interest income	26,523	20	81	—	26,624
Provision for loan losses	1,272	—	—	—	1,272
Net interest income after provision for loan losses	25,251	20	81	—	25,352
Non-interest income	7,771	5,000	—	(537)	12,234
Non-interest expense	20,609	4,801	1,684	(538)	26,556
Income (loss) before income taxes	12,413	219	(1,603)	1	11,030
Provision (benefit) for income taxes	2,850	98	(302)	—	2,646
Equity in undistributed earnings of Ponce Bank	—	—	9,684	(9,684)	—
Net income (loss)	$9,563	$121	$8,383	$(9,683)	$8,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at June 30, 2022 and December 31, 2021, and results of operations for the three and six months ended June 30, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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
•

adverse changes related to the businesses of our partners, including Grain Technologies, LLC (“Grain”) specifically, and the Company’s assessment of the collectability of the Grain Receivable (as defined herein);

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

Employees and Human Capital Resources

As of June 30, 2022, the Company had 253 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries and other compensation in its market area.

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

While it appears the COVID-19 pandemic has entered into an endemic stage, related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. In response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home when possible, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of June 30, 2022, all of our customer locations are open and the majority of our employees have schedules that include work at the office.

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

The table below includes references to the Company's net (loss) income and (loss) earnings per share for the six months ended June 30, 2022 and 2021 before gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net (loss) income amount and (loss) earnings per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net (loss) income and (loss) earnings per share is provided below.

Non-GAAP Reconciliation – Net (Loss) Income before Gain on Sale of Real Property and Contribution to the Ponce De Leon Foundation (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
	(Dollars in thousands, except per share data)
Net (loss) income - GAAP	$(6,049)	$8,384
Gain on sale of real property	—	(4,839)
Contribution to the Ponce De Leon Foundation	4,995	—
Income tax (benefit) provision	(1,049)	1,016
Net (loss) income - non-GAAP	$(2,103)	$4,561

(Loss) earnings per common share (GAAP) (1)	$(0.27)	$0.50

(Loss) earnings per common share (non-GAAP) (1)	$(0.09)	$0.27
(1)

(Loss) earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the six months ended June 30, 2022 and 2021 (22,243,776 shares and 16,643,138 shares, respectively).

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 405 loans totaling $30.8 million were outstanding at June 30, 2022. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2022, the average authorized loan size was $76,000 and the median authorized loan size was $12,000. The Bank, which is designated as both a Community Development Financial Institution (“CDFI”) and a Minority

Depository Institution (“MDI”), originated 5,340 PPP loans in the amount of $261.4 million, which, based upon information provided by the SBA, significantly exceeded the reported average performance of banks in our peer group.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of June 30, 2022, all back-office and lending personnel have been formed into teams which alternate between a remote and in office work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company remains vigilant of the potential for other COVID-19 variant outbreaks and remains prepared to restore the necessary protocols to minimize any disruptions to its current operations and services.

Federal Economic Relief Funds To Aid Lending

On August 10, 2021, the Company through its subsidiary, the Bank, received from the United States Department of the Treasury (“Treasury”) a grant in the amount of $1.8 million in federal Economic Relief Funds for Small Businesses under the Treasury’s Rapid Response Program for CDFIs. The Rapid Response Program grants may be used to support eligible activities of CDFIs such as financial products, financial services, development services, and certain operational activities, and to enable recipient CDFIs to build capital reserves and loan-loss reserves.

On June 7, 2022, Ponce Financial Group, Inc. (the “Company”), the holding company for Ponce Bank, closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%. The actual dividend rate that will be paid by the Company on the Preferred Stock cannot be determined at this time.

 The ECIP investment by the Treasury is part of a program to invest over $8.7 billion into Community Development Financial Institution (“CDFI”) or Minority Depository Institution (“MDI”), of which Ponce Bank is both. The ECIP is intended to incentivize CDFIs and MDIs to provide loans, grants, and forbearance to small businesses, minority-owned businesses, and consumers in low-income and underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic.

In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

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

Ponce De Leon Foundation.

On January 27, 2022, the Company made a $5.0 million contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in non-interest expense for the six months ended June 30, 2022, in the accompanying Consolidated Statements of Operations.

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market.  In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

At June 30, 2022, the Bank had 43,073 microloans outstanding, net of put backs, with an aggregate balance totaling $28.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by a $1.4 million allowance for loan losses, resulting in $26.9 million in microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through June 30, 2022, 29,592 microloans amounting to $20.4 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $9.6 million of the Grain Receivable for the six months ended June 30, 2022 and received $6.0 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in a net receivable of $3.0 million. As of June 30, 2022, the Company’s total exposure to Grain was $30.9 million as a result of the $3.0 million of net receivable, $26.9 million of the remaining microloans, net of allowance for loan losses and an equity investment in Grain by the Company of $1.0 million.

Grain has been victimized by cyber fraud using synthetic and other forms of fraudulent identifications, a phenomenon that has become prevalent with FinTechs. Grain has agreed to apply at least 100% of origination and servicing fees received from the Bank as payment for the Grain Receivable, and, upon the completion of a series A financing, pay all amounts due on the Grain Receivable. Grain remains a pre-profit startup highly dependent on earnings from its relationship with the Bank, a new relationship with another financial institution, and further capital raises which may not materialize. Accordingly, Grain’s ability to pay the Grain Receivable in the short term, taking into account current economic conditions and regulatory requirements, was considered.

In arriving at the amounts to be written-off and written-down, the Company considered, among other things, the Bank’s right to offset security deposits associated with fraudulent loans, payments received from Grain subsequent to December 31, 2021, and the discounted net present value of future cash flows reasonably expected to be received by the Bank from Grain over the next 15 months, based on prior payments, and the Bank’s estimate for any additional incurred fraudulent identities in the Grain portfolio. The Bank determined that a 12% discount rate was appropriate in calculating net present value of such payments. In addition, the Bank has considered the likelihood of Grain prevailing in litigation it has instituted against a third party vendor where Grain is demanding damages resulting from fraudulent loans originated by Grain that were subject to the synthetic identifications that Grain’s vendor failed to identify. Grain is presently conducting a capital raise in the form of a private placement of securities which has not been incorporated into the analysis. Grain is also currently in the process of reviewing and affirming the compliance of the remaining loans in the portfolio, which may have additional fraudulent losses that are currently not estimable.

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

The $1.5 million and $9.6 million write-off and write-down is included in non-interest expense for the three and six months ended June 30, 2022, respectively, in the accompanying Consolidated Statements of Operations.

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

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of June 30, 2022, the Company had $47.4 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company continues to renovate its branches at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. During the second quarter of 2022, the Company completed the Schematic Design phase of Southern Boulevard, Westchester Avenue, Smith Street, Jackson Heights and Union City branches and plans to break ground on all during fourth quarter of 2022 and the first quarter of 2023. Surveys are completed at Forest Hills and Stuyvesant Town branches, but commencement of design and construction has not yet been scheduled at these locations. The Company continues to incorporate loan origination personnel into its retail branches including a branded Ponce Mortgage Center celebrating the comprehensive offerings made possible by our affiliate the Ponce De Leon Mortgage Corporation as well as the Bank’s new division, Mortgage World Bankers. The Company still anticipates creating a full-service branch at its mortgage office located in Flushing, Queens, New York and a banking satellite at its office in Bergenfield, New Jersey, but these projects are temporarily on hold pending completion of other renovations. The Company’s mortgage office in Flushing, Queens, will expand the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. The Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits, at December 31, 2018. The Company has since grown to $2.04 billion in assets, $1.32 billion in loans receivables, net of allowance for loan losses of $17.5 million, and $1.15 billion in deposits at June 30, 2022, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

On June 7, 2022, the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates.  Holders of Preferred Stock generally do not have any voting rights, with the exception of voting rights on certain matters as outlined in the Certificate of Designations. The Company has the option to redeem the shares of Preferred Stock (i) in whole or in part on any dividend payment date on or after June 15, 2027, or (ii) in whole but not in part at any time within ninety days following a Regulatory Capital Treatment Event, as defined in the Purchase Agreement, in each case at a cash redemption price equal to the liquidation amount, with an amount equal to any dividends that have been declared but not paid prior to the redemption date. The Company may not redeem shares of Preferred Stock without having received the prior approval of the appropriate Federal banking agency for the Company, as defined in Section 3(q) of the Federal Deposit Insurance Act, to the extent required under applicable capital rules. Such redemptions are subject to certain conditions and limitations, as set forth in the Purchase Agreement. In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

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

The following table presents the Company’s PPP loans outstanding as of June 30, 2022:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Albany	1	$104	$104	$104
	Bronx	99	3,135	12	32
	Dutchess	1	10	10	10
	Kings	51	16,885	15	331
	Nassau	26	672	9	26
	New York	59	3,185	15	54
	Orange	3	36	11	12
	Queens	97	3,739	14	39
	Richmond	5	257	14	51
	Rockland	2	125	63	63
	Suffolk	8	111	11	14
	Westchester	10	100	8	10
	Total New York	362	$28,359	$12	$78

New Jersey	Bergen	11	$579	$16	$53
	Camden	1	21	21	21
	Essex	9	82	5	9
	Hudson	9	1,052	15	117
	Mercer	2	52	26	26
	Monmouth	1	507	507	507
	Ocean	3	24	6	8
	Passaic	4	45	12	11
	Union	2	16	8	8
	Total New Jersey	42	$2,378	$14	$57

Pennsylvania	Berks	1	16	16	16
	Total	405	$30,753	$12	$76

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total consolidated assets increased $388.8 million, or 23.5%, to $2.04 billion at June 30, 2022 from $1.65 billion at December 31, 2021. The increase in total assets is attributable to increases of $210.6 million in held-to-maturity securities and $120.9 million in cash and cash equivalents. Other increases in total assets are $26.7 million in available-for-sale securities, $19.2 million in net loans receivable (inclusive of $106.0 million net decrease in PPP loans), $10.4 million in FHLBNY stock, $5.8 million in deferred tax assets, $1.5 million in other assets and $893,000 in accrued interest receivable. The increase in total assets was reduced by decreases of $6.6 million in mortgage loans held for sale, at fair value and $672,000, net, in premises and equipment.

Cash and Cash Equivalents. Cash and cash equivalents increased $120.9 million, or 78.6%, to $274.8 million at June 30, 2022, compared to $153.9 million at December 31, 2021. The increase in cash and cash equivalents was primarily the result of proceeds from the issuance of Preferred Stock to the Treasury, proceeds from advances from the FHLBNY, proceeds from maturities/calls of securities, net increase in other liabilities and the sale of loans. The increase in cash and cash equivalents was offset by purchases of securities, a decrease in net deposits, an increase in net loans, a decrease in advances of warehouse lines of credit, net purchases of FHLBNY stock and a contribution to the Ponce De Leon Foundation.

Securities. The composition of securities at June 30, 2022 and December 31, 2021 and the amounts maturing of each classification are summarized as follows:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,983	2,719	2,981	2,934
More than five years through ten years	—	—	—	—
	2,983	2,719	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	4,000	3,713	4,445	4,381
More than five years through ten years	21,841	20,318	16,798	16,803
	25,841	24,031	21,243	21,184
Mortgage-Backed Securities	130,132	113,294	90,950	89,228
Total Available-for-Sale Securities	$158,956	$140,044	$115,174	$113,346

Held-to-Maturity Securities:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	75,000	75,007	—	—
More than five years through ten years	4,000	4,000	—	—
	79,000	79,007	—	—
Mortgage-Backed Securities	132,517	132,345	934	914
Total Held-to-Maturity Securities	$211,517	$211,352	$934	$914

The Company securities portfolio increased $210.6 million in held-to-maturity and $26.7 million increase in available-for-sale during the six months ended June 30, 2022. The increase was mainly attributable to $210.6 million in held-to-maturity securities and $58.4 million in available-for-sale securities that were purchased during the six months ended June 30, 2022. The increase was offset primarily by $17.2 million in unrealized loss, $8.9 million in principal payments and two available-for-sale securities in the amount of $5.4 million that matured and/or were called during the six months ended June 30, 2022. There were no available-for-sale securities sold during the six months ended June 30, 2022. There were no held-to-maturity securities sold during the six months ended June 30, 2022.

Gross Loans Receivable. The composition of gross loans receivable at June 30, 2022 and at December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2022		December 31, 2021		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$321,671	24.0%	$317,304	24.1%	$4,367	1.4%
Owner-Occupied	100,048	7.5%	96,947	7.3%	3,101	3.2%
Multifamily residential	396,470	29.6%	348,300	26.3%	48,170	13.8%
Nonresidential properties	279,877	20.9%	239,691	18.1%	40,186	16.8%
Construction and land	165,425	12.3%	134,651	10.2%	30,774	22.9%
Total mortgage loans	1,263,491	94.3%	1,136,893	86.0%	126,598	11.1%
Nonmortgage loans:
Business loans (1)	45,720	3.4%	150,512	11.4%	(104,792)	(69.6%)
Consumer loans (2)	30,198	2.3%	34,693	2.6%	(4,495)	(13.0%)
Total nonmortgage loans	75,918	5.7%	185,205	14.0%	(109,287)	(59.0%)
Total	$1,339,409	100.0%	$1,322,098	100.0%	$17,311	1.3%

(1)	As of June 30, 2022 and December 31, 2021, business loans include $30.8 million and $136.8 million, respectively, of PPP loans.
(2)	As of June 30, 2022 and December 31, 2021, consumer loans include $28.3 million and $33.9 million of microloans originated by the Bank pursuant to its arrangement with Grain.

The $17.3 million increase in the gross loan portfolio was primarily the result of an increase of $125.2 million in non-PPP loans, offset by a $106.0 million decrease in PPP loans at June 30, 2022 compared to December 31, 2021. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.5% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2022 and December 31, 2021, approximately 7.5% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2022 and December 31, 2021, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 33.4% and 79.6%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 158.1% and 396.2% as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at June 30, 2022 decreased $6.6 million to $9.2 million from $15.8 million at December 31, 2021.

Deposits.  The composition of deposits at June 30, 2022 and December 31, 2021 and changes in dollars and percentages are summarized as follows:

	June 30, 2022		December 31, 2021		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$284,462	24.8%	$274,956	22.8%	$9,506	3.5%
Interest-bearing deposits:
NOW/IOLA accounts	28,597	2.5%	35,280	2.9%	(6,683)	(18.9%)
Money market accounts	181,156	15.8%	186,893	15.5%	(5,737)	(3.1%)
Reciprocal deposits	151,264	13.2%	143,221	11.9%	8,043	5.6%
Savings accounts	139,244	12.1%	134,887	11.2%	4,357	3.2%
Total NOW, money market, reciprocal and savings	500,261	43.6%	500,281	41.5%	(20)	(0.0%)
Certificates of deposit of $250K or more	65,157	5.7%	78,454	6.5%	(13,297)	(16.9%)
Brokered certificates of deposit	62,650	5.5%	79,320	6.6%	(16,670)	(21.0%)
Listing service deposits (1)	48,953	4.2%	66,411	5.5%	(17,458)	(26.3%)
Certificates of deposit less than $250K	187,245	16.2%	205,294	17.1%	(18,049)	(8.8%)
Total certificates of deposit	364,005	31.6%	429,479	35.7%	(65,474)	(15.2%)
Total interest-bearing deposits	864,266	75.2%	929,760	77.2%	(65,494)	(7.0%)
Total deposits	$1,148,728	100.0%	$1,204,716	100.0%	$(55,988)	(4.6%)

(1)

As of June 30, 2022 and December 31, 2021, there were $18.5 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2022 and December 31, 2021. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at June 30, 2022 and December 31, 2021 of $159.4 million and $106.3 million in term advances from the FHLBNY, respectively and $175.0 million of overnight line of credit advance from the FHLBNY at June 30, 2022. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2021.

Warehouse Lines of Credit. At December 31, 2021, Mortgage World had maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2021, Mortgage World utilized $15.1 million for funding of mortgage loans held for sale and had unused lines of credit of $14.9 million. At June 30, 2022, there was no remaining balance on such lines of credit. During the first quarter of 2022, Mortgage World became a division of the Bank and the Bank began funding these loans.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $328.8 million, or 173.8%, to $518.1 million at June 30, 2022 from $189.3 million at December 31, 2021. This increase in stockholders’ equity was mainly attributable to the $225.0 million issuance of Preferred Stock to the Treasury pursuant to its ECIP, $118.0 million as a result of the sale of common stock in the second-step mutual conversion and reorganization, $4.0 million equity contribution to the Ponce De Leon Foundation, $756,000 in share-based compensation and $690,000 in Employee Stock Ownership Plan shares committed to be released offset by $13.6 million in accumulated other comprehensive loss and $6.0 million in net loss.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

The discussion of the Company’s results of operations for the three months ended June 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net income for the three months ended June 30, 2022 was $771,000 compared to net income of $5.9 million for the three months ended June 30, 2021. Earnings per basic and diluted share was $0.03 for the three months ended June 30, 2022 compared to earnings per basic and diluted share of $0.35 for three months ended June 30, 2021. The $5.2 million decrease of net income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to a decrease of $6.2 million of non-interest income attributable to a $4.2 million gain, net of expenses, from the sale of real property recognized for the six months ended

June 30, 2021 and a decrease of $1.1 million of income on sale of mortgage loans, an increase of $2.9 million in non-interest expenses and an increase of $231,000 in provision for loan losses. The decrease in net income was offset by a $2.4 million decrease in provision for income taxes and an increase of $1.8 million in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $1.3 million, or 8.4%, to $17.2 million for the three months ended June 30, 2022 from $15.8 million for the three months ended June 30, 2021. Interest income on loans receivable, which is the Company’s primary source of income, increased $454,000, or 2.9%, to $16.1 million for the three months ended June 30, 2022 from $15.6 million for the three months ended June 30, 2021. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $739,000, or 309.2%, to $978,000 for the three months ended June 30, 2022 from $239,000 for the three months ended June 30, 2021. Interest on deposits due from banks increase $130,000 to $132,000 from $2,000 quarter to quarter.

Interest Expense.  Interest expense decreased $433,000, or 20.5%, to $1.7 million for the three months ended June 30, 2022 from $2.1 million for the three months ended June 30, 2021, primarily due to a lower average cost of funds.

Net Interest Income.  Net interest income increased $1.8 million, or 12.8%, to $15.5 million for the three months ended June 30, 2022 from $13.7 million for the three months ended June 30, 2021. The increase for the three months ended June 30, 2022 compared to three months ended June 30, 2021 was attributable to an increase of $1.3 million in interest and dividend income primarily due to increases of $739,000 in interest and dividend on securities, $454,000 in interest on loans receivable, $130,000 in interest on deposits due from banks and a decrease of $433,000 in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 26 basis points to 3.86% for the three months ended June 30, 2022 from 3.60% for the three months ended June 30, 2021. The increase in the net interest rate spread for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in the average yields on interest-earning assets of 11 basis points to 4.54% for the three months ended June 30, 2022 from 4.43% for the three months ended June 30, 2021, and a decrease in the average rates paid on interest-bearing liabilities of 15 basis points to 0.68% for the three months ended June 30, 2022 from 0.83% for the three months ended June 30, 2021.

Net interest margin increased 26 basis points for the three months ended June 30, 2022, to 4.10% from 3.84% for the three months ended June 30, 2021, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 2.25%-2.50% during its July 2022 meeting, the fourth consecutive rate hike, and pushing borrowing costs to the highest level since 2019. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases during 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income.  Non-interest income decreased $6.2 million, or 73.9%, to $2.2 million for the three months ended June 30, 2022 from $8.3 million for the three months ended June 30, 2021. The decrease in non-interest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to decreases of $4.2 million, net of expenses, from the sale of real properties recognized in the second quarter of 2021, $1.1 million in income on sale of mortgage loans, $874,000 in loan origination fees, $216,000 in brokerage commissions and $105,000 in late and prepayment charges, offset by increases of $218,000 in other non-interest income and $79,000 in service charges and fees.

Non-Interest Expense.  Non-interest expense increased $2.9 million, or 21.5%, to $16.6 million for the three months ended June 30, 2022 from $13.6 million for the three months ended June 30, 2021. The increase in non-interest expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 was attributable to increases of $2.7 million in compensation and benefits, $1.5 million in write-off and write-down in the second quarter of 2022 related to the receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud, $399,000 in occupancy and equipment, $103,000 in other operating expenses and $91,000 in data processing expenses, offset by decreases of $1.2 million in professional fees and $646,000 in direct loan expenses. The increase of $2.7 million in compensation and benefits related to nonrecurring expense amortization related to PPP loans and new hires.

Income Tax (Benefit) Provision.  The Company had a benefit for income taxes of $488,000 for the three months ended June 30, 2022 compared to a provision for income taxes of $1.9 million for three months ended June 30, 2021.

Segments.  The Company has two reportable segments; the Bank and, for the three months ended June 30, 2021, Mortgage World, and, for the three months ended June 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Three Months Ended June 30,		Increase (Decrease)		For the Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$17,072	$15,762	$1,310	8.3%	$95	$82	$13	15.9%
Interest expense	1,750	2,080	(330)	(15.9%)	13	72	(59)	(81.9%)
Net interest income	15,322	13,682	1,640	12.0%	82	10	72	*
Provision for loan losses	817	586	231	39.4%	—	—	—	—%
Net interest income after provision for loan losses	14,505	13,096	1,409	10.8%	82	10	72	*
Non-interest income	1,286	5,967	(4,681)	(78.4%)	1,019	2,642	(1,623)	(61.4%)
Non-interest expense	13,374	10,609	2,765	26.1%	1,939	2,510	(571)	(22.7%)
Income (loss) before income taxes	2,417	8,454	(6,037)	(71.4%)	(838)	142	(980)	*
Provision (benefit) for income taxes	(488)	1,745	(2,233)	(128.0%)	—	58	(58)	(100.0%)
Net income (loss)	$2,905	$6,709	$(3,804)	(56.7%)	$(838)	$84	$(922)	*

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

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,318,400	$16,057	4.89%	$1,332,808	$15,603	4.70%
Securities (3)	155,939	908	2.34%	41,218	170	1.65%
Other (4)	41,708	202	1.94%	60,439	71	0.47%
Total interest-earning assets	1,516,047	17,167	4.54%	1,434,465	15,844	4.43%
Non-interest-earning assets	213,355			66,240
Total assets	$1,729,402			$1,500,705
Interest-bearing liabilities:
NOW/IOLA	$32,321	$14	0.17%	$30,370	$32	0.42%
Money market	338,984	474	0.56%	300,326	311	0.42%
Savings	136,755	31	0.09%	131,397	38	0.12%
Certificates of deposit	387,129	677	0.70%	431,324	1,108	1.03%
Total deposits	895,189	1,196	0.54%	893,417	1,489	0.67%
Advance payments by borrowers	12,359	2	0.06%	11,086	1	0.04%
Borrowings	89,965	481	2.14%	119,162	622	2.09%
Total interest-bearing liabilities	997,513	1,679	0.68%	1,023,665	2,112	0.83%
Non-interest-bearing liabilities:
Non-interest-bearing demand	359,181	—		293,626	—
Other non-interest-bearing liabilities	67,220	—		12,848	—
Total non-interest-bearing liabilities	426,401	—		306,474	—
Total liabilities	1,423,914	1,679		1,330,139	2,112
Total equity	305,488			170,566
Total liabilities and total equity	$1,729,402		0.68%	$1,500,705		0.83%
Net interest income		$15,488			$13,732
Net interest rate spread (5)			3.86%			3.60%
Net interest-earning assets (6)	$518,534			$410,800
Net interest margin (7)			4.10%			3.84%
Average interest-earning assets to interest-bearing liabilities			151.98%			140.13%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$(169)	$623	$454
Securities (2)	473	265	738
Other	(22)	153	131
Total interest-earning assets	282	1,041	1,323
Interest-bearing liabilities:
NOW/IOLA	2	(20)	(18)
Money market	40	123	163
Savings	2	(9)	(7)
Certificates of deposit	(114)	(317)	(431)
Total deposits	(70)	(223)	(293)
Borrowings	(152)	11	(141)
Total interest-bearing liabilities	(222)	(212)	(434)
Change in net interest income	$504	$1,253	$1,757

(1) Loans include loans and mortgage loans held for sale, at fair value.

(2) Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Total Assets. The Bank’s, excluding Mortgage World, total assets increased $386.1 million, or 23.7%, to $2.02 billion at June 30, 2022 from $1.63 billion at December 31, 2021. The increase in the Bank’s total assets was primarily due to increases of $210.6 million in held-to-maturity securities, $116.4 million in cash and cash equivalents, $26.7 million in available-for-sale securities, $18.3 million in net loans receivable, $10.4 million in FHLBNY stock, $4.3 million in deferred tax assets and $830,000 in accrued interest receivable. The increase in total assets was offset by decreases of $880,000 in other assets and $641,000 in premises and equipment.

Net Income (Loss).  The Bank’s net income was $2.9 million for the three months ended June 30, 2022 compared to net income of $6.7 million for the three months ended June 30, 2021 primarily due to a decrease of $4.7 million in non-interest income, increases of $2.8 million in non-interest expenses and $231,000 in provision in loan losses, offset by a decrease of $2.2 million in provision for income taxes and an increase of $1.6 million in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $1.3 million, or 8.3%, to $17.1 million for the three months ended June 30, 2022 from $15.8 million for the three months ended June 30, 2021. Interest and dividend on securities and FHLBNY stock and interest on deposits due from banks increased $869,000, or 360.6%, to $1.1 million for the three months ended June 30, 2022 from $241,000 for the three months ended June 30, 2021. Interest income on loans receivable, which is the Bank’s primary source of income, increased $441,000, or 2.8% to $16.0 million for the three months ended June 30, 2022 from $15.5 million for the three months ended June 30, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$4,876	$5,231	$(355)	(6.8%)
Multifamily residential	4,134	3,591	543	15.1%
Nonresidential properties	2,863	2,379	484	20.3%
Construction and land	2,318	2,059	259	12.6%
Business loans	1,242	1,458	(216)	(14.8%)
Consumer loans	529	803	(274)	(34.1%)
Total interest income on loans receivable	$15,962	$15,521	$441	2.8%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$131	$2	$129	*
Interest on securities	909	170	739	434.7%
Dividend on FHLBNY stock	70	69	1	1.4%
Total interest and dividend income	$1,110	$241	$869	360.6%

* Represents more than 500%.

Interest Expense.  Interest expense decreased $330,000, or 15.9%, to $1.8 million for the three months ended June 30, 2022 from $2.1 million for the three months ended June 30, 2021.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$677	$1,108	$(431)	(38.9%)
Money market	474	315	159	50.5%
Savings	32	39	(7)	(17.9%)
NOW/IOLA	14	32	(18)	(56.3%)
Advance payments by borrowers	1	1	—	—%
Borrowings	552	585	(33)	(5.6%)
Total interest expense	$1,750	$2,080	$(330)	(15.9%)

Net Interest Income.  Net interest income increased $1.6 million, or 12.0%, to $15.3 million for the three months ended June 30, 2022 from $13.7 million for the three months ended June 30, 2021, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended June 30, 2022 of $817,000 compared to $586,000 for the three months ended June 30, 2021. The provision for loan losses during the three months ended June 30, 2022 was impacted by the change in qualitative factors during the period related to the microloans originated by Grain. The provision for loan losses during the three months ended June 30, 2021 primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers and their ability to repay in the short-term.

Non-interest Income.  Non-interest income decreased $4.7 million, or 78.4%, to $1.3 million for the three months ended June 30, 2022 from $6.0 million for the three months ended June 30, 2021, mainly attributable to a non-recurring $4.2 million gain, net of expenses, from the sale of real property recognized during the three months ended June 30, 2021.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$445	$366	$79	21.6%
Brokerage commissions	164	138	26	18.8%
Late and prepayment charges	193	298	(105)	(35.2%)
Gain on sale of real property	—	4,176	(4,176)	—%
Other	484	989	(505)	(51.1%)
Total non-interest income	$1,286	$5,967	$(4,681)	(78.4%)

Non-interest Expense.  Non-interest expense increased $2.8 million, or 26.1%, to $13.4 million for the three months ended June 30, 2022 from $10.6 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $2.8 million in compensation and benefits, related to nonrecurring expense amortization related to PPP loans and new hires, $1.5 million write-off and write-down related to the Grain Receivable due from Grain for microloans originated by Grain and put back to Grain. The increase of $2.8 million was offset by a decrease of $1.6 million in professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,188	$2,355	$2,833	120.3%
Occupancy and equipment	3,056	2,628	428	16.3%
Data processing expenses	803	728	75	10.3%
Direct loan expenses	344	665	(321)	(48.3%)
Insurance and surety bond premiums	156	142	14	9.9%
Office supplies, telephone and postage	351	403	(52)	(12.9%)
Professional fees	905	2,538	(1,633)	(64.3%)
Grain write-off and write-down	1,500	—	1,500	—%
Marketing and promotional expenses	43	44	(1)	(2.3%)
Directors fees	96	69	27	39.1%
Regulatory dues	71	120	(49)	(40.8%)
Other operating expenses	861	917	(56)	(6.1%)
Total non-interest expense	$13,374	$10,609	$2,765	26.1%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $2.5 million, or 12.4%, to $17.6 million at June 30, 2022 from $20.1 million at December 31, 2021. The decrease in Mortgage World’s total assets was primarily due to decreases of $6.6 million in mortgage loans held for sale, at fair value, $51,000 in other assets and $31,000 in premises and equipment. The decrease in Mortgage World’s total assets was offset by increases of $3.2 million in cash and cash equivalents, $941,000 in loans receivable and $63,000 in accrued interest receivable.

Net Income (Loss).  Mortgage World’s net loss was ($838,000) for the three months ended June 30, 2022 compared to net income of $84,000 for the three months ended June 30, 2021.

Non-interest Income.  Non-interest income decreased $1.6 million, or 61.5%, to $1.0 million for the three months ended June 30, 2022 from $2.6 million for the three months ended June 30, 2021.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$51	$292	$(241)	(82.5%)
Gain on sale of mortgage loans	200	1,288	(1,088)	(84.5%)
Loan origination	97	971	(874)	(90.0%)
Other	671	91	580	637.4%
Total non-interest income	$1,019	$2,642	$(1,623)	(61.4%)

Non-interest Expense.  Non-interest expense decreased $571,000, or 22.7%, to $1.9 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,317	$1,505	$(188)	(12.5%)
Occupancy and equipment	166	196	(30)	(15.3%)
Data processing	21	5	16	—%
Direct loan expense	161	486	(325)	(66.9%)
Insurance and surety bond premiums	—	1	(1)	—%
Office supplies, telephone and postage	55	64	(9)	(14.1%)
Professional fees	28	(53)	81	(152.8%)
Marketing and promotional expenses	9	4	5	125.0%
Other operating expenses	182	302	(120)	(39.7%)
Total non-interest expense	$1,939	$2,510	$(571)	(22.7%)

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

The discussion of the Company’s results of operations for the six months ended June 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net loss for the six months ended June 30, 2022 was ($6.0 million) compared to net income of $8.4 million for the six months ended June 30, 2021. Loss per basic and diluted share was ($0.27) for the six months ended June 30, 2022 compared to earnings per basic and diluted share of $0.50 for six months ended June 30, 2021. The net loss from net income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a decrease of $7.8 million in non-interest income (mainly due to a non-recurring $4.8 million gain, net of taxes, on sale of real property during the six months ended June 30, 2021 and a decrease of $2.2 million on income on the sale of mortgage loans), an increase of $18.1 million in non-interest expense (of which $9.6 million was attributable to the write-off and write-down related to the Grain Receivable and $5.0 million was the contribution to the Ponce De Leon Foundation) and an increase of $803,000 in provision for loan losses. The net loss was offset by increases of $6.2 million in net interest income and a $3.4 million benefit for income taxes, rather than a $2.6 million provision for income taxes year over year.

Interest and Dividend Income.  Interest and dividend income increased $5.2 million, or 16.7%, to $36.2 million for the six months ended June 30, 2022 from $31.0 million for the six months ended June 30, 2021. Interest income on loans receivable, which is the Company’s primary source of income, increased $3.7 million, or 12.2%, to $34.3 million for the six months ended June 30, 2022 from $30.5 million for the six months ended June 30, 2021 primarily due to an increase in loans receivable in all categories except for a decrease of $106.0 million in PPP lending. Average loans receivable increased $35.7 million, or 2.8% to $1.32 billion for the six months ended June 30, 2022 as compared to $1.29 billion for the six months ended June 30, 2021. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $1.4 million, or 291.1%, to $1.9 million for the six months ended June 30, 2022 from $493,000 for the six months ended June 30, 2021.

Interest Expense.  Interest expense decreased $1.0 million, or 23.6%, to $3.4 million for the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021, primarily due to a lower average cost of funds.

Net Interest Income.  Net interest income increased $6.2 million, or 23.3%, to $32.8 million for the six months ended June 30, 2022 from $26.6 million for the six months ended June 30, 2021. The increase for the six months ended June 30, 2022 compared to six months ended June 30, 2021 was attributable to an increase of $5.2 million in interest and dividend income primarily due to an increase in average loans receivable and a decrease of $1.0 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities. Net interest rate spread increased by 49 basis points to 4.17% for the six months ended June 30, 2022 from 3.68% for the six months ended June 30, 2021. The increase in the net interest rate spread for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in the average yields on interest-earning assets of 28 basis points to 4.84% for the six months ended June 30, 2022 from 4.56% for the six months ended June 30, 2021, and a decrease in the average rates paid on interest-bearing liabilities of 21 basis points to 0.67% for the six months ended June 30, 2022 from 0.88% for the six months ended June 30, 2021.

Net interest margin increased 47 basis points for the six months ended June 30, 2022, to 4.39% from 3.92% for the six months ended June 30, 2021, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 2.25%-2.50% during its July 2022 meeting, the fourth consecutive rate hike, and pushing borrowing costs to the highest level since 2019. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases during 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income.  Non-interest income decreased $7.8 million, or 64.0%, to $4.4 million for the six months ended June 30, 2022 from $12.2 million for the six months ended June 30, 2021. The decrease in non-interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to a one-time $4.8 million gain, net of expenses, from the sale of real properties recognized during the six months ended June 30, 2021 and decreases of $2.2 million in income on sale of mortgage loans, $952,000 in loan origination fees, $291,000 in late and prepayment charges and $101,000 in brokerage commissions, offset by increases of $342,000 in other non-interest income, and $190,000 in service charges and fees.

Non-Interest Expense.  Non-interest expense increased $18.1 million, or 68.1%, to $44.6 million for the six months ended June 30, 2022 from $26.6 million for the six months ended June 30, 2021. The $18.1 million increase in non-interest expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 was attributable to an aggregate $9.6 million write-off and write down related to the receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud and a $5.0 million contribution to the Ponce De Leon Foundation in connection with the second-step conversion and reorganization during the first quarter of 2022. Other increases in non-interest expense included $4.2 million in compensation and benefits, $957,000 in occupancy and equipment reflecting rental expenses on facilities that were sold and leased back and $344,000 in data processing expenses, offset by decreases of $1.1 million in professional fees and $781,000 in direct loan expenses. The $4.2 million increase of compensation and benefits related to nonrecurring expense amortization related to PPP loans and new hires.

Income Tax (Benefit) Provision.  The Company had a benefit for income taxes of ($3.4 million) for the six months ended June 30, 2022 compared to a provision for income taxes of $2.6 million for six months ended June 30, 2021, resulting in effective tax rates of 36.2% and 24.0%, respectively. The increase in the effective tax rate is attributable to an increase of $1.7 million in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

Segments.  The Company has two reportable segments; the Bank and, for the six months ended June 30, 2021, Mortgage World, and, for the six months ended June 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Six Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$35,960	$30,789	$5,171	16.8%	$225	$232	$(7)	(3.0%)
Interest expense	3,446	4,266	(820)	(19.2%)	81	212	(131)	(61.8%)
Net interest income	32,514	26,523	5,991	22.6%	144	20	124	*
Provision for loan losses	2,075	1,272	803	63.1%	—	—	—	—%
Net interest income after provision for loan losses	30,439	25,251	5,188	20.5%	144	20	124	*
Non-interest income	2,342	7,771	(5,429)	(69.9%)	2,315	5,000	(2,685)	(53.7%)
Non-interest expense	33,492	20,609	12,883	62.5%	4,162	4,801	(639)	(13.3%)
(Loss) income before income taxes	(711)	12,413	(13,124)	(105.7%)	(1,703)	219	(1,922)	*
Provision for income taxes	(81)	2,850	(2,931)	(102.8%)	—	98	(98)	(100.0%)
Net (loss) income	$(630)	$9,563	$(10,193)	(106.6%)	$(1,703)	$121	$(1,824)	*

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

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,321,897	$34,257	5.23%	$1,286,226	$30,528	4.79%
Securities (3)	147,066	1,625	2.23%	31,919	346	2.19%
Other (4)	39,990	303	1.53%	53,548	147	0.55%
Total interest-earning assets	1,508,953	36,185	4.84%	1,371,693	31,021	4.56%
Non-interest-earning assets	219,151			65,102
Total assets	$1,728,104			$1,436,795
Interest-bearing liabilities:
NOW/IOLA	$32,700	$30	0.19%	$31,720	$70	0.45%
Money market	329,448	709	0.43%	288,779	615	0.43%
Savings	136,084	63	0.09%	129,191	77	0.12%
Certificates of deposit	403,028	1,480	0.74%	418,722	2,327	1.12%
Total deposits	901,260	2,282	0.51%	868,412	3,089	0.72%
Advance payments by borrowers	11,091	3	0.05%	9,999	2	0.04%
Borrowings	102,258	1,074	2.12%	124,429	1,306	2.12%
Total interest-bearing liabilities	1,014,609	3,359	0.67%	1,002,840	4,397	0.88%
Non-interest-bearing liabilities:
Non-interest-bearing demand	365,771	—		254,588	—
Other non-interest-bearing liabilities	57,446	—		13,297	—
Total non-interest-bearing liabilities	423,217	—		267,885	—
Total liabilities	1,437,826	3,359		1,270,725	4,397
Total equity	290,278			166,070
Total liabilities and total equity	$1,728,104		0.67%	$1,436,795		0.88%
Net interest income		$32,826			$26,624
Net interest rate spread (5)			4.17%			3.68%
Net interest-earning assets (6)	$494,344			$368,853
Net interest margin (7)			4.39%			3.92%
Average interest-earning assets to interest-bearing liabilities			148.72%			136.78%

(1)	Annualized where appropriate.
(2)	Loans include loans and mortgage loans held for sale, at fair value.
(3)	Securities include available-for-sale securities and held-to-maturity securities.
(4)	Includes FHLBNY demand account and FHLBNY stock dividends.
(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(6)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(7)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$818	$2,911	$3,729
Securities (2)	1,244	35	1,279
Other	(38)	194	156
Total interest-earning assets	2,024	3,140	5,164
Interest-bearing liabilities:
NOW/IOLA	2	(42)	(40)
Money market	101	(7)	94
Savings	4	(18)	(14)
Certificates of deposit	(91)	(756)	(847)
Total deposits	16	(823)	(807)
Borrowings	(236)	4	(232)
Total interest-bearing liabilities	(220)	(819)	(1,039)
Change in net interest income	$2,244	$3,959	$6,203

(1)	Loans include loans and mortgage loans held for sale, at fair value.
(2)	Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Net Income (Loss).  The Bank’s net loss was ($630,000) for the six months ended June 30, 2022 compared to net income of $9.6 million for the six months ended June 30, 2021 primarily due to an increase in non-interest expense as a result of an aggregate $9.6 million write-off and write down related to the Grain Receivable.

Interest and Dividend Income.  Interest and dividend income increased $5.2 million, or 16.8%, to $36.0 million for the six months ended June 30, 2022 from $30.8 million for the six months ended June 30, 2021. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.7 million, or 12.3% to $34.0 million for the six months ended June 30, 2022 from $30.3 million for the six months ended June 30, 2021. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $1.4 million, or 291.1%, to $1.9 million for the six months ended June 30, 2022 from $493,000 for the six months ended June 30, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$9,927	$10,367	$(440)	(4.2%)
Multifamily residential	7,973	7,098	875	12.3%
Nonresidential properties	5,947	4,791	1,156	24.1%
Construction and land	4,417	3,950	467	11.8%
Business loans	3,711	2,364	1,347	57.0%
Consumer loans	2,057	1,726	331	19.2%
Total interest income on loans receivable	$34,032	$30,296	$3,736	12.3%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$167	$4	$163	*
Interest on securities	1,625	346	1,279	369.7%
Dividend on FHLBNY stock	136	143	(7)	(4.9%)
Total interest and dividend income	$1,928	$493	$1,435	291.1%

* Represents more than 500%.

Interest Expense.  Interest expense decreased $820,000, or 19.2%, to $3.4 million for the six months ended June 30, 2022 from $4.3 million for the six months ended June 30, 2021.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,480	$2,327	$(847)	(36.4%)
Money market	711	623	88	14.1%
Savings	65	78	(13)	(16.7%)
NOW/IOLA	30	70	(40)	(57.1%)
Advance payments by borrowers	2	2	—	—%
Borrowings	1,158	1,166	(8)	(0.7%)
Total interest expense	$3,446	$4,266	$(820)	(19.2%)

Net Interest Income.  Net interest income increased $6.0 million, or 22.6%, to $32.5 million for the six months ended June 30, 2022 from $26.5 million for the six months ended June 30, 2021, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the six months ended June 30, 2022 of $2.1 million compared to $1.3 million for the six months ended June 30, 2021. The provision for loan losses during the six months ended June 30, 2022 was impacted by the change in qualitative factors during the period related to the microloans originated by Grain. The provision for loan losses during the six months ended June 30, 2021 primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers and their ability to repay in the short-term.

Non-interest Income.  Non-interest income decreased $5.4 million, or 69.9%, to $2.3 million for the six months ended June 30, 2022 from $7.8 million for the six months ended June 30, 2021.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$885	$695	$190	27.3%
Brokerage commissions	297	138	159	—%
Late and prepayment charges	251	542	(291)	(53.7%)
Gain on sale of real property	—	4,839	(4,839)	(100.0%)
Other	909	1,557	(648)	(41.6%)
Total non-interest income	$2,342	$7,771	$(5,429)	(69.9%)

Non-interest Expense.  Non-interest expense increased $12.9 million, or 62.5%, to $33.5 million for the six months ended June 30, 2022 from $20.6 million for the six months ended June 30, 2021. The increase was primarily due to an aggregate $9.6 million write-off and write-down related to the Grain Receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud, and an increase of $3.9 million in compensation and benefits related to nonrecurring expense amortization related to PPP loans and new hires.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,283	$6,427	$3,856	60.0%
Occupancy and equipment	6,089	5,126	963	18.8%
Data processing expenses	1,639	1,309	330	25.2%
Direct loan expenses	1,112	1,127	(15)	(1.3%)
Insurance and surety bond premiums	303	288	15	5.2%
Office supplies, telephone and postage	709	755	(46)	(6.1%)
Professional fees	1,830	3,315	(1,485)	(44.8%)
Grain write-off and write-down	9,574	—	9,574	—%
Marketing and promotional expenses	104	73	31	42.5%
Directors fees	167	138	29	21.0%
Regulatory dues	154	180	(26)	(14.4%)
Other operating expenses	1,528	1,871	(343)	(18.3%)
Total non-interest expense	$33,492	$20,609	$12,883	62.5%

Mortgage World Segment

Net Income (Loss).  Mortgage World’s net loss was ($1.7 million) for the six months ended June 30, 2022 compared to net income of $121,000 for the six months ended June 30, 2021.

Non-interest Income.  Non-interest income decreased $2.7 million, or 53.7%, to $2.3 million for the six months ended June 30, 2022 from $5.0 million for the six months ended June 30, 2021. The decrease in non-interest income was attributable to a decrease of $2.2 million in gain on sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$255	$515	$(260)	(50.5%)
Gain on sale of mortgage loans	618	2,796	(2,178)	(77.9%)
Loan origination	558	1,510	(952)	(63.0%)
Other	884	179	705	393.9%
Total non-interest income	$2,315	$5,000	$(2,685)	(53.7%)

Non-interest Expense.  Non-interest expense decreased $639,000, or 13.3%, to $4.2 million for the six months ended June 30, 2022 from $4.8 million for the six months ended June 30, 2021.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$2,996	$2,746	$250	9.1%
Occupancy and equipment	310	318	(8)	(2.5%)
Data processing	32	18	14	77.8%
Direct loan expense	267	1,033	(766)	(74.2%)
Insurance and surety bond premiums	—	1	(1)	(100.0%)
Office supplies, telephone and postage	102	121	(19)	(15.7%)
Professional fees	83	191	(108)	(56.5%)
Marketing and promotional expenses	19	13	6	46.2%
Other operating expenses	353	360	(7)	(1.9%)
Total non-interest expense	$4,162	$4,801	$(639)	(13.3%)

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2022, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$59,359	(6.14%)
+300	60,394	(4.50%)
+200	61,447	(2.84%)
+100	62,449	(1.26%)
Level	63,243	—%
-100	63,279	0.06%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

At June 30, 2022, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2022, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$430,829	$(108,480)	(20.11%)	23.04%	(2,011)
+300	456,893	(82,416)	(15.28%)	23.90%	(1,528)
+200	484,054	(55,255)	(10.25%)	24.76%	(1,025)
+100	513,076	(26,233)	(4.86%)	25.65%	(486)
Level	539,309	—	—%	26.39%	—
-100	564,148	24,839	4.61%	27.04%	461

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

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

At June 30, 2022, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 2.25%-2.50% during its July 2022 meeting, the fourth consecutive rate hike, and pushing borrowing costs to the highest level since 2019. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases during 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$221,262	$221,262	$221,262	$221,262	$221,262	$221,262	$221,262	$53,544	$274,806
Securities (1)	51,913	61,644	115,083	167,114	276,526	387,881	387,881	(36,320)	351,561
Placements with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490	—	2,490
Net loans (includes LHFS)	135,395	241,872	382,464	570,265	1,242,625	1,323,092	1,323,092	10,462	1,333,554
FHLBNY stock	16,433	16,433	16,433	16,433	16,433	16,433	16,433	(4)	16,429
Other assets	—	—	—	—	—	—	—	63,443	63,443
Total	$427,493	$543,701	$737,732	$977,564	$1,759,336	$1,951,158	$1,951,158	$91,125	$2,042,283
Liabilities:
Non-maturity deposits	$24,957	$49,914	$99,828	$199,662	$456,859	$528,428	$528,428	$256,295	$784,723
Certificates of deposit	78,589	144,209	212,350	261,490	364,387	364,387	364,387	(382)	364,005
Other liabilities	306,000	306,000	327,375	334,375	334,375	334,375	334,375	41,098	375,473
Total liabilities	409,546	500,123	639,553	795,527	1,155,621	1,227,190	1,227,190	297,011	1,524,201
Capital	—	—	—	—	—	—	—	518,082	518,082
Total liabilities and capital	$409,546	$500,123	$639,553	$795,527	$1,155,621	$1,227,190	$1,227,190	$815,093	$2,042,283
Asset/liability gap	$17,947	$43,578	$98,179	$182,037	$603,715	$723,968	$723,968
Gap/assets ratio	104.38%	108.71%	115.35%	122.88%	152.24%	158.99%	158.99%

(1)	Includes available-for-sale securities and held-to-maturity securities.

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At June 30, 2022 and December 31, 2021, the Bank had $334.4 million and $106.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million, both as of June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, there was eligible collateral of approximately $401.1 million and $362.3 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at June 30, 2022 and December 31, 2021. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of June 30, 2022 and December 31, 2021. As of December 31, 2021, Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with maximum credit lines of $30.0 million, of which $15.1 million was utilized, with $14.9 million remaining unused. As of June 30, 2022, Mortgage World was a division of the Bank and the Bank was funding these loans.

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

Net cash provided by operating activities was $26.5 million and $28.4 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was $(286.6 million) and $(219.2 million) for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of issuance of preferred stock, activities in deposit accounts, advances, contribution to the Ponce De Leon Foundation and repurchase and sale of shares as treasury stock, was $381.0 million and $184.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022 and December 31, 2021, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2022 and December 31, 2021. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2022 and December 31, 2021, the Company had outstanding commitments to originate loans and extend credit of $270.5 million and $220.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022 totaled $212.0 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Other Material Cash Requirements.  In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $14.0 million for the six months ended June 30, 2022. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $933,000, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $5.5 million for the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended June 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2022, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

As discussed under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Quarterly Report on Form 10-Q, the Company has taken a significant write-off and write-down related to microloans originated by FinTech startup company Grain as a result of cyberfraud in the application for microloans originated by Grain. Under the terms of its agreement with Grain, if a microloan originated by Grain is found to be fraudulent, becomes 120 days delinquent upon 120 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” During the three months ended March 31, 2022, the Company has assessed the collectability of the remaining Grain Receivable and has determined that it is appropriate to write-off and write-down a $8.1 million. For the three months ended June 30, 2022, the Company has assessed the collectability of the remaining Grain Receivable and has determined that it is appropriate to further write-off $1.5 million resulting in a total write-off $9.6 million for the six months ended June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as discussed below with respect to the Preferred Stock (as defined below), there were no unregistered sales of equity securities during the three and six months ended June 30, 2022.

On June 7, 2022, the Company issued 225,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for the capital investment of $225.0 million from the Treasury under the ECIP. For additional information, see Note 2 to the Consolidated Financial Statements (Unaudited) included in Item 1 of this Quarterly Report on Form 10-Q.

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

3.3

Articles Supplementary to the Charter of Ponce Financial Group, Inc. (attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.1

Letter Agreement and Securities Purchase Agreement, dated June 7, 2022, by and among the Company and Treasury (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.2	Registration Rights Agreement (included as Annex E to Exhibit 10.1).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ponce Financial Group, Inc. (Registrant)

Date: August 11, 2022	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 11, 2022	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer