Form 10-Q
period 2022-09-30
Ponce Financial Group, Inc.
filed 2022-11-14
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2022, the registrant had 24,728,460 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2022 and December 31, 2021

(Dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and due from banks (Note 3):
Cash	$37,235	$98,954
Interest-bearing deposits in banks	25,286	54,940
Total cash and cash equivalents	62,521	153,894
Available-for-sale securities, at fair value (Note 4)	131,977	113,346
Held-to-maturity securities, at amortized cost (fair value 2022 $479,302; 2021 $914) (Note 4)	494,297	934
Placements with banks	2,490	2,490
Mortgage loans held for sale, at fair value	3,357	15,836
Loans receivable, net of allowance for loan losses - 2022 $25,108; 2021 $16,352 (Note 5)	1,392,553	1,305,078
Accrued interest receivable	14,063	12,362
Premises and equipment, net (Note 6)	17,759	19,617
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	14,272	6,001
Deferred tax assets (Note 9)	13,822	3,820
Other assets	11,170	20,132
Total assets	$2,158,281	$1,653,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,351,189	$1,204,716
Accrued interest payable	854	228
Advance payments by borrowers for taxes and insurance	10,589	7,657
Advances from the FHLBNY and others (Note 8)	286,375	106,255
Warehouse lines of credit (Note 8)	—	15,090
Mutual holding company conversion subscription liabilities	—	122,000
Other liabilities	8,591	8,308
Total liabilities	1,657,598	1,464,254
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of September 30, 2022. None were issued and outstanding as of December 31, 2021.	225,000	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,728,460 shares issued and outstanding as of September 30, 2022 and 18,463,028 shares issued and 17,425,987 shares outstanding as of December 31, 2021	247	185
Treasury stock, at cost; no shares as of September 30, 2022 and 1,037,041 shares as of December 31, 2021 (Note 10)	—	(13,687)
Additional paid-in-capital	206,092	85,601
Retained earnings	102,169	122,956
Accumulated other comprehensive loss (Note 15)	(18,420)	(1,456)
Unearned compensation ─ ESOP; 1,597,863 shares as of September 30, 2022 and 434,251 shares as of December 31, 2021 (Note 10)	(14,405)	(4,343)
Total stockholders' equity	500,683	189,256
Total liabilities and stockholders' equity	$2,158,281	$1,653,510

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest on loans receivable	$17,058	$16,991	$51,315	$47,519
Interest on deposits due from banks	346	9	514	13
Interest and dividend on securities and FHLBNY stock	4,230	425	5,990	914
Total interest and dividend income	21,634	17,425	57,819	48,446
Interest expense:
Interest on certificates of deposit	687	1,010	2,167	3,337
Interest on other deposits	1,543	354	2,348	1,118
Interest on borrowings	1,793	621	2,867	1,927
Total interest expense	4,023	1,985	7,382	6,382
Net interest income	17,611	15,440	50,437	42,064
Provision for loan losses (Note 5)	9,330	572	11,405	1,844
Net interest income after provision for loan losses	8,281	14,868	39,032	40,220
Non-interest income:
Service charges and fees	464	494	1,349	1,189
Brokerage commissions	288	270	840	923
Late and prepayment charges	109	329	360	871
Income on sale of mortgage loans	116	1,175	734	3,971
Loan origination	522	625	1,843	2,135
(Loss) gain on sale of premises and equipment	(436)	—	(436)	4,812
Other	514	341	1,292	1,567
Total non-interest income	1,577	3,234	5,982	15,468
Non-interest expense:
Compensation and benefits	7,377	6,427	21,413	16,303
Occupancy and equipment	3,611	2,849	10,040	8,321
Data processing expenses	994	917	2,665	2,244
Direct loan expenses	654	696	2,033	2,856
Insurance and surety bond premiums	297	147	600	436
Office supplies, telephone and postage	369	626	1,180	1,502
Professional fees	1,251	1,765	4,333	5,929
Contribution to the Ponce De Leon Foundation (Note 2)	—	—	4,995	—
Grain write-off and write-down (Note 5)	8,881	—	18,455	—
Marketing and promotional expenses	214	51	337	137
Directors' fees	89	67	256	205
Regulatory assessment	99	74	253	254
Other operating expenses	1,580	1,113	3,497	3,101
Total non-interest expense	25,416	14,732	70,057	41,288
(Loss) income before income taxes	(15,558)	3,370	(25,043)	14,400
(Benefit) provision for income taxes (Note 9)	(820)	1,318	(4,256)	3,964
Net (loss) income	$(14,738)	$2,052	$(20,787)	$10,436
(Loss) earnings per common share (Note 11):
Basic	$(0.64)	$0.12	$(0.92)	$0.62
Diluted	$(0.64)	$0.12	$(0.92)	$0.62
Weighted average common shares outstanding (Note 11):
Basic	23,094,859	16,823,731	22,524,477	16,703,997
Diluted	23,094,859	16,914,833	22,524,477	16,746,554

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(14,738)	$2,052	$(20,787)	$10,436
Net change in unrealized losses on securities:
Unrealized losses	(4,194)	(730)	(21,493)	(899)
Income benefit (tax) effect	806	150	4,529	143
Total other comprehensive loss, net of tax	(3,388)	(580)	(16,964)	(756)
Total comprehensive (loss) income	$(18,126)	$1,472	$(37,751)	$9,680

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan ("ESOP')	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	—	—	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, March 31, 2022	—	$—	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579
Net income	—	—	—	—	—	—	771	—	—	771
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,997)	—	(7,997)
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	21	—	—	303	324
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, June 30, 2022	225,000	$225,000	24,724,274	$247	$—	$205,669	$116,907	$(15,032)	$(14,709)	$518,082
Net loss	—	—	—	—	—	—	(14,738)	—	—	(14,738)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,388)	—	(3,388)
Release of restricted stock units	—	—	4,186	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	18	—	—	304	322
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, September 30, 2022	225,000	$225,000	24,728,460	$247	$—	$206,092	$102,169	$(18,420)	$(14,405)	$500,683

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2020	—	$—	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	—	—	2,452	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(107)	—	(107)
Treasury stock	—	—	(107,717)	—	(1,171)	—	—	—	—	(1,171)
ESOP shares committed to be released (12,063 shares)	—	—	—	—	—	13	—	—	121	134
Share-based compensation	—	—	—	—	—	352	—	—	—	352
Balance, March 31, 2021	—	$—	17,018,252	$185	$(19,285)	$85,470	$99,993	$28	$(5,187)	$161,204
Net income	—	—	—	—	—	—	5,932	—	—	5,932
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(69)	—	(69)
Treasury stock	—	—	309,690	—	4,216	91	—	—	—	4,307
ESOP shares committed to be released (12,063 shares)	—	—	—	—	—	43	—	—	121	164
Share-based compensation	—	—	—	—	—	352	—	—	—	352
Balance, June 30, 2021	—	$—	17,327,942	$185	$(15,069)	$85,956	$105,925	$(41)	$(5,066)	$171,890
Net income	—	—	—	—	—	—	2,052	—	—	2,052
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(580)	—	(580)
Treasury stock	—	—	3,000	—	—	—	—	—	—	—
ESOP shares committed to be released (12,063 shares)	—	—	—	—	—	53	—	—	121	174
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, September 30, 2021	—	$—	17,330,942	$185	$(15,069)	$86,360	$107,977	$(621)	$(4,945)	$173,887

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net (loss) income	$(20,787)	$10,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	216	57
Gain on sale of loans	(7)	(46)
Gain on sale of real property	—	(4,812)
Gain on derivatives	(229)	(345)
Grain write-off and write-down	18,455	—
Provision for loan losses	11,405	1,844
Depreciation and amortization	1,371	1,885
ESOP compensation	1,038	513
Share-based compensation expense	1,161	1,055
Deferred income taxes	(5,473)	16
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	12,479	20,444
Increase in accrued interest receivable	(1,701)	(1,964)
Increase in other assets	(7,064)	(1,844)
Increase in accrued interest payable	626	178
Increase in advance payments by borrowers	2,932	2,099
Decrease in mortgage loan funding payable	—	(347)
Decrease in other liabilities	(192)	(1,139)
Net cash provided by operating activities	14,230	28,030
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	135,291	1,102
Purchases of FHLBNY Stock	(143,562)	(677)
Purchases of available-for-sale securities	(58,385)	(94,186)
Purchases of held-to-maturity securities	(501,942)	—
Proceeds from sale of available-for-sale securities	—	3,641
Proceeds from maturities, calls and principal repayments on available-for-sale securities	26,798	3,156
Placements with banks	—	249
Proceeds from sales of loans	3,699	12,991
Net increase in loans	(102,572)	(157,354)
Proceeds from sale of real property	—	8,152
Purchases of premises and equipment	(433)	(7,262)
Net cash used in investing activities	(641,106)	(230,188)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	146,473	219,682
Proceeds from issuance of preferred stock	225,000	—
Repurchase of treasury stock	—	(1,607)
Proceeds from the sale of treasury stock	—	4,743
Contribution to the Ponce De Leon Foundation	(1,000)	—
Proceeds from advances from FHLBNY	3,135,875	11,500
Repayments of advances from FHLBNY	(2,955,755)	(22,500)
Net advances on warehouse lines of credit	(15,090)	(18,700)
Net cash provided by financing activities	535,503	193,118
Net decrease in cash and cash equivalents	(91,373)	(9,040)
Cash and Cash Equivalents including restricted cash:
Beginning	153,894	72,078
Ending	$62,521	$63,038
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$6,756	$6,204
Cash paid for income taxes	$624	$5,848

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

Nature of Operations:

The Company is a savings and loan holding company. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 13 full service banking and 5 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Manhattan (2 branches), Queens (4 branches), Brooklyn (3 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (3) and Brooklyn (1), New York and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

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

Risks and Uncertainties:

On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region continues. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The coronavirus (“COVID-19”) pandemic continues to disrupt the global and U.S. economies and as well as the lives of individuals throughout the world. The New York City Metropolitan area continues to experience, although to a much lesser extent, cases of the COVID-19 pandemic. Despite the lessening of government regulations related to COVID-19, it still impacts macroeconomic conditions.

The financial impact of the COVID-19 pandemic may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the nine months ended September 30, 2022, the provision for loan losses amounted to $11.4 million primarily due to reserves related to loans originated by Grain Technologies, LLC ("Grain") (see Note 5 for additional information related to Grain reserves) as well as increases in the loan portfolio.

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

Interim Financial Statements: The interim consolidated financial statements at September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of Mortgage World, a division of the Bank, to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities in which the Bank invests. Notes 5 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

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

A loan is moved to nonaccrual status in accordance with the Company’s policy typically after 90 days of non-payment. The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan becomes 90 days past due unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off if collection of principal or interest is considered doubtful. All nonaccrual loans are considered impaired loans.

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

Allowance for Loan Losses: The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of its loan portfolio with Grain and the economic impact of the COVID-19 pandemic, inflation and interest rates on borrowers indicates that it is likely that such conditions will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over a rolling 12 quarter average period, except for loans originated by Grain where the Bank uses one quarter. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

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

Consumer Loans: Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Included in consumer loans are loans originated by Grain.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of September 30, 2022, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

Comprehensive (Loss) Income: Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income, which are both recognized as separate components of stockholder’s equity. Other comprehensive (loss) income includes unrealized gains and losses on securities available-for-sale.

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

Segment Reporting: The Company has two reportable segments: the Bank and, for the three and nine months ended September 30, 2021, Mortgage World, and for the three and nine months ended September 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. The Company will be exiting the EGC status as of December 31, 2022. As of September 30, 2022, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. To date, the Company has identified its leased office spaces as within the scope of the guidance. The Company currently leases its administrative office and 17 branches and mortgage offices and the new guidance will result in the establishment of a right to use asset and corresponding lease obligations. The Company continues to evaluate the impact of the guidance, including determining whether other contracts exist that are deemed to be in scope and subsequent related accounting standard updates. The Company has established a project committee and has initiated training on ASU 2016-02. The Company is performing preliminary computations of its right to use asset and corresponding lease obligations for the operating leases of its administrative office and 17 leased branches and mortgage offices. The Company is utilizing a new lease accounting tool to assist in the computations of its right to use asset and corresponding lease obligations for the operating leases. The Company will adopt this standard at the end of December 2022 and anticipates recognizing approximately $35.0 million of a right of use asset and an operating lease liability.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities, that are not deemed to be smaller reporting companies as defined by the SEC as of November 15, 2019. As the Company has taking advantage of the extended transition period for complying with new or revised accounting standards assuming it remains an EGC, it will adopt the amendments in this update for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance might result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also notes that the new guidance may result in an allowance for available-for-sale debt securities. The Company has selected the CECL model and assembled a project team. The project team meets on a regular basis to determine the approach for implementation. This includes assessing the adequacy of existing loan and loss data, assessing models for default and loss estimates, conducting limited trial runs and analytical review through December 31, 2022, and to complete independent model valuation and documentation of processes and controls in the first quarter of 2023.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Note 2. Preferred Stock Issuance; Plan of Conversion and Stock Offering

Preferred Stock Issuance

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225.0 million in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%. After 10 years of issuance, the perpetual dividend rate in effect, will be determined based on said floor and ceiling. The actual dividend rate that will be paid by the Company on the Preferred Stock cannot be determined at this time.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

On January 27, 2022, the Company made a $5.0 million in contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in the non-interest expense for the nine months ended September 30, 2022, in the accompanying Consolidated Statements of Operations.

Note 3. Restrictions on Cash and Due from Banks

The Bank was previously required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve Board eliminated reserve requirement for depository institutions to support lending to households and businesses.

Note 4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,984	$—	$(325)	$2,659
Corporate Bonds	25,833	—	(2,475)	23,358
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	45,727	—	(6,362)	39,365
FHLMC Certificates	11,614	—	(1,821)	9,793
FNMA Certificates	68,840	—	(12,166)	56,674
GNMA Certificates	129	—	(1)	128
Total available-for-sale securities	$155,127	$—	$(23,150)	$131,977

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(308)	$24,692
Corporate Bonds	80,500	—	(3,242)	77,258
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	227,257	—	(5,184)	222,073
FHLMC Certificates	4,146	—	(272)	3,874
FNMA Certificates	135,178	—	(6,076)	129,102
SBA Certificates	22,216	87	—	22,303
Total held-to-maturity securities	$494,297	$87	$(15,082)	$479,302

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

The Company’s securities portfolio had 42 and 29 available-for-sale securities and 31 and one held-to-maturity securities at September 30, 2022 and December 31, 2021, respectively. There were no available-for-sale and held-to-maturity securities sold during the nine months ended September 30, 2022. There were two available-for-sale securities in the amount of $3.6 million and no held-to-maturity securities sold during the year ended December 31, 2021. Two available-for-sale securities in the amount of $5.4 million matured and/or were called during the nine months ended September 30, 2022 and one available-for-sale security in the amount of $2.7 million matured and/or was called during the year ended December 31, 2021. The Company purchased $58.4 million in available-for-sale securities and $501.9 million in held-to-maturity securities during the nine months ended September 30, 2022 and $109.9 million in available-for-sale securities during the year ended December 31, 2021.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,659	$(325)	$2,659	$(325)
Corporate Bonds	17,035	(1,798)	6,323	(677)	23,358	(2,475)
Mortgage-Backed
Collateralized Mortgage Obligations	26,409	(3,164)	12,956	(3,198)	39,365	(6,362)
FHLMC Certificates	—	—	9,793	(1,821)	9,793	(1,821)
FNMA Certificates	12,341	(1,590)	44,333	(10,576)	56,674	(12,166)
GNMA Certificates	128	(1)	—	—	128	(1)
Total available-for-sale securities	$55,913	$(6,553)	$76,064	$(16,597)	$131,977	$(23,150)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,692	$(308)	$—	$—	$24,692	$(308)
Corporate Bonds	77,258	(3,242)	—	—	77,258	(3,242)
Collateralized Mortgage Obligations	222,073	(5,184)	—	—	222,073	(5,184)
FHLMC Certificates	3,200	(111)	674	(161)	3,874	(272)
FNMA Certificates	129,102	(6,076)	—	—	129,102	(6,076)
Total held-to-maturity securities	$456,325	$(14,921)	$674	$(161)	$456,999	$(15,082)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2022 and December 31, 2021, the Company had 42 and 23 available-for-sale securities, respectively, and 28 and one held-to-maturity securities at September 30, 2022 and December 31, 2021 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2022 and December 31, 2021. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2022 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Management reviewed the collectability of the corporate bonds taking into consideration of such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting date. Management believes the unrealized losses on the corporate bonds are primarily attributable to changes in the interest rates and not changes in the credit quality of the issuers of the corporate bonds.

The following is a summary of maturities of securities at September 30, 2022 and December 31, 2021. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,984	2,659
More than five years through ten years	—	—
	2,984	2,659
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,684
More than five years through ten years	21,833	19,674
	25,833	23,358
Mortgage-Backed Securities	126,310	105,960
Total available-for-sale securities	$155,127	$131,977
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,692
More than five years through ten years	—	—
	25,000	24,692
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	72,119
More than five years through ten years	5,500	5,139
	80,500	77,258
Mortgage-Backed Securities	388,797	377,352
Total held-to-maturity securities	$494,297	$479,302

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Amortized	Fair
	Cost	Value
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

At September 30, 2022, two held-to-maturity securities with an amortized costs totaling $85.0 million were pledged at the FHLBNY as collateral for borrowing activities. No securities were pledged at December 31, 2021.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable and Allowance for Loan Losses
Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$336,667	$317,304
Owner-Occupied	112,749	96,947
Multifamily residential	421,917	348,300
Nonresidential properties	282,642	239,691
Construction and land	197,437	134,651
Total mortgage loans	1,351,412	1,136,893
Nonmortgage loans:
Business loans (1)	41,398	150,512
Consumer loans (2)	22,563	34,693
Total non-mortgage loans	63,961	185,205
Total loans, gross	1,415,373	1,322,098
Net deferred loan origination costs	2,288	(668)
Allowance for loan losses	(25,108)	(16,352)
Loans receivable, net	$1,392,553	$1,305,078

(1)
As of September 30, 2022 and December 31, 2021, business loans include $24.7 million and $136.8 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of September 30, 2022 and December 31, 2021, consumer loans include $21.5 million and $33.9 million, respectively, of microloans originated by Grain through its mobile application that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present credit risk ratings by loan segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$434,178	$419,791	$281,726	$182,677	$41,039	$22,563	$1,381,974
Special mention	5,092	1,445	—	—	—	—	6,537
Substandard	10,146	681	916	14,760	359	—	26,862
Total	$449,416	$421,917	$282,642	$197,437	$41,398	$22,563	$1,415,373

	December 31, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$402,276	$339,047	$237,371	$127,084	$150,512	$34,693	$1,290,983
Special mention	1,820	5,328	—	6,650	—	—	13,798
Substandard	10,155	3,925	2,320	917	—	—	17,317
Total	$414,251	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

An aging analysis of loans, as of September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$330,481	$689	$2,447	$3,050	$336,667	$6,123	$—
Owner-Occupied	110,844	—	40	1,865	112,749	3,186	—
Multifamily residential	421,735	182	—	—	421,917	—	—
Nonresidential properties	278,371	4,271	—	—	282,642	873	—
Construction and land	186,777	—	3,093	7,567	197,437	10,660	—
Nonmortgage loans:
Business	36,971	1,415	2,653	359	41,398	359	—
Consumer	19,606	1,637	1,320	—	22,563	—	—
Total	$1,384,785	$8,194	$9,553	$12,841	$1,415,373	$21,201	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$312,918	$321	$2,969	$1,096	$317,304	$3,583	$—
Owner-Occupied	91,568	2,961	471	1,947	96,947	3,480	—
Multifamily residential	346,409	1,704	187	—	348,300	1,200	—
Nonresidential properties	237,589	934	1,168	—	239,691	2,262	—
Construction and land	134,651	—	—	—	134,651	917	—
Nonmortgage loans:
Business	145,919	4,036	544	13	150,512	—	—
Consumer	30,359	2,570	1,759	5	34,693	—	—
Total	$1,299,413	$12,526	$7,098	$3,061	$1,322,098	$11,442	$—

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of and for the three and nine months ended September 30, 2022 and 2021, and as of and for the year ended December 31, 2021:

	For the Three Months Ended September 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Provision charged to expense	114	159	374	(32)	564	61	8,090	9,330
Losses charged-off	—	—	—	—	—	—	(1,799)	(1,799)
Recoveries	—	39	—	—	—	1	2	42
Balance, end of period	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108

	For the Nine Months Ended September 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	25	214	1,064	296	802	(235)	9,239	11,405
Losses charged-off	—	—	—	—	—	—	(3,000)	(3,000)
Recoveries	156	39	—	—	—	94	62	351
Balance, end of period	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108
Ending balance: individually evaluated for impairment	$69	$99	$—	$37	$—	$—	$—	$205
Ending balance: collectively evaluated for impairment	3,652	1,332	6,748	2,424	2,826	165	7,756	24,903
Total	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108
Loans:
Ending balance: individually evaluated for impairment	$8,352	$4,440	$—	$1,587	$10,660	$359	$—	$25,398
Ending balance: collectively evaluated for impairment	328,315	108,309	421,917	281,055	186,777	41,039	22,563	1,389,975
Total	$336,667	$112,749	$421,917	$282,642	$197,437	$41,398	$22,563	$1,415,373

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,835	$1,209	$5,393	$2,099	$1,956	$347	$1,036	$15,875
Provision charged to expense	(66)	5	(112)	(29)	104	(74)	744	572
Losses charged-off	—	—	—	—	—	—	(510)	(510)
Recoveries	—	—	—	—	—	2	69	71
Balance, end of period	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008

	For the Nine Months Ended September 30, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(81)	(46)	67	(124)	240	14	1,774	1,844
Losses charged-off	—	—	—	—	—	—	(782)	(782)
Recoveries	—	—	—	—	—	7	69	76
Balance, end of period	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008
Ending balance: individually evaluated for impairment	$98	$116	$—	$39	$—	$—	$—	$253
Ending balance: collectively evaluated for impairment	3,671	1,098	5,281	2,031	2,060	275	1,339	15,755
Total	$3,769	$1,214	$5,281	$2,070	$2,060	$275	$1,339	$16,008
Loans:
Ending balance: individually evaluated for impairment	$5,028	$5,687	$2,577	$2,228	$922	$—	$—	$16,442
Ending balance: collectively evaluated for impairment	314,318	91,806	314,998	208,847	132,208	207,859	36,095	1,306,131
Total	$319,346	$97,493	$317,575	$211,075	$133,130	$207,859	$36,095	$1,322,573

	For the Year Ended December 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(318)	(127)	508	(29)	204	(32)	2,511	2,717
Losses charged-off	—	—	(38)	—	—	—	(1,342)	(1,380)
Recoveries	8	45	—	—	—	84	8	145
Balance, end of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Ending balance: individually evaluated for impairment	$91	$114	$—	$38	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	3,449	1,064	5,684	2,127	2,024	306	1,455	16,109
Total	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Loans:
Ending balance: individually evaluated for impairment	$6,672	$5,854	$1,200	$2,995	$917	$13	$—	$17,651
Ending balance: collectively evaluated for impairment	310,632	91,093	347,100	236,696	133,734	150,499	34,693	1,304,447
Total	$317,304	$96,947	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

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

The following information relates to impaired loans as of and for the nine months ended September 30, 2022 and 2021 and as of and for the year ended December 31, 2021:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,100	$11,015	$1,777	$12,792	$168	$11,440	$164
Multifamily residential	—	—	—	—	—	789	—
Nonresidential properties	1,630	1,239	348	1,587	37	2,268	38
Construction and land	10,660	10,660	—	10,660	—	5,147	16
Nonmortgage loans:
Business	359	359	—	359	—	93	—
Consumer	—		—	—	—	24	—
Total	$25,749	$23,273	$2,125	$25,398	$205	$19,761	$218

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,107	$8,701	$2,014	$10,715	$214	$12,166	$189
Multifamily residential	2,555	2,577	—	2,577	—	939	—
Nonresidential properties	2,716	1,866	362	2,228	39	4,404	38
Construction and land	922	922	—	922	—	154	—
Nonmortgage loans:
Business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	24	—
Total	$17,300	$14,066	$2,376	$16,442	$253	$17,687	$227

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

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

During the nine months ended September 30, 2022, and for the year ended December 31, 2021, there were no loans restructured as a troubled debt restructuring.

At September 30, 2022, there were 23 troubled debt restructured loans totaling $6.7 million of which $4.2 million are on accrual status. At December 31, 2021, there were 30 troubled debt restructured loans totaling $8.7 million of which $6.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $205,000 and $243,000 at September 30, 2022 and December 31, 2021, respectively.

Mortgage Loans Held for Sale at Fair Value

At September 30, 2022 and at December 31, 2021, 8 loans and 27 loans related to Mortgage World in the amount of $3.4 million and $15.5 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

At September 30, 2022, the Bank had 47,470 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $21.5 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $8.2 million allowance for loan losses, resulting in $13.3 million in Grain microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through September 30, 2022, 45,322 microloans amounting to $25.5 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $17.5 million of the Grain Receivable for the nine months ended September 30, 2022 and received $6.2 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company has written-off its equity investment in Grain of $1.0 million. As of September 30, 2022, the Company’s total exposure to Grain was $13.3 million of the remaining microloans, net of allowance for loan losses and a $15.3 million of unused commitments available to Grain borrowers. The $7.9 million and $17.5 million write-off and write-down for the three and nine months ended September 30, 2022, respectively, is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Grain Technologies, Inc. ("Grain") Total Exposure as of September 30, 2022
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-September 30, 2022)	$25,467
Write-downs (year to date as of September 30, 2022)	(17,455)
Cash receipts from Grain (inception-to-September 30, 2022)	(6,186)
Grant/reserve (inception-to-December 31, 2021)	(1,826)
Net receivable as of September 30, 2022	$—
Microloan receivables
Grain originated loans receivable as of September 30, 2022	$21,507
Allowance for loan losses as of September 30, 2022 *	(8,213)
Microloans, net of allowance for loan losses as of September 30, 2022	$13,294
Investments
Investment in Grain as of June 30, 2022	$1,000
Investment in Grain write-off in Q3 2022	(1,000)
Investment in Grain as of September 30, 2022	$—
Total exposure to Grain as of September 30, 2022	$13,294

*Includes $460,000 for allowance for unused commitments on the $15.3 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions

Note 6. Premises and Equipment

Premises and equipment at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Land	$932	$932
Buildings and improvements	4,327	4,327
Leasehold improvements	16,079	16,462
Furniture, fixtures and equipment	8,401	9,661
	29,739	31,382
Less: accumulated depreciation and amortization	(11,980)	(11,765)
Total premises and equipment	$17,759	$19,617

Depreciation and amortization expense amounted to $432,000 and $646,000 for the three months ended September 30, 2022 and 2021 and $1.4 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2021, furniture, fixtures and equipment decreased by $1.3 million to $8.4 million primarily as a result of sale lease-back of $1.3 million in equipment and other $190,000 in obsolete software, offset by $302,000 in purchases. The Company recognized a one-time $436,000 loss on equipment sales as it moved to implement ATMs as a service. Leasehold improvements decreased by $383,000 to $16.1 million primarily as a result of $509,000 in assets disposed and $126,000 in asset additions.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Demand	$288,654	$274,956
Interest-bearing deposits:
NOW/IOLA accounts	28,799	35,280
Money market accounts	360,293	186,893
Reciprocal deposits	162,858	143,221
Savings accounts	140,055	134,887
Total NOW, money market, reciprocal and savings	692,005	500,281
Certificates of deposit of $250K or more	61,900	78,454
Brokered certificates of deposits (1)	98,760	79,320
Listing service deposits (1)	40,964	66,411
Certificates of deposit less than $250K	168,906	205,294
Total certificates of deposit	370,530	429,479
Total interest-bearing deposits	1,062,535	929,760
Total deposits	$1,351,189	$1,204,716
(1)
As of September 30, 2022 and December 31, 2021, there were $13.8 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At September 30, 2022 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$189,713
2024	46,509
2025	43,779
2026	43,693
2027	46,836
$370,530

Overdrawn deposit accounts that have been reclassified to loans amounted to $109,000 and $179,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The Bank had $261.4 million and $106.3 million of outstanding term advances from the FHLBNY at September 30, 2022 and December 31, 2021, respectively and $25.0 million of overnight line of credit advance from the FHLBNY at September 30, 2022. The bank had no overnight line of credit advance from the FHLBNY at December 31, 2021. The Bank borrowed $3.14 billion in new advances from FHLBNY and repaid $2.96 billion in advances to FHLBNY during the nine months ended September 30, 2022. Additionally, the Bank had an unsecured line of credit in the amount of $25.0 million with a correspondent bank at both September 30, 2022 and December 31, 2021, none of which was outstanding as of such dates. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million each at September 30, 2022 and December 31, 2021.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at September 30, 2022 and December 31, 2021 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2022			2021
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Overnight line of credit advance	$25,000	$25,000	3.29%	$—	$—	—%

FHLBNY Term advances ending:
2022	$—	$—	—	$77,880	$77,880	1.73%
2023	28,375	28,375	2.82	28,375	28,375	2.82
2024	—	—
2025	—	—
2026	—	—
Thereafter	233,000	233,000	3.27
	$286,375	$286,375	3.23%	$106,255	$106,255	2.02%

Interest expense on FHLBNY term advances totaled $1.5 million and $549,000 for the three months ended September 30, 2022 and 2021, and $2.5 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. There were $290,000 in interest expense on FHLBNY overnight advances for the three and nine months ended September 30, 2022. There was no interest expense on FHLBNY overnight advances for the three and nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, the Bank had eligible collateral of approximately $426.0 million and $362.3 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

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

There was no interest expense on warehouse lines of credit for the three months ended September 30, 2022. Total interest expense on warehouse lines of credit totaled $72,000 for the three months ended September 30, 2021, and $70,000 and $284,000 for the nine months ended September 30, 2022 and 2021, respectively.

	December 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,636	$6,364
Warehouse Line of Credit #2	15,000	$6,274	$8,726
Total long-term debt	$30,000	$14,910	$15,090

Mortgage Loan Funding Payable: Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

statement of financial condition. At September 30, 2022 and December 31, 2021, there were no mortgage loan funding payable for both periods.

Note 9. Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Federal:
Current	$2,265	$322	$370	$3,378
Deferred	(2,750)	455	(4,047)	(478)
	(485)	777	(3,677)	2,900
State and local:
Current	274	179	847	570
Deferred	(2,963)	(1,275)	(5,487)	(574)
	(2,689)	(1,096)	(4,640)	(4)
Valuation allowance	2,354	1,637	4,061	1,068
(Benefit) provision for income taxes	$(820)	$1,318	$(4,256)	$3,964

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Income tax, at federal rate	$(3,267)	$708	$(5,259)	$3,024
State and local tax, net of federal taxes	(2,125)	(1,501)	(3,666)	(638)
Valuation allowance, net of the federal benefit	2,354	1,637	4,061	1,068
Other	2,218	474	608	510
	$(820)	$1,318	$(4,256)	$3,964

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. The valuation allowance increased by $4.1 million for the nine months ended September 30, 2022 and $1.1 million for the nine months ended September 30, 2021.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At September 30, 2022, the Bank had a federal NOLs carryforward of $9.9 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $572,000 for New York State purposes and $528,000 for New York City purposes. Furthermore, there are post-2015 carryforwards available of $55.0 million for New York State purposes and $30.9 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At September 30, 2022, the Bank had a New Jersey NOLs carryforward of $354,000.

At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2018.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2022 and December 31, 2021 are presented below:

	September 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,219	$5,254
Deferred loan fees	—	214
Interest on nonaccrual loans	165	102
Unrealized loss on available-for-sale securities	4,928	399
Amortization of intangible assets	37	50
Deferred rent payable	240	152
Net operating losses	7,837	3,280
Charitable contribution carryforward	1,748	366
Compensation and benefits	1,135	456
Other	1,063	264
Total gross deferred tax assets	25,372	10,537
Deferred tax liabilities:
Depreciation of premises and equipment	1,323	1,301
Deferred loan fees	749	—
Other	64	63
Total gross deferred tax liabilities	2,136	1,364
Valuation allowance	9,414	5,353
Net deferred tax assets	$13,822	$3,820

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2022, the salary deferral contribution limit was $20,500; provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) for a total of $27,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. The 401(k) expenses recorded in the consolidated statements of operations amounted to $64,000 and $96,000 for both the three months ended September 30, 2022 and 2021 and $256,000 and $279,000 for the nine months ended September 30, 2022, respectively.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 11). As of September 30, 2022, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $14.4 million.

A summary of the ESOP shares as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Shares committed-to-be released	105,357	96,500
Shares allocated to participants	363,261	170,145
Unallocated shares	1,597,863	434,251
Total	2,066,481	700,896
Fair value of unallocated shares	$14,636	$6,297

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $330,000 and $182,000 for the three months ended September 30, 2022 and 2021, and $1.0 million and $513,000 for the nine months ended September 30, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized was $15,000 for both the three months ended September 30, 2022 and 2021 and was $45,000 for both the nine months ended September 30, 2022 and 2021.

2018 Incentive Plan

The Company’s stockholders approved the PDL Community Bancorp 2018 Long-Term Incentive Plan (the “2018 Incentive Plan”) at the Special Meeting of Stockholders on October 30, 2018. The maximum number of shares of common stock which can be issued under the 2018 Incentive Plan is 1,248,469. Of the 1,248,469 shares, the maximum number of shares that may be awarded under the 2018 Incentive Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 891,764 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 356,705 shares. However, the 2018 Incentive Plan contains a flex feature that provides that awards of restricted stock and restricted stock units in excess of the 356,705 share limitation may be granted but each share of stock covered by such excess award shall reduce the 891,764 share limitation for awards of stock options and SARs by 3.0 shares of common stock. The Company converted 462,522 awards of stock options into 154,174 restricted stock units in 2018, 45,000 awards of stock options into 15,000 restricted stock units in 2020 and 191,145 awards of stock options into 63,715 restricted stock units in 2022.

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31, 2021, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476. As of September 30, 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of September 30, 2022 and December 31, 2021, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restricted stock unit awards activity and related information for nine months ended September 30, 2022 and year ended December 31, 2021 are as follows:

	September 30, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	—	—
Vested	(12,440)	9.27
Forfeited	—	—
Non-vested at March 31	319,180	$9.06
Granted	63,715	10.44
Vested	—	—
Forfeited	—	—
Non-vested at June 30	382,895	$9.29
Granted	—	—
Vested	(4,186)	7.20
Forfeited	—	—
Non-vested at September 30	378,709	$9.31

	December 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year (1)	335,919	$12.66
Granted	—	—
Vested	(98,232)	12.69
Forfeited	—	—
Non-vested at December 31	237,687	$12.65

Compensation expense related to restricted stock units was $360,000 and $318,000 for the three months ended September 30, 2022 and 2021 and was $1.0 million and $955,000 for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $2.5 million, which is expected to be recognized over the next 21 quarters.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option awards activity and related information for nine months ended September 30, 2022 and year ended December 31, 2021 are as follows:

	September 30, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31	284,292	8.62
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at June 30	352,621	8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30 (1)	352,621	$8.97
Exercisable at September 30 (1)	147,301	$8.74

	December 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	203,766	$12.02
Exercisable at December 31 (1)	94,904	$12.45
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $67,000 for outstanding options and $62,000 for exercisable options at September 30, 2022 and was $505,000 for outstanding options and $195,000 or exercisable options December 31, 2021.

The weighted-average exercise price for the options as of September 30, 2022 was $8.97 per share and the weighted average remaining contractual life is 6.9 years. The weighted average period over which compensation expenses are expected to be recognized is 3.8 years. There were 147,301 shares and 94,904 shares exercisable as of September 30, 2022 and December 31, 2021, respectively. Total compensation cost related to stock options recognized was $45,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively and $124,000 and $99,000 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total remaining unrecognized compensation cost related to unvested stock options was $493,000, which is expected to be recognized over the next 21 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Nine Months Ended September 30,
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

Treasury Stock:

As a result of the conversion and reorganization, all shares of treasury stock of PDL Community Bancorp were retired on January 27, 2022.

Note 11. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands except share data)

Net (loss) income	$(14,738)	$2,052	$(20,787)	$10,436

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,727,459	17,330,225	24,072,543	17,222,464
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,632,600	506,494	1,548,066	518,467
Basic weighted average common shares outstanding	23,094,859	16,823,731	22,524,477	16,703,997
Basic (loss) earnings per common share	$(0.64)	$0.12	$(0.92)	$0.62
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options		91,102	—	42,557
Diluted weighted average common shares outstanding	23,094,859	16,914,833	22,524,477	16,746,554
Diluted (loss) earnings per common share	$(0.64)	$0.12	$(0.92)	$0.62

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Commitments to grant mortgage loans	$236,627	$127,159
Commitments to sell loans at lock-in rates	13,560	13,321
Unfunded commitments under lines of credit	90,615	80,033
	$340,802	$220,513

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2022.

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

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in the New York City metropolitan area. Generally, such loans most often are secured by one-to-four family residential properties. The loans are expected to be repaid from the borrowers' cash flows.

Loan Concentrations: As of September 30, 2022, approximately 62.4% of Mortgage World’s, a division of the Bank, total originated loan volume was insured and approximately 95.2% of total originated loan volume was sold to three investors. The Bank’s Mortgage World division has closed approximately 99.4% of its loan volume in two states, New York and New Jersey.

Lease Commitments: At September 30, 2022, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

On February 11, 2021, the Company completed the sale of real property located at 3821 Bergenline Avenue, Union City, New Jersey for a sale price of $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option. The sale lease-back resulted in a gain of approximately $623,000, net of expenses, which is included in non-interest income in the accompanying Consolidated Statements of Operations.

On June 4, 2021, the Company completed the sale of real property located at 5560 Broadway, Bronx, New York for a sale price of $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $281,000 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in non-interest income in the accompanying Consolidated Statements of Operations.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Rental expenses under operating leases, included in occupancy expense, totaled $1.1 million and $495,000 for the three months ended September 30, 2022 and 2021, and $3.2 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The projected minimum rental payments under the terms of the leases at September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$901
2023	3,607
2024	3,657
2025	3,615
2026	3,441
2027	3,308
Thereafter	28,921
$47,450

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $3.4 million and the aggregate unpaid principal amounted to $3.4 million.

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

The approximate notional amounts of Mortgage World’s derivative instruments were $13.6 million and $13.3 million at September 30, 2022 and December 31, 2021, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $229,000 and $172,000 as of September 30, 2022 and December 31, 2021 and is included in other assets on the Consolidated Statements of Financial Condition.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2021	$172
Change in fair value of derivative instrument reported in earnings	(20)
Balance as of March 31, 2022	152
Change in fair value of derivative instrument reported in earnings	(17)
Balance as of June 30, 2022	135
Change in fair value of derivative instrument reported in earnings	94
Balance as of September 30, 2022	$229

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,659	$—	$2,659	$—
Corporate bonds	23,358	—	18,799	4,559
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	39,365	—	39,365	—
FHLMC Certificates	9,793		9,793
FNMA Certificates	56,674	—	56,674	—
GNMA Certificates	128	—	128	—
Mortgage Loans Held for Sale, at fair value	3,357	—	3,357	—
Derivatives from interest rate lock commitments	229	—	—	229
	$135,563	$—	$130,775	$4,788

		December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$—	$2,934	$—
Corporate bonds	21,184	—	16,255	4,929
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	18,348	—	18,348	—
FNMA Certificates	70,699	—	70,699	—
GNMA Certificates	181	—	181	—
Mortgage Loans Held for Sale, at fair value	15,836	—	15,836	—
Derivatives from interest rate lock commitments	172	—	—	172
	$129,354	$—	$124,253	$5,101

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$25,398	$—	$—	$25,398

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,651	$—	$—	$17,651

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2022 and 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2022 and December 31, 2021, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2022
Financial assets:
Cash and cash equivalents	$62,521	$62,521	$—	$—	$62,521
Available-for-sale securities, at fair value	131,977	—	127,418	4,559	131,977
Held-to-maturity securities, at amortized cost	494,297	—	479,302	—	479,302
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	3,357	—	3,357	—	3,357
Loans receivable, net	1,392,553	—	—	1,341,864	1,341,864
Accrued interest receivable	14,063	—	14,063	—	14,063
FHLBNY stock	14,272	14,272	—	—	14,272
Financial liabilities:
Deposits:
Demand deposits	288,654	288,654	—	—	288,654
Interest-bearing deposits	692,005	692,005	—	—	692,005
Certificates of deposit	370,530	—	361,931	—	361,931
Advance payments by borrowers for taxes and insurance	10,589	—	10,589	—	10,589
Advances from FHLBNY	286,375	—	273,259	—	273,259
Accrued interest payable	854	—	854	—	854

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,894	$153,894	$—	$—	$153,894
Available-for-sale securities, at fair value	113,346	—	108,417	4,929	113,346
Held-to-maturity securities, at amortized cost	934	—	914	—	914
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	15,836	—	15,836		15,836
Loans receivable, net	1,305,078	—	—	1,306,253	1,306,253
Accrued interest receivable	12,362	—	12,362	—	12,362
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	274,956	274,956	—	—	274,956
Interest-bearing deposits	500,281	500,281	—	—	500,281
Certificates of deposit	429,479	—	431,339	—	431,339
Advance payments by borrowers for taxes and insurance	7,657	—	7,657	—	7,657
Advances from FHLBNY	106,255	—	106,680	—	106,680
Warehouse lines of credit	15,090	—	15,090	—	15,090
Accrued interest payable	228	—	228	—	228

The following table reconciles, at September 30, 2022 and December 31, 2021, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Position, using significant unobservable inputs.

	September 30,	December 31,
	2022	2021
	(in thousands)
Beginning balance	$4,929	$6,016
Total loss included in earnings	(370)	(87)
Securities sold	—	(1,000)
Ending balance	$4,559	$4,929

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy at September 30, 2022 and December 31, 2021. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2022 and December 31, 2021.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2022 and December 31, 2021, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 25.39% at September 30, 2022 and 9.23% at December 31, 2021.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2022 and December 31, 2021 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$537,356	36.93%	$116,417	8.00%	$145,521	10.00%
Tier 1 Capital to Risk-Weighted Assets	519,071	35.67%	87,313	6.00%	116,417	8.00%
Common Equity Tier 1 Capital Ratio	519,071	35.67%	65,485	4.50%	94,589	6.50%
Tier 1 Capital to Total Assets	519,071	28.24%	73,513	4.00%	91,891	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$483,120	33.39%	$115,758	8.00%	$144,698	10.00%
Tier 1 Capital to Risk-Weighted Assets	464,936	32.13%	86,819	6.00%	115,758	8.00%
Common Equity Tier 1 Capital Ratio	464,936	32.13%	65,114	4.50%	94,054	6.50%
Tier 1 Capital to Total Assets	464,936	22.91%	81,190	4.00%	101,487	5.00%

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Prior to becoming a division of Ponce Bank, Mortgage World’s minimum net worth requirements as of September 31, 2022 and December 31, 2021 are reflected below:

Minimum
Requirement
(in thousands)
September 30, 2022
HUD	$1,000

Minimum
Requirement
(in thousands)
December 31, 2021
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2021, Mortgage World was in compliance with the applicable minimum capital requirements specified above.

Note 15. Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) is as follows:

	September 30, 2022
	December 31, 2021	Change	September 30, 2022
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(1,456)	$(16,964)	$(18,420)
Total	$(1,456)	$(16,964)	$(18,420)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2021
	December 31, 2020	Change	December 31, 2021
	(in thousands)
Unrealized gains on available-for-sale securities, net	$135	$(1,591)	$(1,456)
Total	$135	$(1,591)	$(1,456)

Note 16. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousand)
Beginning balance (1)	$7,532	$414	$5,631	$424
Originations (1)	1,223	—	5,418	10
Payments	(269)	(53)	(2,563)	(73)
Ending balance	$8,486	$361	$8,486	$361

(1)
Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $7.6 million and $6.2 million from directors, executive officers and non-executive officers at September 30, 2022 and December 31, 2021, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Segment Reporting

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit and loss is measured by net income on an entity basis for the three months and nine months ended September 30, 2021 but on an operations basis for the three and nine months ended September 30, 2022. Significant intercompany transactions are eliminated for the three and nine months ended September 30, 2021 in consolidation.

The following tables set forth condensed consolidated statements of operations and total assets for the operating segments for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30, 2022
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$21,559	$75	$62	$(62)	$21,634
Interest expense	4,073	12	—	(62)	4,023
Net interest income	17,486	63	62	—	17,611
Provision for loan losses	9,330	—	—	—	9,330
Net interest income after provision for loan losses	8,156	63	62	—	8,281
Non-interest income	896	937	—	(256)	1,577
Non-interest expense	21,866	1,841	1,835	(126)	25,416
(Loss) income before income taxes	(12,814)	(841)	(1,773)	(130)	(15,558)
(Benefit) provision for income taxes	(2,351)	—	1,531	—	(820)
Equity in undistributed earnings of Ponce Bank	—	—	(11,304)	11,304	—
Net (loss) income	$(10,463)	$(841)	$(14,608)	$11,174	$(14,738)

	For the Three Months Ended September 30, 2021
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$17,333	$92	$41	$(41)	$17,425
Interest expense	1,954	72	—	(41)	1,985
Net interest income	15,379	20	41	—	15,440
Provision for loan losses	572	—	—	—	572
Net interest income after provision for loan losses	14,807	20	41	—	14,868
Non-interest income	1,422	2,081	—	(269)	3,234
Non-interest expense	12,133	2,039	827	(267)	14,732
Income (loss) before income taxes	4,096	62	(786)	(2)	3,370
Provision (benefit) for income taxes	867	(24)	475	—	1,318
Equity in undistributed earnings of Ponce Bank	—	—	3,315	(3,315)	—
Net income (loss)	$3,229	$86	$2,054	$(3,317)	$2,052

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2022
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$57,519	$300	$230	$(230)	$57,819
Interest expense	7,519	93	—	(230)	7,382
Net interest income	50,000	207	230	—	50,437
Provision for loan losses	11,405	—	—	—	11,405
Net interest income after provision for loan losses	38,595	207	230	—	39,032
Non-interest income	3,238	3,252	—	(508)	5,982
Non-interest expense	55,358	6,003	9,074	(378)	70,057
(Loss) income before income taxes	(13,525)	(2,544)	(8,844)	(130)	(25,043)
(Benefit) provision for income taxes	(2,432)	—	(1,824)	—	(4,256)
Equity in undistributed earnings of Ponce Bank	—	—	(13,637)	13,637	—
Net (loss) income	$(11,093)	$(2,544)	$(20,657)	$13,507	$(20,787)

Total assets at September 30, 2022	$2,144,727	$5,550	$500,683	$(492,679)	$2,158,281

Total assets at December 31, 2021	$1,630,031	$20,096	$312,137	$(308,754)	$1,653,510

	For the Nine Months Ended September 30, 2021
	Ponce Bank	Mortgage World	Ponce Financial Group, Inc.	Eliminations	Consolidated
	(in thousands)
Interest and dividend income	$48,122	$324	$122	$(122)	$48,446
Interest expense	6,220	284	—	(122)	6,382
Net interest income	41,902	40	122	—	42,064
Provision for loan losses	1,844	—	—	—	1,844
Net interest income after provision for loan losses	40,058	40	122	—	40,220
Non-interest income	9,193	7,081	—	(806)	15,468
Non-interest expense	32,742	6,840	2,512	(806)	41,288
Income (loss) before income taxes	16,509	281	(2,390)	—	14,400
Provision (benefit) for income taxes	3,717	74	173	—	3,964
Equity in undistributed earnings of Ponce Bank	—	—	12,999	(12,999)	—
Net income (loss)	$12,792	$207	$10,436	$(12,999)	$10,436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at September 30, 2022 and December 31, 2021, and results of operations for the three and nine months ended September 30, 2022 and 2021, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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
•
adverse changes related to the businesses of our partners, including Grain Technologies, LLC (“Grain”) specifically (as defined herein);
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

Employees and Human Capital Resources

As of September 30, 2022, the Company had 257 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries and other compensation in its market area.

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

While it appears the COVID-19 pandemic has entered into an endemic stage, related measures taken by governments, businesses and individuals as a result of the pandemic continue to cause uncertainty, volatility and disruption in the economy, including the economies of the markets that we serve. In response to the pandemic, we adjusted our business practices, including restricting employee travel, encouraging employees to work from home when possible, implementing social distancing guidelines within our offices, and continuing to hold regular meetings of our pandemic response team. Certain of these measures remain in place due to the continued prevalence of the virus, though, as of September 30, 2022, all of our customer locations are open and the majority of our employees have schedules that include work at the office.

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

The table below includes references to the Company's net (loss) income and (loss) earnings per share for the nine months ended September 30, 2022 and 2021 before gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net (loss) income amount and (loss) earnings per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net (loss) income and (loss) earnings per share is provided below.

Non-GAAP Reconciliation – Net (Loss) Income before Gain on Sale of Real Property and Contribution to the Ponce De Leon Foundation (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(Dollars in thousands, except per share data)
Net (loss) income - GAAP	$(20,787)	$10,436
Loss (gain) on sale of premises and equipment	436	(4,812)
Contribution to the Ponce De Leon Foundation	4,995	—
Income tax (benefit) provision	(1,141)	1,011
Net (loss) income - non-GAAP	$(16,497)	$6,635

(Loss) earnings per common share (GAAP) (1)	$(0.92)	$0.62

(Loss) earnings per common share (non-GAAP) (1)	$(0.73)	$0.40
(1)
(Loss) earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the nine months ended September 30, 2022 and 2021 (22,524,477 shares and 16,703,997 shares, respectively).

COVID-19 Pandemic and the CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 274 loans totaling $24.7 million were outstanding at September 30, 2022. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2022, the average authorized loan size was $90,000 and the median authorized loan size was $12,000. The Bank, which is designated as both a Community Development Financial Institution (“CDFI”) and a Minority Depository Institution (“MDI”), originated 5,340 PPP loans in the amount of $261.4 million, which, based upon information provided by the SBA, significantly exceeded the reported average performance of banks in our peer group.

As a result of the initial COVID-19 pandemic outbreak, the Company continues to alter the way it has historically provided services to its deposit customers while seeking to maintain normal day-to-day back-office operations and lending functions. To that end, as of September 30, 2022, all back-office and lending personnel have been formed into teams which alternate between a remote and in office work environment while the branch network continues to provide traditional banking services to its communities and has for the most part returned to normal operating hours while continuing to shift service delivery to electronic and web-based products. The Company continues its extensive and intensive communications program geared to informing customers of the alternative resources provided by the Company for retaining access to financial services, closing loans and conducting banking transactions, such as ATM networks, online banking, mobile applications, remote deposits and the Company’s Contact Center. The Company proactively manages its day-to-day operations by using video and telephonic conferencing. The Company remains vigilant of the potential for other COVID-19 variant outbreaks and remains prepared to restore the necessary protocols to minimize any disruptions to its current operations and services.

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

On June 7, 2022, Ponce Financial Group, Inc. (the “Company”), the holding company for Ponce Bank, closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%. After 10 years of issuance, the perpetual dividend rate in effect, will be determined based on said floor and ceiling. The actual dividend rate that will be paid by the Company on the Preferred Stock cannot be determined at this time.

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

Factors Affecting the Comparability of Results

Sale of Real Property.

On February 11, 2021, the Company completed the sale of real property located at 3821 Bergenline Avenue, Union City, New Jersey for a sale price of $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each such option. The sale lease-back resulted in a gain of approximately $623,000, net of expenses, which is included in non-interest income in the accompanying Consolidated Statements of Operations.

On June 4, 2021, the Company completed the sale of real property located at 5560 Broadway, Bronx, New York for a sale price of $5.7 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $281,000 subject to annual rent increases of 1.75%. The sale lease-back resulted in a gain of approximately $4.2 million, net of expenses, which is included in non-interest income in the accompanying Consolidated Statements of Operations.

Ponce De Leon Foundation.

On January 27, 2022, the Company made a $5.0 million contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in non-interest expense for the nine months ended September 30, 2022, in the accompanying Consolidated Statements of Operations.

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,000 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

At September 30, 2022, the Bank had 47,470 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $21.5 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $8.2 million allowance for loan losses, resulting in $13.3 million in Grain microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through September 30, 2022, 45,322 microloans amounting to $25.5 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $17.5 million of the Grain Receivable for the nine months ended September 30, 2022 and received $6.2 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company has also written-off its equity investment in Grain of $1.0 million. As of September 30, 2022, the Company’s total exposure to Grain was $13.3 million of the remaining microloans, net of allowance for loan losses and a $15.3 million of unused commitments available to Grain borrowers. The $7.9 million and $17.5 million write-off and write-down for the three and nine months ended September 30, 2022, respectively, is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technologies, Inc. ("Grain") Total Exposure as of September 30, 2022
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-September 30, 2022)	$25,467
Write-downs (year to date as of September 30, 2022)	(17,455)
Cash receipts from Grain (inception-to-September 30, 2022)	(6,186)
Grant/reserve (inception-to-December 31, 2021)	(1,826)
Net receivable as of September 30, 2022	$—
Microloan receivables
Grain originated loans receivable as of September 30, 2022	$21,507
Allowance for loan losses as of September 30, 2022 *	(8,213)
Microloans, net of allowance for loan losses as of September 30, 2022	$13,294
Investments
Investment in Grain as of June 30, 2022	$1,000
Investment in Grain write-off in Q3 2022	(1,000)
Investment in Grain as of September 30, 2022	$—
Total exposure to Grain as of September 30, 2022	$13,294

*Includes $460,000 for allowance for unused commitments on the $15.3 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions

Grain has been victimized by cyber fraud using synthetic and other forms of fraudulent identifications, a phenomenon that has become prevalent with Fintechs. Grain remains a pre-profit startup highly dependent on earnings from its relationship with the Bank, a new relationship with another financial institution, and further capital raises which may not materialize.

The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and preventing cyber fraud in the application for microloans. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent. Further, like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, and although it has considered contingency plans, the Bank may have greater difficulty in servicing and collecting the microloan portfolio. In such a case, the level the Bank has provided for in its allowance for loan losses for its microloan portfolio may be inadequate and it may need to increase its provision for loan losses, which could materially decrease the Company’s net income. As a consequence of such events, the Bank may determine it appropriate to terminate its relationship with Grain. Additionally, the Company has written-off its $1.0 million equity investment in Grain.

The $7.9 million and $17.5 million write-off and write-down is included in non-interest expense for the three and nine months ended September 30, 2022, respectively, in the accompanying Consolidated Statements of Operations.

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

The Company has deployed a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Salesforce. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities upon the easing of the COVID-19 pandemic and completion of a pilot test. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of September 30, 2022, the Company had $224.1 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

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

The Company continues to renovate its branches at costs significantly less than previous efforts largely as a result of economies of scale, design modifications and adoption of buildout techniques used by non-bank retail organizations. During the third quarter of 2022, the Company completed the drawing and engineering phases of Southern Boulevard and Smith Street branches and have completed engineering surveys of the Jackson Heights and Union City branches. The Company is now on track to begin renovation during the first quarter of 2023 at Southern Boulevard and Smith Street branches and for Jackson Heights, Westchester and Union City branches during second quarter of 2023. Surveys are completed for Forest Hills and Stuyvesant Town branches, but commencement of design and construction has not yet been scheduled at these locations. The Company continues to incorporate loan origination personnel into its retail branches including a branded Ponce Mortgage Center celebrating the comprehensive offerings made possible by our affiliate the Ponce De Leon Mortgage Corporation as well as the Bank’s new division, Mortgage World. The Company still anticipates creating a full-service branch at its mortgage office located in Flushing, Queens, New York and a banking satellite at its office in Bergenfield, New Jersey. These projects are temporarily on hold pending completion of other renovations. The Company’s mortgage office in Flushing, Queens, will expand the Company’s reach into one of the most underserved areas of Queens according to recently reported PPP loan penetration data.

Vision 2020 already has had a transformational effect on the Company. The Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits, at December 31, 2018. The Company has since grown to $2.16 billion in assets, $1.39 billion in loans receivables, net of allowance for loan losses of $25.1 million, and $1.35 billion in deposits at September 30, 2022, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, meeting the challenges of the COVID-19 pandemic, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

The Company is cementing Vision 2025, its roadmap to acquiring the resources needed to lead efforts to remediate the disparate effects of the COVID-19 pandemic, rising costs due to inflation and the wealth and financial gaps present in its communities and similar communities outside the New York City metropolitan area. The Company traces its roots to its organization in 1960 as Ponce De Leon Federal Savings and Loan Association by Latino leaders concerned that the financial needs of the Bronx and its Latino population were not being recognized and addressed. True to its roots, the Company remains committed to ensuring that the disparate effects of the COVID-19 pandemic, rising costs due to inflation and the wealth and financial gaps present in minority communities are addressed in earnest.

The following table presents the Company’s PPP loans outstanding as of September 30, 2022:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Albany	1	$98	$98	$98
	Bronx	72	2,344	12	33
	Dutchess	1	10	10	10
	Kings	34	15,950	18	469
	Nassau	13	129	7	10
	New York	39	2,414	15	62
	Orange	1	11	11	11
	Queens	65	1,483	14	23
	Richmond	1	11	11	11
	Suffolk	8	111	11	14
	Westchester	7	78	9	11
	Total New York	242	$22,639	$12	$94

New Jersey	Bergen	6	$378	$14	$63
	Camden	1	21	21	21
	Essex	8	71	5	9
	Hudson	7	1,003	15	143
	Mercer	2	52	26	26
	Monmouth	1	507	507	507
	Ocean	2	11	5	6
	Passaic	2	24	12	12
	Union	2	16	8	8
	Total New Jersey	31	$2,083	$12	$67

Pennsylvania	Berks	1	16	16	16
	Total	274	$24,738	$12	$90
Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total consolidated assets increased $504.8 million, or 30.5%, to $2.16 billion at September 30, 2022 from $1.65 billion at December 31, 2021. The increase in total assets is largely attributable to an increase of $493.4 million resulting from the purchases in held-to-maturity securities utilizing the $225.0 million received from the issuance of preferred stock to the U.S. Treasury pursuant to its Emergency Capital Investment Program. The increase in total assets is further impacted by an increase of $87.5 million in net loans receivable (inclusive of a $112.0 million net decrease in PPP loans), partially offset by a decrease of $91.4 million in cash and equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $91.4 million, or 59.4%, to $62.5 million at September 30, 2022, compared to $153.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily the result of purchases of securities, mostly held to maturity securities, net purchases of FHLBNY stock, an increase in net loans and a contribution to the Ponce De Leon Foundation. The decrease in cash and cash equivalents was offset from proceeds for the issuance of Preferred Stock to the Treasury, proceeds from advances from the FHLBNY, an increase in net deposits, proceeds from maturities/calls of securities, a decrease in advances of warehouse lines of credit and the sale of loans.

Securities. The composition of securities at September 30, 2022 and December 31, 2021 and the amounts maturing of each classification are summarized as follows:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	2,984	2,659	2,981	2,934
More than five years through ten years	—	—	—	—
	2,984	2,659	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More one year through five years	4,000	3,684	4,445	4,381
More than five years through ten years	21,833	19,674	16,798	16,803
	25,833	23,358	21,243	21,184
Mortgage-Backed Securities	126,310	105,960	90,950	89,228
Total Available-for-Sale Securities	$155,127	$131,977	$115,174	$113,346

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	25,000	24,692	—	—
More than five years through ten years	—	—	—	—
	25,000	24,692	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More one year through five years	75,000	72,119	—	—
More than five years through ten years	5,500	5,139	—	—
	80,500	77,258	—	—
Mortgage-Backed Securities	388,797	377,352	934	914
Total Held-to-Maturity Securities	$494,297	$479,302	$934	$914

The Company securities portfolio increased $493.4 million in held-to-maturity and $18.6 million in available-for-sale during the nine months ended September 30, 2022. The increase was mainly attributable to $501.9 million in held-to-maturity securities and $58.4 million in available-for-sale securities that were purchased during the nine months ended September 30, 2022. The increase was offset primarily by $21.4 million in principal payments, $21.3 million in unrealized loss and two available-for-sale securities in the amount of $5.4 million that matured and/or were called during the nine months ended September 30, 2022. There were no available-for-sale securities sold during the nine months ended September 30, 2022. There were no held-to-maturity securities sold during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company invested primarily in held-to-maturity securities utilizing the $225.0 million the Company received from the issuance of preferred stock to the U.S. Treasury pursuant to its Emergency Capital Investment Program and from cash received from deposits made by its customers.

Gross Loans Receivable. The composition of gross loans receivable at September 30, 2022 and at December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2022		December 31, 2021		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$336,667	23.8%	$317,304	24.1%	$19,363	6.1%
Owner-Occupied	112,749	8.0%	96,947	7.3%	15,802	16.3%
Multifamily residential	421,917	29.8%	348,300	26.3%	73,617	21.1%
Nonresidential properties	282,642	20.0%	239,691	18.1%	42,951	17.9%
Construction and land	197,437	13.9%	134,651	10.2%	62,786	46.6%
Total mortgage loans	1,351,412	95.5%	1,136,893	86.0%	214,519	18.9%
Nonmortgage loans:
Business loans (1)	41,398	2.9%	150,512	11.4%	(109,114)	(72.5%)
Consumer loans (2)	22,563	1.6%	34,693	2.6%	(12,130)	(35.0%)
	63,961	4.5%	185,205	14.0%	(121,244)	(65.5%)
Total	$1,415,373	100.0%	$1,322,098	100.0%	$93,275	7.1%

(1)
As of September 30, 2022 and December 31, 2021, business loans include $24.7 million and $136.8 million, respectively, of PPP loans.
(2)
As of September 30, 2022 and December 31, 2021, consumer loans include $21.5 million and $33.9 million of microloans originated by Grain pursuant to its arrangement with the Bank.

The $93.3 million increase in the gross loan portfolio was primarily the result of an increase of $205.3 million in non-PPP loans, offset by a $112.0 million decrease in PPP loans at September 30, 2022 compared to December 31, 2021. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.9% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2022 and December 31, 2021, approximately 7.0% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2022 and December 31, 2021, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 40.4% and 79.6%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 173.6% and 396.2% as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at September 30, 2022 decreased $12.5 million, or 78.8%, to $3.4 million from $15.8 million at December 31, 2021.

Deposits. The composition of deposits at September 30, 2022 and December 31, 2021 and changes in dollars and percentages are summarized as follows:

	September 30, 2022		December 31, 2021		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$288,654	21.4%	$274,956	22.8%	$13,698	5.0%
Interest-bearing deposits:
NOW/IOLA accounts	28,799	2.1%	35,280	2.9%	(6,481)	(18.4%)
Money market accounts	360,293	26.7%	186,893	15.5%	173,400	92.8%
Reciprocal deposits	162,858	12.1%	143,221	11.9%	19,637	13.7%
Savings accounts	140,055	10.3%	134,887	11.2%	5,168	3.8%
Total NOW, money market, reciprocal and savings	692,005	51.2%	500,281	41.5%	191,724	38.3%
Certificates of deposit of $250K or more	61,900	4.6%	78,454	6.5%	(16,554)	(21.1%)
Brokered certificates of deposit (1)	98,760	7.3%	79,320	6.6%	19,440	24.5%
Listing service deposits (1)	40,964	3.0%	66,411	5.5%	(25,447)	(38.3%)
Certificates of deposit less than $250K	168,906	12.5%	205,294	17.0%	(36,388)	(17.7%)
Total certificates of deposit	370,530	27.4%	429,479	35.6%	(58,949)	(13.7%)
Total interest-bearing deposits	1,062,535	78.6%	929,760	77.1%	132,775	14.3%
Total deposits	$1,351,189	100.0%	$1,204,716	100.0%	$146,473	12.2%

(1)
As of September 30, 2022 and December 31, 2021, there were $13.8 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2022 and December 31, 2021. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at September 30, 2022 and December 31, 2021 of $261.4 million and $106.3 million in term advances from the FHLBNY, respectively and $25.0 million of overnight line of credit advance from the FHLBNY at September 30, 2022. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2021.

Warehouse Lines of Credit. At December 31, 2021, Mortgage World had maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2021, Mortgage World utilized $15.1 million for funding of mortgage loans held for sale and had unused lines of credit of $14.9 million. At September 30, 2022, there was no remaining balance on such lines of credit. During the first quarter of 2022, Mortgage World became a division of the Bank and the Bank began funding these loans.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $311.4 million, or 164.6%, to $500.7 million at September 30, 2022 from $189.3 million at December 31, 2021. This increase in stockholders’ equity was largely attributable to the $225.0 million issuance of preferred stock to the U.S. Department of the Treasury pursuant to its Emergency Capital Investment Program and the $118.0 million received as a result of the sale of common stock in the conversion of the mutual holding company to a stock company.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

The discussion of the Company’s results of operations for the three months ended September 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net loss for the three months ended September 30, 2022 was ($14.7) million compared to net income of $2.1 million for the three months ended September 30, 2021. Earnings per basic and diluted share was ($0.64) for the three months ended September 30, 2022 compared to earnings per basic and diluted share of $0.12 for three months ended September 30, 2021. The $16.8 million decrease of net income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to increases of $10.7 million in non-interest expenses and $8.8 million in provision for loan losses and a decrease of $1.7 million of non-interest income. The decrease in net income was offset by an increase of $2.2 million in net interest income and a $2.1 million decrease in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $4.2 million, or 24.2%, to $21.6 million for the three months ended September 30, 2022 from $17.4 million for the three months ended September 30, 2021. Interest income on loans receivable, which is the Company’s primary source of income, increased $67,000, or 0.4%, to $17.1 million for the three months ended September 30, 2022 from $17.0 million for the three months ended September 30, 2021. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $4.1 million, or 954.4%, to $4.6 million for the three months ended September 30, 2022 from $434,000 for the three months ended September 30, 2021.

Interest Expense. Interest expense increased $2.0 million, or 102.7%, to $4.0 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021, primarily due to an increase average cost of funds.

Net Interest Income. Net interest income increased $2.2 million, or 14.1%, to $17.6 million for the three months ended September 30, 2022 from $15.4 million for the three months ended September 30, 2021. The increase for the three months ended September 30, 2022 compared to three months ended September 30, 2021 was attributable to an increase of $4.2 million in interest and dividend income primarily due to increases of $3.8 million in interest and dividend on securities and FHLBNY stock, $337,000 in interest on deposits due from banks and $67,000 in interest on loans receivable, offset by an increase of $2.0 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities. Net interest rate spread decreased by 80 basis points to 3.12% for the three months ended September 30, 2022 from 3.92% for the three months ended September 30, 2021. The decrease in the net interest rate spread for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a decrease in the average yields on interest-earning assets of 21 basis points to 4.45% for the three months ended September 30, 2022 from 4.66% for the three months ended September 30, 2021, and an increase in the average rates paid on interest-bearing liabilities of 59 basis points to 1.33% for the three months ended September 30, 2022 from 0.74% for the three months ended September 30, 2021.

Net interest margin decreased 51 basis points for the three months ended September 30, 2022, to 3.62% from 4.13% for the three months ended September 30, 2021, reflecting the increased cost of interest-bearing liabilities offset by income on securities and our organic loan growth.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 3.75%-4.00% during its November 2022 meeting, the fifth consecutive rate hike, and pushing borrowing costs to the highest level since 2017. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases at its next meeting in December 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income. Non-interest income decreased $1.7 million, or 51.2%, to $1.6 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The decrease in non-interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to a decrease of $1.1 million in income on sale of mortgage loans, a loss of $436,000 from the sales of equipment, decreases of $220,000 in late and prepayment charges and $103,000 in loan origination fee. The decrease in non-interest income was offset by an increase of $173,000 in other non-interest income.

Non-Interest Expense. Non-interest expense increased $10.7 million, or 72.5%, to $25.4 million for the three months ended September 30, 2022 from $14.7 million for the three months ended September 30, 2021. The increase in non-interest expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 was attributable to an increase of $7.9 million in write-off in the third quarter of 2022 related to the receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud and write-off $1.0 million of the Company investment in Grain. The increase in non-interest expense was also impacted by increases of $950,000 in compensation and benefits, $762,000 in occupancy and equipment and $467,000 in other operating expenses, offset by decreases of $514,000 in professional fees and $257,000 in office supplies, telephone and postage. The increase of $950,000 in compensation and benefits mostly related to new hires.

Income Tax (Benefit) Provision. The Company had a benefit for income taxes of $820,000 for the three months ended September 30, 2022 compared to a provision for income taxes of $1.3 million for three months ended September 30, 2021.

Segments. The Company has two reportable segments; the Bank and, for the three months ended September 30, 2021, Mortgage World, and, for the three months ended September 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Three Months Ended September 30,		Increase (Decrease)		For the Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$21,559	$17,333	$4,226	24.4%	$75	$92	$(17)	(18.5%)
Interest expense	4,073	1,954	2,119	108.4%	12	72	(60)	(83.3%)
Net interest income	17,486	15,379	2,107	13.7%	63	20	43	215.0%
Provision for loan losses	9,330	572	8,758	1,531.1%	—	—	—	—%
Net interest income after provision for loan losses	8,156	14,807	(6,651)	(44.9%)	63	20	43	215.0%
Non-interest income	896	1,422	(526)	(37.0%)	937	2,081	(1,144)	(55.0%)
Non-interest expense	21,866	12,133	9,733	80.2%	1,841	2,039	(198)	(9.7%)
(Loss) income before income taxes	(12,814)	4,096	(16,910)	(412.8%)	(841)	62	(903)	(1,456.5%)
(Benefit) provision for income taxes	(2,351)	867	(3,218)	(371.2%)	—	(24)	24	(100.0%)
Net (loss) income	$(10,463)	$3,229	$(13,692)	(424.0%)	$(841)	$86	$(927)	(1,077.9%)

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

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,379,029	17,058	4.91%	$1,356,130	$16,991	4.97%
Securities (3)	492,337	4,153	3.35%	72,960	355	1.93%
Other (4)	57,646	423	2.91%	53,182	79	0.59%
Total interest-earning assets	1,929,012	21,634	4.45%	1,482,272	17,425	4.66%
Non-interest-earning assets	124,738			90,110
Total assets	$2,053,750			$1,572,382
Interest-bearing liabilities:
NOW/IOLA	$29,939	$13	0.17%	$30,221	$23	0.30%
Money market	409,947	1,471	1.42%	323,840	294	0.36%
Savings	141,200	57	0.16%	137,078	36	0.10%
Certificates of deposit	353,822	687	0.77%	448,191	1,010	0.89%
Total deposits	934,908	2,228	0.95%	939,330	1,363	0.58%
Advance payments by borrowers	10,918	2	0.07%	10,061	1	0.04%
Borrowings	250,112	1,793	2.84%	117,824	621	2.09%
Total interest-bearing liabilities	1,195,938	4,023	1.33%	1,067,215	1,985	0.74%
Non-interest-bearing liabilities:
Non-interest-bearing demand	321,556	—		317,727	—
Other non-interest-bearing liabilities	16,377	—		10,154	—
Total non-interest-bearing liabilities	337,933	—		327,881	—
Total liabilities	1,533,871	4,023		1,395,096	1,985
Total equity	519,879			177,286
Total liabilities and total equity	$2,053,750		1.33%	$1,572,382		0.74%
Net interest income		$17,611			$15,440
Net interest rate spread (5)			3.12%			3.92%
Net interest-earning assets (6)	$733,074			$415,057
Net interest margin (7)			3.62%			4.13%
Average interest-earning assets to interest-bearing liabilities			161.30%			138.89%

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

	For the Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$287	$(220)	$67
Securities (2)	2,041	1,757	3,798
Other	7	337	344
Total interest-earning assets	2,335	1,874	4,209
Interest-bearing liabilities:
NOW/IOLA	—	(10)	(10)
Money market	78	1,099	1,177
Savings	1	20	21
Certificates of deposit	(213)	(110)	(323)
Total deposits	(134)	999	865
Borrowings	697	475	1,172
Total interest-bearing liabilities	563	1,474	2,037
Change in net interest income	$1,772	$400	$2,172

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Total Assets. The Bank’s, excluding Mortgage World, total assets increased $514.7 million, or 31.6%, to $2.14 billion at September 30, 2022 from $1.6 billion at December 31, 2021. The increase in the Bank’s total assets was primarily due to increases of $493.4 million in held-to-maturity securities, $87.5 million in net loans receivable (inclusive of a $112.0 million net decrease in PPP loans), $18.6 million in available-for-sale securities, $8.3 million in FHLBNY stock, $8.1 million in deferred tax assets and $1.6 million in accrued interest receivable. The increase in total assets was offset by decreases of $90.4 million in cash and cash equivalents, $10.5 million in other assets and $1.8 million in premises and equipment.

Net Income (Loss). The Bank’s net loss was ($10.5) million for the three months ended September 30, 2022 compared to net income of $3.2 million for the three months ended September 30, 2021 primarily due to increases of $9.7 million in non-interest expenses and $8.8 million in provision in loan losses, a decrease of $526,000 in non-interest income, offset by increases of $3.2 million in benefit for income taxes and $2.1 million in net interest income.

Interest and Dividend Income. Interest and dividend income increased $4.2 million, or 24.4%, to $21.6 million for the three months ended September 30, 2022 from $17.3 million for the three months ended September 30, 2021. This increase is attributable to increases of $3.8 million in interest on securities, $337,000 interest on deposits due from banks and $6,000 in dividend on FHLBNY stock. Interest income on loans receivable increased $84,000, or 0.5% to $17.0 million for the three months ended September 30, 2022 from $16.9 million for the three months ended September 30, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$4,949	$5,028	$(79)	(1.6%)
Multifamily residential	4,472	3,566	906	25.4%
Nonresidential properties	3,142	2,524	618	24.5%
Construction and land	3,011	2,117	894	42.2%
Business loans	539	2,996	(2,457)	(82.0%)
Consumer loans	870	668	202	30.2%
Total interest income on loans receivable	$16,983	$16,899	$84	0.5%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$346	$9	$337	3,744.4%
Interest on securities	4,154	355	3,799	1,070.1%
Dividend on FHLBNY stock	76	70	6	8.6%
Total interest and dividend income	$4,576	$434	$4,142	954.4%

Interest Expense. Interest expense increased $2.1 million, or 108.4%, to $4.1 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$687	$1,010	$(323)	(32.0%)
Money market	1,472	301	1,171	389.0%
Savings	56	35	21	60.0%
NOW/IOLA	13	22	(9)	(40.9%)
Advance payments by borrowers	2	1	1	—%
Borrowings	1,843	585	1,258	215.0%
Total interest expense	$4,073	$1,954	$2,119	108.4%

Net Interest Income. Net interest income increased $2.1 million, or 13.7%, to $17.5 million for the three months ended September 30, 2022 from $15.4 million for the three months ended September 30, 2021, primarily as a result of investment in securities and organic loan growth, offset by a higher average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the three months ended September 30, 2022 of $9.3 million compared to $572,000 for the three months ended September 30, 2021. The provision for loan losses during the three months ended September 30, 2022 was impacted by the change in qualitative factors during the period related to the microloans originated by Grain. The provision for loan losses during the three months ended September 30, 2022 primarily reflects the Bank’s assessment of the economic impact of inflation and to a lesser extent the COVID-19 pandemic on borrowers and their ability to repay in the short-term.
Non-interest Income. Non-interest income decreased $526,000, or 37.0%, to $896,000 for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021, mainly attributable to a one-time $436,000 loss on sale of equipment in addition to a decrease of $220,000 in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$464	$494	$(30)	(6.1%)
Brokerage commissions	164	79	85	107.6%
Late and prepayment charges	109	329	(220)	(66.9%)
Loss on sale of premises and equipment	(436)	—	(436)	—%
Other	595	520	75	14.4%
Total non-interest income	$896	$1,422	$(526)	(37.0%)

Non-interest Expense. Non-interest expense increased $9.7 million, or 80.2%, to $21.9 million for the three months ended September 30, 2022 from $12.1 million for the three months ended September 30, 2021. The increase was primarily due to an additional write-offs of $7.9 million related to the Grain Receivable due from Grain for microloans originated by Grain and put back to Grain and a $1.0 million investment in Grain. Other increases to non-interest expenses were compensation and benefits and occupancy and equipment, offset by decreases in other operating expenses and professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,729	$4,825	$904	18.7%
Occupancy and equipment	3,419	2,805	614	21.9%
Data processing expenses	976	917	59	6.4%
Direct loan expenses	547	368	179	48.6%
Insurance and surety bond premiums	259	147	112	76.2%
Office supplies, telephone and postage	324	431	(107)	(24.8%)
Professional fees	952	1,355	(403)	(29.7%)
Grain write-off and write-down	8,881	—	8,881	—%
Marketing and promotional expenses	204	48	156	325.0%
Directors fees	89	67	22	32.8%
Regulatory assessment	99	74	25	33.8%
Other operating expenses	387	1,096	(709)	(64.7%)
Total non-interest expense	$21,866	$12,133	$9,733	80.2%

Mortgage World Segment

Total Assets. Mortgage World’s total assets decreased $14.5 million, or 72.4%, to $5.6 million at September 30, 2022 from $20.1 million at December 31, 2021. The decrease in Mortgage World’s total assets was primarily due to decreases of $12.5 million in mortgage loans held for sale, at fair value and $2.3 million in cash and cash equivalents.

Net Income (Loss). Mortgage World’s net loss was ($841,000) for the three months ended September 30, 2022 compared to net income of $86,000 for the three months ended September 30, 2021.

Non-interest Income. Non-interest income decreased $1.1 million, or 55.0%, to $937,000 for the three months ended September 30, 2022 from $2.1 million for the three months ended September 30, 2021.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$124	$191	$(67)	(35.1%)
Income on sale of mortgage loans	116	1,175	(1,059)	(90.1%)
Loan origination	522	625	(103)	(16.5%)
Other	175	90	85	94.4%
Total non-interest income	$937	$2,081	$(1,144)	(55.0%)

Non-interest Expense. Non-interest expense decreased $198,000, or 9.7%, to $1.8 million for the three months ended September 30, 2022 from $2.0 million for the three months ended September 30, 2021.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$1,243	$1,251	$(8)	(0.6%)
Occupancy and equipment	177	29	148	510.3%
Data processing	18	—	18	—%
Direct loan expense	107	327	(220)	(67.3%)
Insurance and surety bond premiums	38	—	38	—%
Office supplies, telephone and postage	45	195	(150)	(76.9%)
Professional fees	28	94	(66)	(70.2%)
Marketing and promotional expenses	10	3	7	233.3%
Other operating expenses	175	140	35	25.0%
Total non-interest expense	$1,841	$2,039	$(198)	(9.7%)

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The discussion of the Company’s results of operations for the nine months ended September 30, 2022 and 2021 are presented below. The results of operations for interim periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

Overview. Net loss for the nine months ended September 30, 2022 was ($20.8) million compared to net income of $10.4 million for the nine months ended September 30, 2021. Loss per basic and diluted share was ($0.92) for the nine months ended September 30, 2022 compared to earnings per basic and diluted share of $0.62 for nine months ended September 30, 2021. The net loss from net income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to an increase of $28.8 million in non-interest expense (of which $17.5 million was attributable to the write-off and write-down related to the Grain Receivable and $1.0 million of the Company investments in Grain and $5.0 million was the contribution to the Ponce De Leon Foundation). The net loss was also impacted by an increase of $9.6 million in provision for loan losses and a decrease of $9.5 million in non-interest income, offset by increases of $8.4 million in net interest income and an $8.2 million benefit for income taxes.

Interest and Dividend Income. Interest and dividend income increased $9.4 million, or 19.4%, to $57.8 million for the nine months ended September 30, 2022 from $48.4 million for the nine months ended September 30, 2021. Interest income on loans receivable, which is the Company’s primary source of income, increased $3.8 million, or 8.0%, to $51.3 million for the nine months ended September 30, 2022 from $47.5 million for the nine months ended September 30, 2021 primarily due to an increase in loans receivable in all categories except for a decrease of $112.0 million in PPP lending. Average loans receivable increased $31.4 million, or 2.4% to $1.34 billion for the nine months ended September 30, 2022 as compared to $1.31 billion for the nine months ended September 30, 2021. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $5.6 million, or 601.6%, to $6.5 million for the nine months ended September 30, 2022 from $927,000 for the nine months ended September 30, 2021.

Interest Expense. Interest expense increased $1.0 million, or 15.7%, to $7.4 million for the nine months ended September 30, 2022 from $6.4 million for the nine months ended September 30, 2021, primarily due to a higher average cost of funds.

Net Interest Income. Net interest income increased $8.4 million, or 19.9%, to $50.4 million for the nine months ended September 30, 2022 from $42.1 million for the nine months ended September 30, 2021. The $8.4 million increase in net interest income for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021 was attributable to an increase of $9.4 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks, offset by an increase of $1.0 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread decreased by 1 basis point to 3.76% for the nine months ended September 30, 2022 from 3.77% for the nine months ended September 30, 2021. The decrease in the net interest rate spread for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 9 basis points to 0.92% for the nine months ended September 30, 2022 from 0.83% for the nine months ended September 30, 2021 and an increase in the average yields on interest-earning assets of 8 basis points to 4.68% for the nine months ended September 30, 2022 from 4.60% for the nine months ended September 30, 2021.

Net interest margin increased 10 basis points for the nine months ended September 30, 2022, to 4.09% from 3.99% for the nine months ended September 30, 2021, reflecting both our organic loan growth and the amortization of fee income from our PPP lending.

The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 3.75%-4.00% during its November 2022 meeting, the fifth consecutive rate hike, and pushing borrowing costs to the highest level since 2017. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases at its next meeting in December 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income. Non-interest income decreased $9.5 million, or 61.3%, to $6.0 million for the nine months ended September 30, 2022 from $15.5 million for the nine months ended September 30, 2021. The decrease in non-interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to a one-time $4.8 million gain, net of expenses, from the sale of real properties recognized during the nine months ended September 30, 2021, decreases of $3.2 million in income on sale of mortgage loans and $511,000 in late and prepayment charges, a one-time loss of $436,000 on the sale of equipment, decreases of $292,000 in loan origination fees and $275,000 in other non-interest income. The decrease in non-interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was offset by an increase of $160,000 in service charges and fees.

Non-Interest Expense. Non-interest expense increased $28.8 million, or 69.7%, to $70.1 million for the nine months ended September 30, 2022 from $41.3 million for the nine months ended September 30, 2021. The $28.8 million increase in non-interest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 was attributable to an aggregate $17.5 million write-off and write down related to the receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud and a $1.0 million write-off of the Company's investment in Grain. Other increases in non-interest expense included $5.1 million in compensation and benefits, a $5.0 million contribution to the Ponce De Leon Foundation in connection with the conversion from a mutual holding company to a stock company during the first quarter of 2022, $1.7 million in occupancy and equipment reflecting rental expenses on facilities that were sold and leased back by the Company, increases of $421,000 in data processing expenses, $396,000 in other operating expenses and $200,000 in marketing and promotional expenses. The increase in non-interest expense was offset by decreases of $1.6 million in professional fees, $823,000 in direct loan expenses and $322,000 in offices supplies, telephone and postage.

Income Tax (Benefit) Provision. The Company had a benefit for income taxes of ($4.3) million for the nine months ended September 30, 2022 compared to a provision for income taxes of $4.0 million for nine months ended September 30, 2021, resulting in effective tax rates of 17.0% and 27.5%, respectively. The decrease in the effective tax rate is attributable to an increase of $4.1 million in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

Segments. The Company has two reportable segments; the Bank and, for the nine months ended September 30, 2021, Mortgage World, and, for the nine months ended September 30, 2022, Mortgage World as a division of the Bank. Income from the Bank consists primarily of interest and fees earned on loans and investment securities and service charges on deposit accounts. Income from Mortgage World consists primarily of taking of applications from the general public for residential mortgage loans, underwriting them to investors’ standards, closing and funding them and holding them until they are sold to investors.

The table below shows the results of operations for the Company’s segments, the Bank and Mortgage World, for the periods indicated.

	Ponce Bank				Mortgage World
	For the Nine Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$57,519	$48,122	$9,397	19.5%	$300	$324	$(24)	(7.4%)
Interest expense	7,519	6,220	1,299	20.9%	93	284	(191)	(67.3%)
Net interest income	50,000	41,902	8,098	19.3%	207	40	167	417.5%
Provision for loan losses	11,405	1,844	9,561	518.5%	—	—	—	—%
Net interest income after provision for loan losses	38,595	40,058	(1,463)	(3.7%)	207	40	167	417.5%
Non-interest income	3,238	9,193	(5,955)	(64.8%)	3,252	7,081	(3,829)	(54.1%)
Non-interest expense	55,358	32,742	22,616	69.1%	6,003	6,840	(837)	(12.2%)
(Loss) income before income taxes	(13,525)	16,509	(30,034)	(181.9%)	(2,544)	281	(2,825)	(1,005.3%)
(Benefit) provision for income taxes	(2,432)	3,717	(6,149)	(165.4%)	—	74	(74)	(100.0%)
Net (loss) income	$(11,093)	$12,792	$(23,885)	(186.7%)	$(2,544)	$207	$(2,751)	(1,329.0%)

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

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,341,151	51,315	5.12%	$1,309,765	$47,519	4.85%
Securities (3)	263,421	5,778	2.93%	45,749	701	2.05%
Other (4)	45,940	726	2.11%	53,425	226	0.57%
Total interest-earning assets	1,650,512	57,819	4.68%	1,408,939	48,446	4.60%
Non-interest-earning assets	187,333			73,493
Total assets	$1,837,845			$1,482,432
Interest-bearing liabilities:
NOW/IOLA	$31,769	$43	0.18%	$31,215	$93	0.40%
Money market	356,576	2,180	0.82%	300,594	909	0.40%
Savings	137,808	120	0.12%	131,849	113	0.11%
Certificates of deposit	386,446	2,167	0.75%	428,653	3,337	1.04%
Total deposits	912,599	4,510	0.66%	892,311	4,452	0.67%
Advance payments by borrowers	11,033	5	0.06%	10,020	3	0.04%
Borrowings	152,084	2,867	2.52%	122,203	1,927	2.11%
Total interest-bearing liabilities	1,075,716	7,382	0.92%	1,024,534	6,382	0.83%
Non-interest-bearing liabilities:
Non-interest-bearing demand	350,871	—		275,865	—
Other non-interest-bearing liabilities	43,606	—		12,182	—
Total non-interest-bearing liabilities	394,477	—		288,047	—
Total liabilities	1,470,193	7,382		1,312,581	6,382
Total equity	367,652			169,851
Total liabilities and total equity	$1,837,845		0.92%	$1,482,432		0.83%
Net interest income		$50,437			$42,064
Net interest rate spread (5)			3.76%			3.77%
Net interest-earning assets (6)	$574,796			$384,405
Net interest margin (7)			4.09%			3.99%
Average interest-earning assets to interest-bearing liabilities			153.43%			137.52%

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

	For the Nine Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$1,139	$2,657	$3,796
Securities (2)	3,335	1,742	5,077
Other	(32)	532	500
Total interest-earning assets	4,442	4,931	9,373
Interest-bearing liabilities:
NOW/IOLA	2	(52)	(50)
Money market	169	1,102	1,271
Savings	5	2	7
Certificates of deposit	(329)	(841)	(1,170)
Total deposits	(153)	211	58
Borrowings	471	469	940
Total interest-bearing liabilities	318	680	998
Change in net interest income	$4,124	$4,251	$8,375

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Ponce Bank Segment

Net Income (Loss). The Bank’s net loss was ($11.1) million for the nine months ended September 30, 2022 compared to net income of $12.8 million for the nine months ended September 30, 2021 primarily due to an increase in non-interest expense as a result of an aggregate $17.5 million write-off and write down related to the Grain receivable and a $1.0 million write-off of investment by the Company related to Grain.

Interest and Dividend Income. Interest and dividend income increased $9.4 million, or 19.5%, to $57.5 million for the nine months ended September 30, 2022 from $48.1 million for the nine months ended September 30, 2021. Interest income on loans receivable, which is the Bank’s primary source of income, increased $3.8 million, or 8.1% to $51.0 million for the nine months ended September 30, 2022 from $47.2 million for the nine months ended September 30, 2021. Interest and dividend income on securities, FHLBNY stock and deposits due from banks increased $5.6 million, or 601.6%, to $6.5 million for the nine months ended September 30, 2022 from $927,000 for the nine months ended September 30, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$14,876	$15,395	$(519)	(3.4%)
Multifamily residential	12,445	10,664	1,781	16.7%
Nonresidential properties	9,089	7,315	1,774	24.3%
Construction and land	7,428	6,067	1,361	22.4%
Business loans	4,250	5,361	(1,111)	(20.7%)
Consumer loans	2,927	2,393	534	22.3%
Total interest income on loans receivable	$51,015	$47,195	$3,820	8.1%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$513	$13	$500	3,846.2%
Interest on securities	5,779	701	5,078	724.4%
Dividend on FHLBNY stock	212	213	(1)	(0.5%)
Total interest and dividend income	$6,504	$927	$5,577	601.6%

Interest Expense. Interest expense increased $1.3 million, or 20.9%, to $7.5 million for the nine months ended September 30, 2022 from $6.2 million for the nine months ended September 30, 2021.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$2,167	$3,337	$(1,170)	(35.1%)
Money market	2,183	924	1,259	136.3%
Savings	121	113	8	7.1%
NOW/IOLA	43	92	(49)	(53.3%)
Advance payments by borrowers	4	3	1	—%
Borrowings	3,001	1,751	1,250	71.4%
Total interest expense	$7,519	$6,220	$1,299	20.9%

Net Interest Income. Net interest income increased $8.1 million, or 19.3%, to $50.0 million for the nine months ended September 30, 2022 from $41.9 million for the nine months ended September 30, 2021, primarily as a result of organic loan growth and a lower average cost of funds on interest bearing liabilities.

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

After an evaluation of these factors, the Bank established a provision for loan losses for the nine months ended September 30, 2022 of $11.4 million compared to $1.8 million for the nine months ended September 30, 2021. The provision for loan losses during the nine months ended September 30, 2022 was impacted by the change in qualitative factors during the period related to the microloans originated by Grain. The provision for loan losses during the nine months ended September 30, 2021 primarily reflects the Bank’s assessment of the economic impact of the COVID-19 pandemic on borrowers and their ability to repay in the short-term.

Non-interest Income. Non-interest income decreased $6.0 million, or 64.8%, to $3.2 million for the nine months ended September 30, 2022 from $9.2 million for the nine months ended September 30, 2021.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,349	$1,189	$160	13.5%
Brokerage commissions	461	217	244	—%
Late and prepayment charges	360	871	(511)	(58.7%)
Loss on sale of real property	(436)	4,812	(5,248)	(109.1%)
Other	1,504	2,104	(600)	(28.5%)
Total non-interest income	$3,238	$9,193	$(5,955)	(64.8%)

Non-interest Expense. Non-interest expense increased $22.6 million, or 69.1%, to $55.4 million for the nine months ended September 30, 2022 from $32.7 million for the nine months ended September 30, 2021. The increase was primarily due to an aggregate $17.5 million write-off and write-down related to the Grain Receivable due from Grain for microloans originated by Grain and put back to Grain due to fraud, $1.0 write-off of the Company's investment in Grain, and an increase of $4.8 million in compensation and benefits related to nonrecurring expense amortization related to PPP loans and new hires.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$16,012	$11,252	$4,760	42.3%
Occupancy and equipment	9,508	7,931	1,577	19.9%
Data processing expenses	2,615	2,226	389	17.5%
Direct loan expenses	1,659	1,495	164	11.0%
Insurance and surety bond premiums	562	435	127	29.2%
Office supplies, telephone and postage	1,033	1,186	(153)	(12.9%)
Professional fees	2,782	4,670	(1,888)	(40.4%)
Grain write-off and write-down	18,455	—	18,455	—%
Marketing and promotional expenses	308	121	187	154.5%
Directors fees	256	205	51	24.9%
Regulatory assessment	253	254	(1)	(0.4%)
Other operating expenses	1,915	2,967	(1,052)	(35.5%)
Total non-interest expense	$55,358	$32,742	$22,616	69.1%

Mortgage World Segment

Net Income (Loss). Mortgage World’s net loss was ($2.5) million for the nine months ended September 30, 2022 compared to net income of $207,000 for the nine months ended September 30, 2021.

Non-interest Income. Non-interest income decreased $3.8 million, or 54.1%, to $3.3 million for the nine months ended September 30, 2022 from $7.1 million for the nine months ended September 30, 2021. The decrease in non-interest income was primarily attributable to a decrease of $3.2 million in income on sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Brokerage commissions	$379	$706	$(327)	(46.3%)
Income on sale of mortgage loans	734	3,971	(3,237)	(81.5%)
Loan origination	1,843	2,135	(292)	(13.7%)
Other	296	269	27	10.0%
Total non-interest income	$3,252	$7,081	$(3,829)	(54.1%)

Non-interest Expense. Non-interest expense decreased $837,000, or 12.2%, to $6.0 million for the nine months ended September 30, 2022 from $6.8 million for the nine months ended September 30, 2021.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,239	$3,997	$242	6.1%
Occupancy and equipment	487	347	140	40.3%
Data processing	50	18	32	177.8%
Direct loan expense	374	1,360	(986)	(72.5%)
Insurance and surety bond premiums	38	1	37	3,700.0%
Office supplies, telephone and postage	147	316	(169)	(53.5%)
Professional fees	111	285	(174)	(61.1%)
Marketing and promotional expenses	29	16	13	81.3%
Other operating expenses	528	500	28	5.6%
Total non-interest expense	$6,003	$6,840	$(837)	(12.2%)
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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2022, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$82,254	2.02%
+300	81,879	1.55%
+200	81,490	1.07%
+100	81,103	0.59%
Level	80,626	— %
-100	79,923	(0.87%)

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

At September 30, 2022, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2022, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$444,619	$(100,777)	(18.48%)	23.16%	(1,848)
+300	469,641	(75,755)	(13.89%)	23.83%	(1,389)
+200	494,109	(51,287)	(9.40%)	24.42%	(940)
+100	521,014	(24,382)	(4.47%)	25.08%	(447)
Level	545,396	—	—%	25.60%	—
-100	569,935	24,539	4.50%	26.07%	450

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

At September 30, 2022, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic is ending. The Federal Reserve raised the target range for the federal funds rate by 75 basis points to 3.75%-4.00% during its November 2022 meeting, the fifth consecutive rate hike, and pushing borrowing costs to the highest level since 2017. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases at its next meeting in December 31, 2022. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments.

The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$25,286	$25,286	$25,286	$25,286	$25,286	$25,286	$25,286	$37,235	$62,521
Securities (1)	14,788	48,591	100,930	175,351	406,267	626,274	626,274	—	626,274
Placements with banks	2,490	2,490	2,490	2,490	2,490	2,490	2,490	—	2,490
Net loans (includes LHFS)	186,947	267,157	408,320	593,090	1,319,468	1,421,018	1,421,018	(25,108)	1,395,910
FHLBNY stock	14,276	14,276	14,276	14,276	14,276	14,276	14,272	—	14,272
Other assets	—	—	—	—	—	—	—	56,814	56,814
Total	$243,787	$357,800	$551,302	$810,493	$1,767,787	$2,089,344	$2,089,344	$68,941	$2,158,281
Liabilities:
Non-maturity deposits	$35,733	$71,466	$142,932	$285,865	$633,475	$708,768	$708,768	$271,891	$980,659
Certificates of deposit	73,226	120,523	190,091	236,222	370,530	370,530	370,530	—	370,530
Other liabilities	25,000	28,600	53,375	53,375	220,946	286,375	286,375	20,034	306,409
Total liabilities	133,959	220,589	386,398	575,462	1,224,951	1,365,673	1,365,673	291,925	1,657,598
Capital	—	—	—	—	—	—	—	500,683	500,683
Total liabilities and capital	$133,959	$220,589	$386,398	$575,462	$1,224,951	$1,365,673	$1,365,673	$792,608	$2,158,281
Asset/liability gap	$109,828	$137,211	$164,904	$235,031	$542,836	$723,671	$723,671
Gap/assets ratio	181.99%	162.20%	142.68%	140.84%	144.31%	152.99%	152.99%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At September 30, 2022 and December 31, 2021, the Bank had $286.4 million and $106.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million, both as of September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, there was eligible collateral of approximately $426.0 million and $362.3 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has an unsecured line of credit of $25.0 million with a correspondent bank, of which there was none outstanding at September 30, 2022 and December 31, 2021. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of September 30, 2022 and December 31, 2021. As of December 31, 2021, Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with maximum credit lines of $30.0 million, of which $15.1 million was utilized, with $14.9 million remaining unused. As of September 30, 2022, Mortgage World was a division of the Bank and the Bank was funding these loans.

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

Net cash provided by operating activities was $14.2 million and $28.0 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was ($641.1) million and ($230.2) million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of issuance of preferred stock, activities in deposit accounts, advances, contribution to the Ponce De Leon Foundation and repurchase and sale of shares as treasury stock, was $535.5 million and $193.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022 and December 31, 2021, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2022 and December 31, 2021. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2022 and December 31, 2021, the Company had outstanding commitments to originate loans and extend credit of $340.8 million and $220.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022 totaled $189.7 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $21.4 million for the nine months ended September 30, 2022. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.4 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $8.7 million for the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended September 30, 2022, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2022, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

As discussed under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Quarterly Report on Form 10-Q, the Company has taken a significant write-off and write-down related to microloans originated by FinTech startup company Grain as a result of cyber fraud in the application for microloans originated by Grain. Under the terms of its agreement with Grain, if a microloan originated by Grain is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain were accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” During the nine months ended September 30, 2022, the Company has assessed the collectability of the remaining Grain Receivable and has determined that it is appropriate to write-off the receivable in its entirety for a total write-off of $17.5 million - $8.1 million during the first quarter, $1.5 million during the second quarter and $7.9 million during the third quarter. Additionally, the Company has written-off its equity investment in Grain of $1.0 million.

The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and preventing cyber fraud in the application for microloans. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent. Further, like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, and although it has considered contingency plans, the Bank may have greater difficulty in servicing and collecting the microloan portfolio. In such a case, the level the Bank has provided for in its allowance for loan losses for its microloan portfolio may be inadequate and it may need to increase its provision for loan losses, which could materially decrease the Company’s net income. As a consequence of such events the Bank may determine it appropriate to terminate its relationship with Grain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Ponce Financial Group, Inc. (Registrant)

Date: November 14, 2022	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer