Form 10-K
period 2022-12-31
Ponce Financial Group, Inc.
filed 2023-03-21
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022 was $228,452,292.

As of March 20, 2023, the registrant had 24,863,500 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 15, 2023, are incorporated into Part III hereof.

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

These forward-looking statements are based on current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the scope, duration and severity of rising interest rate and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;
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
•
adverse changes related to the businesses of our partners, including Grain Technologies, LLC ("Grain") specifically (as defined herein);
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

Available Information

Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Ponce Financial Group, Inc. is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports as required with the SEC. The SEC website, www.sec.gov, provides access to all Company filings which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholders’ information are available free of charge on the Bank’s website, www.poncebank.com (within the Investor Relations section). The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in those websites and should not be considered part of this annual report.

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

The Company’s business is conducted through the administrative office and 13 full service banking offices and 6 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (4) and Brooklyn (1), New York and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

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

Our current business strategy consists of the following:

•
Achieve above average growth. Achieve above average growth in quality loans and deposits to support our $5 billion asset target. We aim to accomplish this goal by maximizing profitable lending in current markets and products, entering new, nearby markets to expand real estate investor loan programs and developing SBA-based business lending program to 10% of the loan portfolio. In addition, launching project "easy" to build lower cost $2.0 billion relation-based deposit portfolio and become active participant in Community Development Bankers Association-Intrafi deposit gathering program.
•
Invest in technology. Invest in technology and innovation to maximize efficiencies and effectiveness, expand distribution channels and enhance customer experience by developing systematic workflow improvement processes to maximize efficiency and effectiveness across operations and launching Digital bank.
•
Optimize the income statement and balance sheet. Optimize income statement and balance sheet through sound investment and financial management by building out CDFI-based regional small business lending program, increase fee-based business products and services, employ capital management tools to return value to shareholders and improve trading metrics and create formal program to optimize bank efficiency.
•
Attract, develop and retain an engaged, high performing workforce. Refine performance management system to align with strategic initiatives and continue to build and leverage Ponce culture.
•
Build Ponce Bank 2.0. Ensure risk management and compliance controls are aligned with strategic priorities. Evaluate and select appropriate charter to support strategy. Develop CDFI, MDI, and other government programs and expand our employees involvement in high impact programs.

For additional information related to our business strategies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Vision 2025 Evolves."

Employees and Human Capital Resources

As of December 31, 2022, the Company had 253 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries and other compensation in its market area.

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

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.67% (as of June 30, 2022) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating real estate-secured loans, including one-to-four family investor-owned and owner-occupied residential, multifamily residential, nonresidential property, construction and land loans, and commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. During 2021 and 2020, the Bank focused on making SBA Paycheck Protection Program ("PPP") loans within its market area, to both customers and non-customers. Subject to market conditions and its asset-liability analysis, the Bank looks to maintain its emphasis on multifamily residential and nonresidential property loans while growing the overall loan portfolio and increasing the overall yield earned on loans.

Additionally, the Bank has entered into a partnership with Grain. Through Grain, the Bank provides a consumer line of credit using a mobile application geared nationally to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. In establishing these lines of credit, the Company reserved the right to modify borrowers’ credit limits at its sole discretion. As discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Annual Report on Form 10-K, the Company has taken a write-off and write-down relative to these loans due to cyber-fraud experienced by Grain. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent. These Grain loans are reflected in the consumer loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2022 and 2021 were $205.6 million and $118.9 million, respectively.

	At December 31,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$343,968	22.54%	$317,304	24.01%	$319,596	27.27%	$305,272	31.60%	$303,197	32.61%
Owner-occupied	134,878	8.84%	96,947	7.33%	98,795	8.43%	91,943	9.52%	92,788	9.98%
Multifamily residential	494,667	32.42%	348,300	26.34%	307,411	26.23%	250,239	25.90%	232,509	25.01%
Nonresidential properties	308,043	20.19%	239,691	18.13%	218,929	18.68%	207,225	21.45%	196,917	21.18%
Construction and land	185,018	12.13%	134,651	10.19%	105,858	9.03%	99,309	10.28%	87,572	9.42%
Total mortgage loans	1,466,574	96.12%	1,136,893	86.00%	1,050,589	89.64%	953,988	98.75%	912,983	98.20%
Nonmortgage loans:
Business loans (1)	39,965	2.62%	150,512	11.38%	94,947	8.10%	10,877	1.13%	15,710	1.69%
Consumer loans (2)	19,129	1.26%	34,693	2.62%	26,517	2.26%	1,231	0.12%	1,068	0.11%
Total nonmortgage loans	59,094	3.88%	185,205	14.00%	121,464	10.36%	12,108	1.25%	16,778	1.80%
Total loans, gross	1,525,668	100.00%	1,322,098	100.00%	1,172,053	100.00%	966,096	100.00%	929,761	100.00%

Net deferred loan origination costs	2,051		(668)		1,457		1,970		1,407
Allowance for loan losses	(34,592)		(16,352)		(14,870)		(12,329)		(12,659)

Loans receivable, net	$1,493,127		$1,305,078		$1,158,640		$955,737		$918,509

(1)
As of December 31, 2022 and 2021, business loans include $20.0 million and $136.8 million, respectively, of PPP loans.
(2)
As of December 31, 2022 and 2021, consumer loans include $18.2 million and $33.9 million, respectively, of microloans originated by the Bank pursuant to its arrangement with Grain.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2022, excluding mortgage loans held for sale.

At December 31, 2022
Loan Type	# of Loans	Principal Balance	% of Portfolio
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-owned	550	$343,968	22.54%
Owner-occupied	273	134,878	8.84%
Multifamily residential	358	494,667	32.42%
Nonresidential properties	210	308,043	20.19%
Construction and land
Construction 1-4 Investor	3	5,831	0.38%
Construction Multifamily	32	148,656	9.75%
Construction Nonresidential	7	29,616	1.94%
Land loan	1	915	0.06%
Nonmortgage loans:
Business loans
C&I lines of credit	55	13,419	0.88%
C&I loans (term)	24	6,515	0.43%
PPP loans	71	20,031	1.31%
Consumer loans
Unsecured (1)	27,910	18,569	1.22%
Passbook	76	560	0.04%
Grand Total	29,570	$1,525,668	100.00%
(1)
Includes 27,886 microloans totaling $18.2 million which were outstanding and serviced by the Bank pursuant to its arrangement with Grain.

One-to-four Family Investor-Owned Loans. At December 31, 2022, one-to-four family investor-owned loans were $344.0 million, or 22.6% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represents the Bank’s second largest lending concentration. The majority of the portfolio, $301.0 million, or 87.5%, are two-to-four family properties (462 accounts), while the remaining $43.0 million, or 12.5%, are primarily single family, non-owner-occupied investment properties (89 accounts). Of the three largest loans in this category, two loans had outstanding balances of $2.9 million each and one loan had an outstanding balance of $2.8 million. In this category, loans totaling $127.2 million, or 37.0%, are secured by properties located in Queens County, $112.4 million, or 32.7%, in Kings County, $32.7 million, or 9.5%, in Bronx County, $12.9 million, or 3.8%, in New York County, $12.1 million, or 3.5%, in Westchester County, $10.2 million, or 3.0%, in Nassau County, $10.0 million, or 2.9%, in Hudson County and $7.5 million, or 2.2% in Suffolk County. The rest of this category, 5.5%, is spread out in other counties and no other concentration exceeded $5.5 million, or 1.4%.

The Bank imposes prudent underwriting guidelines in the origination of such loans, including lower maximum loan-to-value ratios (“LTVs”) of 70% on purchases and 65% on refinances, a required minimum debt service coverage ratio (“DSCR,” net operating income divided by debt service requirement) of 1.20x that must be met by either the property on a standalone basis or by the inclusion of the owner(s) as co-borrower(s). In addition, all origination of such loans currently require that the transaction exhibit a global debt service coverage ratio (net operating income divided by debt service requirement) of no less than 1.0x. This coverage ratio indicates that the owner has the capacity to support the loan along with all personal obligations. On occasion, the Bank has required that the borrower establish a cash reserve to be held at the Bank in order to provide additional security. The maximum term on such loans is 30 years, typically with five-year adjustable rates.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $134.9 million, or 8.8% of the Bank’s total loan portfolio at December 31, 2022. The three largest loans outstanding in this category had outstanding balances of $2.6 million, $2.2 million and $2.0 million. There are 28 loans with an outstanding balance in excess of $1.0 million, totaling $39.1 million, or approximately 29.0% of this category. At December 31, 2022, approximately $43.4 million, or 32.2%, of this category was secured by properties located in Queens County, $32.4 million, or 24.0%, in Kings County, $12.8 million, or 9.5%, in New York County, $12.1 million, or 8.9%, in Bronx County, $12.0 million, or 8.9%, in Nassau County and $6.1 million, or 4.5%, in Westchester County. The rest of this category, less than 12.0%, is spread out in other counties and no other concentration exceeded $3.7 million, or 2.7%.

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

Multifamily Loans. Multifamily loans totaled $494.7 million, or 32.4% of the Bank’s total loan portfolio at December 31, 2022. Loans secured by multifamily properties represent the Bank’s largest real estate lending category. The three largest loans were $21.0 million, $17.6 million and $11.9 million. Of the total of $494.7 million in multifamily loans, 146 loans have balances in excess of $1.0 million and account for $386.3 million, or approximately 78.7%, of this lending concentration. In terms of geographical concentrations, $219.4 million, or 44.4%, are secured by properties located in Queens County, $121.8 million, or 24.3%, in Kings County, $45.1 million, or 9.1%, in Bronx County, $39.3 million, or 7.9%, in Nassau County, $30.2 million, or 6.1%, in New York County, $20.7 million, or 4.2%, in Westchester County, $8.0 million, or 1.3%, in Hudson County and $6.8 million, or 1.4%, in Bergen County. All other concentrations by county, which account for 0.7% of this category, have balances of $1.0 million or less.

Nonresidential Loans. Nonresidential loans totaled $308.0 million, or 20.2% of the Bank’s total loan portfolio at December 31, 2022. Loans secured by nonresidential properties that represent the Bank’s third largest concentration. The three largest loans were $24.8 million, $10.5 million and $10.0 million. Of the total of $308.0 million in nonresidential loans, 78 loans have balances in excess of $1.0 million and account for $246.2 million, or approximately 79.9%, of this lending concentration. In terms of geographical concentrations, $61.6 million, or 20.0%, are secured by properties located in Bronx County, $60.3 million, or 19.6%, in Kings County, $55.2 million, or 17.9%, in Queens County, $40.3 million, or 13.1%, in Nassau County, $30.9 million, or 10.0%, in New York County, $12.7 million, or 4.1%, in Westchester County, $10.8 million, or 3.5%, in Passaic county, $9.8 million, or 3.2%, in Suffolk county, $7.0 million, or 2.3%, in Marietta County and $4.9 million, or 1.6%, in Bergen county. All other concentrations by county, which account for 4.2% of this category, have balances of $3.3 million or less.

In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $105.3 million, or 34.2% of the portfolio, industrial and warehouse at $68.3 million, or 22.2%, offices at $44.0 million, or 14.3%, hotels and motels at $38.1 million, or 12.4%, service, doctor, dentist, daycare and schools at $22.2 million, or 7.2%, restaurants at $8.6 million, or 2.8%, churches at $8.3 million, or 2.7%, medical, nursing home and hospital at $7.8 million, or 2.5%, and the rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors when originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal(s) of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and nonresidential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum LTVs on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses) and a DSCR of 1.20%. The maximum loan term ranges between 25 and 30 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages ─ with adjustments based on a spread currently ranging between 2.50% to 3.00% over the five-year FHLBNY rate.

Construction and Land Loans. Construction and land loans totaled $185.0 million, or 12.1%, of the Bank’s total loan portfolio at December 31, 2022, (43 projects), with $148.7 million consisting of multifamily residential (32 projects). In terms of geographical concentrations, $106.3 million, or 57.5%, are secured by properties located in Queens County, $20.3 million, or 11.0%, in Kings County, $17.3 million, or 9.4%, in Chestnut Hill County, $9.7 million, or 5.2%, in Bronx County, $7.0 million, or 3.8%, in Hudson county, $6.7 million, or 3.6%, in Nassau county, $6.2 million, or 3.4%, in Richmond county, $5.1 million, or 2.7%, in Suffolk county, $4.1 million, or 2.2%, in Westchester county and $2.3 million, or 1.2%, in New York County. At December 31, 2022, loans in process related to construction loans totaled $205.6 million.

The Bank’s typical construction loan has a term of up to 36 months and contains:

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

C&I Loans and Lines of Credit. C&I loans (excluding PPP loans) and lines of credit represent 2.6% of the Bank’s total loan portfolio at December 31, 2022. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) appropriated $349.0 billion for the PPP. On April 24, 2020, the PPP received another $310.0 billion in funding. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) appropriated another $284 billion for both first and second draw PPP loans bringing the total appropriations for PPP loans to $943.0 billion. The PPP ended on May 31, 2021. PPP loans that meet SBA requirements may be forgiven in certain circumstances, are fully guaranteed by the SBA, have an initial term of up to five years and earn interest at rate of 1%. The Bank continues to expect a significant portion of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Over the course of the PPP, the Bank originated a total of 5,340 PPP loans in the amount of $261.4 million. As of December 31, 2022, the Bank had 71 PPP loans outstanding totaling $20.0 million, or 1.3% of total loans. As of December 31, 2022, these loans had resulted in $11.7 million in deferred loan fees to be recognized over the life of the respective loans. Of this amount, $11.6 million has been recognized as processing fee income and $0.1 million remains to be recognized over the remaining life of the respective loans.

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans fluctuates based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2022, there were $19.1 million, or 1.3% of total loans, in unsecured consumer loans, of which $18.2 million comprised of 27,886 individual loans were outstanding and are held by the Bank pursuant to its arrangement with Grain. In addition, there were $0.5 million in loans with passbook collateral.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Total loans at beginning of year	$1,322,098	$1,172,053	$966,096	$929,761	$808,754
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	58,333	42,631	36,522	32,827	38,738
Owner-occupied	54,001	15,346	15,090	9,117	6,430
Multifamily residential	181,227	73,128	90,481	53,288	66,674
Nonresidential properties	89,370	65,463	34,154	37,975	72,926
Construction and land	231,334	109,294	81,465	69,240	55,295
Total mortgage loans	614,265	305,862	257,712	202,447	240,063
Nonmortgage loans:
Business (1)	6,325	122,254	89,110	1,175	5,101
Consumer (2)	3,898	59,760	30,050	755	697
Total nonmortgage loans	10,223	182,014	119,160	1,930	5,798
Total loans originated	624,488	487,876	376,872	204,377	245,861
Loans purchased:
Mortgage loans:
1-4 family residential
Investor-owned	—	5,845	—	—	—
Multifamily residential	—	5,540	—	—	—
Total loans purchased	—	11,385	—	—	—
Loans sold:
Mortgage loans:
1-4 family residential
Investor-owned	(3,040)	(5,661)	(781)	(3,520)	(1,759)
Owner-occupied	(311)	—	—	—	(2,502)
Multifamily residential	—	(2,299)	(2,748)	—	(535)
Nonresidential properties	(767)	(2,713)	(510)	(196)	(2,045)
Construction and land	(5,734)	(3,500)	—	—	—
Total mortgage loans	(9,852)	(14,173)	(4,039)	(3,716)	(6,841)
Total loans sold	(9,852)	(14,173)	(4,039)	(3,716)	(6,841)
Principal repayments and other	(411,066)	(335,043)	(166,876)	(164,326)	(118,013)
Net loan activity	203,570	150,045	205,957	36,335	121,007
Total loans at end of year	$1,525,668	$1,322,098	$1,172,053	$966,096	$929,761
(1)
For the years ended December 31, 2021 and 2020, business loans originated include $117.3 million and $85.3 million, respectively, of PPP loans. There were no PPP loans originated for the year ended December 31, 2022.
(2)
For the years ended December 31, 2022, 2021 and 2020, consumer loans originated include $3.2 million, $59.3 million and $29.5 million, respectively, of microloans pursuant to the Bank’s arrangement with Grain. No new loans were made by the Company after May 31, 2022.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2022
	One year or less	More than one year to five years	More than five years	Revolving	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$5,699	$6,961	$331,308	$—	$343,968
Owner-occupied	430	1,469	132,979	—	134,878
Multifamily residential	3,209	20,109	471,349	—	494,667
Nonresidential properties	128	52,436	255,479	—	308,043
Construction and land	135,548	49,470	—	—	185,018
Total mortgage loans	145,014	130,445	1,191,115	—	1,466,574
Nonmortgage loans:
Business loans (1)	16,032	21,869	2,064	—	39,965
Consumer loans (2)	40	931	—	18,158	19,129
Total nonmortgage loans	16,072	22,800	2,064	18,158	59,094
Total	$161,086	$153,245	$1,193,179	$18,158	$1,525,668
(1)
Includes $20.0 million of PPP loans at December 31, 2022.
(2)
Includes $18.2 million of loans which were outstanding and serviced by the Bank pursuant to its arrangement with Grain at December 31, 2022.

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$62,929	$275,340	$338,269
Owner-occupied	35,068	99,380	134,448
Multifamily residential	87,158	404,300	491,458
Nonresidential properties	57,191	250,724	307,915
Construction and land	49,470	—	49,470
Total mortgage loans	291,816	1,029,744	1,321,560
Nonmortgage loans:
Business loans (1)	12,125	11,808	23,933
Consumer loans (2)	19,089	—	19,089
Total nonmortgage loans	31,214	11,808	43,022
Total	$323,030	$1,041,552	$1,364,582
(1)
Includes $20.0 million of PPP loans at December 31, 2022.
(2)
Includes $18.2 million of microloans which were outstanding and serviced by the Bank pursuant to its arrangement with Grain at December 31, 2022.

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2022 was $71.5 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2022, the Bank complied with these loans-to-one borrower limitations.

At December 31, 2022, the Bank’s largest aggregate exposure to one borrower was $44.0 million with an outstanding balance of $8.5 million. The second and third largest exposures were $35.0 million and $28.0 million with outstanding balances of $10.3 million and $0.9 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $25.0 million, or 35.0% of the lending limit.

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

Mortgage Loans Held for Sale, at Fair Value. At December 31, 2022 and 2021, Mortgage World loans held for sale, at fair value, was $2.0 million and $15.8 million, respectively, included residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. Mortgage World’s intent was to sell these loans on the secondary market.

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

For the years ended December 31, 2022 and 2021, the Bank collected $0.1 million and $0.1 million, respectively, of interest income on non-accruing troubled debt restructured loans, of which $0.01 million and $0.01 million, respectively, was recognized into income. The remaining interest collected on non-accruing troubled debt restructured loans for these periods was applied as a principal reduction for the remaining life of the loan, or until the loan is deemed performing.

Delinquent Loans. The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$1,530	$78	$1,865	$321	$2,969	$1,096	$2,222	$1,507	$1,907
Owner-occupied	2,553	—	815	2,961	471	1,947	1,572	348	1,100
Multifamily residential	4,643	—	—	1,704	187	—	1,140	—	946
Nonresidential properties	4,246	607	—	934	1,168	—	—	—	3,272
Construction and land	—	4,100	7,567	—	—	—	—	—	—
Nonmortgage Loans:	—	—	—
Business	1,466	7,869	2,973	4,036	544	13	100	—	—
Consumer	1,267	1,119	—	2,570	1,759	5	497	316	175
Total	$15,705	$13,773	$13,220	$12,526	$7,098	$3,061	$5,531	$2,171	$7,400

	At December 31,
	2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$3,866	$—	$1,082	$6,539	$470	$—
Owner-occupied	3,405	—	1,295	1,609	574	995
Multifamily residential	3,921	—	—	995	—	—
Nonresidential properties	3	—	3,708	—	4	1,052
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	—	—	—	292	—	—
Consumer	—	—	—	—	—	—
Total	$11,195	$—	$6,085	$9,435	$1,048	$2,047

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans and non-accrual troubled debt restructured loans. There was no other real estate owned at the dates indicated. Non-accrual loans include non-accruing troubled debt restructured loans of $2.3 million, $2.5 million, $3.1 million, $3.6 million, and $3.6 million at December 31, 2022, 2021, 2020, 2019 and 2018, respectively. There were no accruing loans past due 90 days or more at the dates indicated.

	At December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$2,844	$3,349	$2,808	$2,312	$205
Owner-occupied	961	1,284	1,053	1,009	1,092
Multifamily residential	—	1,200	946	—	16
Nonresidential properties	—	2,163	3,776	3,555	706
Construction and land	7,567	917	—	1,118	1,115
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total nonaccrual loans (not including non-accruing troubled debt restructured loans)	$11,372	$8,913	$8,583	$7,994	$3,134

Non-accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$217	$234	$249	$467	$1,053
Owner-occupied	2,027	2,196	2,197	2,491	1,987
Multifamily residential	—	—	—	—	—
Nonresidential properties	93	100	654	646	604
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing troubled debt restructured loans	2,337	2,530	3,100	3,604	3,644
Total nonaccrual loans	$13,709	$11,443	$11,683	$11,598	$6,778

Accruing troubled debt restructured loans:
Mortgage loans:
1-4 family residential
Investor-owned	$2,207	$3,089	$3,378	$5,191	$5,192
Owner-occupied	1,328	2,374	2,505	2,090	3,456
Multifamily residential	—	—	—	—	—
Nonresidential properties	708	732	754	1,306	1,438
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	14	374
Consumer	—	—	—	—	—
Total accruing troubled debt restructured loans	$4,243	$6,195	$6,637	$8,601	$10,460
Total nonperforming assets and accruing troubled debt restructured loans	$17,952	$17,638	$18,320	$20,199	$17,238
Total nonperforming loans to total gross loans	0.90%	0.87%	1.00%	1.20%	0.73%
Total nonperforming assets to total assets	0.59%	0.69%	0.86%	1.10%	0.64%
Total nonperforming assets and accruing troubled debt restructured loans to total assets	0.78%	1.07%	1.35%	1.92%	1.63%

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

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Classified Loans:
Substandard	$21,499	$17,317	$20,508	$22,787	$18,665
Total classified loans	21,499	17,317	20,508	22,787	18,665
Special mention loans	9,735	13,798	19,546	17,355	14,394
Total classified and special mention loans	$31,234	$31,115	$40,054	$40,142	$33,059

Substandard loans increased $4.2 million, or 24.1%, to $21.5 million at December 31, 2022 compared to $17.3 million at December 31, 2021. The increase of substandard loans was primarily attributable to increase of $10.8 million in construction and land loans, offset by decreases of $3.3 million in multifamily loans, $2.2 million in nonresidential loans and $1.1 million in 1-4 family loans.

Special mention loans decreased $4.1 million, or 29.4%, to $9.7 million at December 31, 2022 compared to $13.8 million at December 31, 2021. The decrease was primarily attributable to decreases of $6.7 million in construction and land loans and $3.9 million in multifamily loans, offset by an increase of $5.9 in 1-4 family loans and $0.6 million in nonresidential loans.

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

At December 31, 2022, there were 23 loans modified as troubled debt restructured loans totaling $6.6 million. Of these, five troubled debt restructured loans, totaling $2.3 million, were included in non-accrual loans and the remaining 18 troubled debt restructured loans, totaling $4.2 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring and are accruing interest.

At December 31, 2021, there were 30 loans modified as troubled debt restructured loans totaling $8.7 million. Of these, six troubled debt restructured loans totaling $2.5 million were included in non-accrual loans and the remaining 24 troubled debt restructured loans, totaling $6.2 million, had been performing in accordance with their modified terms for a minimum of six months since the date of restructuring.

For the years ended December 31, 2022 and 2021, there were no loans modified to troubled debt restructured.

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
•
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

The Bank utilizes a risk-based approach to determine the appropriate adjustments for each qualitative factor. A matrix containing definitions of low, medium, and high-risk levels is used to assess the individual factors to determine their respective directional characteristics. These risk levels serve as the foundation for determining the individual adjustments for each factor for each pool of loans.

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

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance might result in a decrease in the allowance for loan losses, particularly for longer duration loan portfolios. The project team meets on a regular basis to determine the approach for implementation. This includes assessing the adequacy of existing loan and loss data, assessing models for default and loss estimates, conducting limited trial runs and analytical review through December 31, 2022, and to complete independent model valuation and documentation of processes and controls in the first quarter of 2023. Upon adoption, the Company anticipates that it would decrease the allowance to approximately $31.5 million for the loan portfolio and add a $0.7 million allowance for the held-to-maturity securities portfolio.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Allowance at beginning of year	$16,352	$14,870	$12,329	$12,659	$11,071
Provision (recovery) for loan losses	24,046	2,717	2,443	258	1,249
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	(8)	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	(38)	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	(724)	(34)
Consumer (1)	(6,659)	(1,342)	(6)	—	(14)
Total charge-offs	(6,659)	(1,380)	(6)	(732)	(48)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	156	8	—	23	1
Owner-occupied	39	45	—	—	250
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	4	9	9
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	94	84	95	110	122
Consumer (1)	564	8	5	2	5
Total recoveries	853	145	104	144	387
Net recoveries (charge-offs)	(5,806)	(1,235)	98	(588)	339
Allowance at end of year	$34,592	$16,352	$14,870	$12,329	$12,659
Allowance for loan losses as a percentage for nonperforming loans	252.33%	142.90%	127.28%	106.30%	186.77%
Allowance for loan losses as a percentage of total loans	2.27%	1.24%	1.27%	1.28%	1.36%
Net recoveries (charge-offs) to average loans outstanding during the year	(0.42%)	(0.09%)	0.01%	(0.06%)	0.04%
(1)
At December 31, 2022 and 2021, includes $6.7 million and $1.2 million of charge-offs and $0.6 million and $0.01 million of recoveries related to loans associated with Grain, respectively.

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

	At December 31,
	2022			2021			2020
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,863	11.16%	22.54%	$3,540	21.65%	24.01%	$3,850	25.90%	27.27%
Owner-occupied	1,723	4.98%	8.84%	1,178	7.20%	7.33%	1,260	8.47%	8.43%
Multifamily residential	8,021	23.19%	32.42%	5,684	34.76%	26.34%	5,214	35.06%	26.23%
Nonresidential properties	2,724	7.87%	20.19%	2,165	13.24%	18.13%	2,194	14.75%	18.68%
Construction and land	2,683	7.76%	12.13%	2,024	12.38%	10.19%	1,820	12.24%	9.03%
Total mortgage loans	19,014	54.96%	96.12%	14,591	89.23%	86.00%	14,338	96.42%	89.64%
Nonmortgage loans:
Business	120	0.35%	2.62%	306	1.87%	11.38%	254	1.71%	8.10%
Consumer	15,458	44.69%	1.26%	1,455	8.90%	2.62%	278	1.87%	2.26%
Total nonmortgage loans	15,578	45.04%	3.88%	1,761	10.77%	14.00%	532	3.58%	10.36%
Total	$34,592	100.00%	100.00%	$16,352	100.00%	100.00%	$14,870	100.00%	100.00%

	At December 31,
	2019			2018
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,503	28.42%	31.60%	$3,799	30.01%	32.61%
Owner-occupied	1,067	8.65%	9.52%	1,208	9.55%	9.98%
Multifamily residential	3,865	31.35%	25.90%	3,829	30.25%	25.01%
Nonresidential properties	1,849	15.00%	21.45%	1,925	15.20%	21.18%
Construction and land	1,782	14.45%	10.28%	1,631	12.88%	9.42%
Total mortgage loans	12,066	97.87%	98.75%	12,392	97.89%	98.20%
Nonmortgage loans:
Business	254	2.06%	1.13%	260	2.05%	1.69%
Consumer	9	0.07%	0.12%	7	0.06%	0.11%
Total nonmortgage loans	263	2.13%	1.25%	267	2.11%	1.80%
Total	$12,329	100.00%	100.00%	$12,659	100.00%	100.00%

At December 31, 2022, the allowance for loan and lease losses represented 2.27% of total gross loans and 252.33% of nonperforming loans compared to 1.24% of total loans and 142.90% of nonperforming loans at December 31, 2021. The allowance for loan and lease losses increased to $34.6 million at December 31, 2022 from $16.4 million at December 31, 2021, of which $15.4 million related to Grain. There were $5.8 million and $1.2 million in net charge-offs during the year ended December 31, 2022 and 2021, respectively.

Although the Bank believes that it uses the best information available to establish the ALLL, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, although the Bank believes that it has established the ALLL in conformity with GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the ALLL. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ALLL may not be adequate and increases may be necessary should the quality of any loan or lease deteriorate as a result of the factors discussed above. Any material increase in the ALLL may adversely affect the Bank’s financial condition and results of operations.

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

At December 31, 2022 and 2021, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and the FHLBNY stock. At December 31, 2022 and 2021, the Bank owned $24.7 million and $6.0 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2022		2021		2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$—	$—	$—	$—	$16,373	$16,354	$20,924	$20,515
U.S. Government Bonds	2,985	2,689	2,981	2,934	—	—	—	—	—	—
US Treasury	—	—	—	—	—	—	—	—	4,997	4,995
Corporate Bonds	25,824	23,359	21,243	21,184	10,381	10,463	—	—	—	—
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	44,503	37,777	18,845	18,348	—	—	—	—	—	—
FHLMC Certificates	11,310	9,634	—	—	3,201	3,196
FNMA Certificates	67,199	55,928	71,930	70,699	3,506	3,567	4,680	4,659	778	759
GNMA Certificates	122	118	175	181	263	272	482	491	870	875
Total available-for-sale securities	$151,943	$129,505	$115,174	$113,346	$17,351	$17,498	$21,535	$21,504	$27,569	$27,144
Held-to-Maturity Securities:
U.S. Agency Bonds	$35,000	$34,620	$—	$—	$—	$—	$—	$—	$—	$—
Corporate Bonds	82,500	78,738	—	—	—	—	—	—	—	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	235,479	230,113	—	—	—	—	—	—	—	—
FHLMC Certificates	4,120	3,852	934	914	1,743	1,722	—	—	—	—
FNMA Certificates	131,918	126,691	—	—	—	—	—	—	—	—
SBA Certificates	21,803	21,837	—	—	—	—	—	—	—	—
Total held-to-maturity securities	$510,820	$495,851	$934	$914	$1,743	$1,722	$—	$—	$—	$—

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

During the year ended December 31, 2022, the Company invested primarily in held-to-maturity securities utilizing the $225.0 million the Company received from the issuance of preferred stock to the U.S. Treasury pursuant to its Emergency Capital Investment Program and from cash received from deposits made by its customers.

At December 31, 2022 and 2021, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2022 and 2021, the Bank had mortgage-backed securities with a carrying value of $516.5 million and $91.9 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	—	$2,985	0.90%	$—	—	$—	—	$2,985	$2,689	0.90%
Corporate Bonds	—	—	4,000	0.80%	21,824	4.20%	—	—	25,824	23,359	3.67%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—	—	—	44,503	1.60%	44,503	37,777	1.60%
FHLMC Certificates	—	—	—	—	—	—	11,310	1.60%	11,310	9,634	1.60%
FNMA Certificates	40	1.48%	—	—	3,334	1.99%	63,825	1.60%	67,199	55,928	1.62%
GNMA Certificates	—	—	—	—	—	—	122	1.60%	122	118	1.60%
Total available-for-sale securities	$40	1.48%	$6,985	0.84%	$25,158	3.90%	$119,760	1.60%	$151,943	$129,505	1.95%
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	—	$35,000	4.66%	$—	—	$—	—	35,000	$34,620	4.66%
Corporate Bonds	—	—	75,000	4.62%	7,500	3.33%	—	—	82,500	78,738	4.50%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	3,497	3.44%	—		231,982	3.77%	235,479	230,113	2.88%
FHLMC Certificates							4,120	4.39%	4,120	3,852	4.39%
FNMA Certificates	—	—	—	—	9,402	3.45%	122,516	4.49%	131,918	126,691	4.42%
SBA Certificates	$—	—	$—	—	$—	—	$21,803	5.06%	21,803	$21,837	5.06%
Total held-to-maturity securities	$—	—	$113,497	4.60%	$16,902	3.40%	$380,421	4.08%	$510,820	$495,851	3.77%

(1)
Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank receives funds from large deposits made from corporations, nonprofits, and large banks. The Bank also uses borrowings, primarily from the FHLBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. In addition, the Bank receives funds from scheduled loan payments, investment principal and interest payments, maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$30,151	2.34%	0.22%	$30,851	2.59%	0.35%	$29,792	3.31%	0.51%
Money market	393,555	30.55%	1.59%	310,611	26.06%	0.38%	207,454	23.05%	0.90%
Savings	138,137	10.72%	0.09%	133,244	11.18%	0.11%	118,956	13.22%	0.12%
Certificates of deposit	382,022	29.65%	0.91%	430,164	36.09%	0.99%	379,276	42.14%	1.73%
Interest-bearing deposits	943,865	73.26%	1.05%	904,870	75.92%	0.63%	735,478	81.72%	1.19%
Non-interest bearing demand (1)	344,505	26.74%	—%	287,008	24.08%	—%	164,555	18.28%	—%
Total deposits	$1,288,370	100.00%	0.77%	$1,191,878	100.00%	0.48%	$900,033	100.00%	0.97%
(1)
For the year ended December 31, 2021, includes $122.0 million of liabilities related to the deposit of funds for subscriptions for the Company’s common stock in connection with its second-step conversion.

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance	$1,204,716	$1,029,579	$782,043
Net deposits before interest credited	37,746	169,466	238,786
Interest credited	9,950	5,671	8,750
Net increase in deposits	47,696	175,137	247,536
Ending balance	$1,252,412	$1,204,716	$1,029,579

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2022	2021	2020
	(in thousands)
Interest Rate:
0.05% - 0.99%	$161,070	$319,684	$150,152
1.00% - 1.49%	31,228	44,411	85,958
1.50% - 1.99%	17,659	17,012	45,405
2.00% - 2.49%	33,737	40,671	103,301
2.50% - 2.99%	29,170	5,544	18,123
3.00% and greater	103,754	2,157	4,048
Total	$376,618	$429,479	$406,987

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2022.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$55,189	$20,099	$38,461	$47,321	$161,070	42.76%
1.00% - 1.49%	21,472	984	6,582	2,190	31,228	8.29%
1.50% - 1.99%	10,593	4,160	2,906	—	17,659	4.69%
2.00% - 2.49%	24,648	4,148	4,863	78	33,737	8.96%
2.50% - 2.99%	14,352	8,741	5,980	97	29,170	7.75%
3.00% and greater	33,532	20,095	9,916	40,211	103,754	27.55%
Total	$159,786	$58,227	$68,708	$89,897	$376,618	100.00%

At December 31, 2022, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $212.7 million. The following table sets forth the maturity of those certificates as of December 31, 2022.

At December 31,
Maturity Period:	(in thousands)
Three months or less	$46,383
Over three months through six months	33,609
Over six months through one year	72,962
Over one year to three years	45,143
Over three years	14,586
Total	$212,683

At December 31, 2022, certificates of deposit equal to or greater than $250,000 totaled $70.1 million of which $48.7 million matures on or before December 31, 2023. At December 31, 2022, passbook savings accounts and certificates of deposit with a passbook feature totaled $130.0 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2022 and 2021 the Bank had $517.4 million and $106.3 million of outstanding FHLBNY advances, respectively. Additionally, the Bank has two unsecured lines of credit in the amount of $90.0 million and $25.0 million with two correspondent banks, under which there was nothing outstanding at December 31, 2022 and 2021, respectively. The Bank also had a guarantee from the FHLBNY through letters of credit in an amount of up to $21.5 million each at December 31, 2022 and 2021.

Warehouse Line of Credit. Mortgage World had maintained two warehouse lines of credit with financial institutions for the purpose of funding the originations and sale of residential mortgages. One of the warehouse line of credit had an unused line of credit of 10.0 million at December 31, 2022 and was terminated on February 7, 2023. The other warehouse line of credit was terminated on March 31, 2022. These loans are now funded by the Bank.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2022	2021	2020
	(Dollars in thousands)
FHLBNY Advances:
Balance outstanding at end of period	$517,375	$106,255	$117,255
Average amount outstanding during the period	206,969	108,005	116,947
Maximum outstanding at any month-end during the period	517,375	109,255	152,284
Weighted average interest rate during the period	3.00%	2.02%	2.03%
Weighted average interest rate at the end of the period	3.90%	2.02%	1.90%

Warehouse Lines of Credit:
Balance outstanding at end of period	$—	$15,090	$29,961
Average amount outstanding during the period	—	11,675	8,461
Maximum outstanding at any month-end during the period	—	16,385	29,961
Weighted average interest rate during the period	—	3.29%	3.34%
Weighted average interest rate at the end of the period	—	3.21%	3.37%

Subsidiaries

At December 31, 2022, the Company had one operating subsidiary, Ponce Bank, and Ponce Bank had one subsidiary, Ponce de Leon Mortgage Corp., a New York State chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey. Ponce Bank had another subsidiary, PFS Services, Corp., which was merged into Ponce de Leon Mortgage Corp. on December 31, 2021.

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

Mortgage World was a mortgage banking entity which primarily operated in the New York City metropolitan area. It was a Federal Housing Administration (“FHA”) approved Title II lender. To maintain its license, Mortgage World needed to comply with certain regulations set forth by the U.S. Department of Housing and Urban Development (“HUD”). Mortgage World was subject to the comprehensive regulation and examination of the New York State Department of Financial Services ("NYDFS"). The business operated by Mortgage World was integrated as a division of Ponce Bank effective January 26, 2022, and ceased to be separately regulated as a mortgage banking entity by the NYDFS at that time. Mortgage World ceased to conduct business as a separate entity and is now operated as a division of the Bank.

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

At December 31, 2022 and 2021, the Bank’s capital exceeded all applicable requirements. See Note 15, “Regulatory Capital Requirements” of the Notes to the accompanying Consolidated Financial Statements for additional information.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2022, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2022, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2022, the Bank satisfied the QTL test.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2022, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

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

Securities and Exchange Commission Proposal

On March 21, 2022, the SEC proposed new rules (the "Proposal") that, if finalized, will require reporting companies, such as the Company, to disclose climate-related risks, metrics, and other information in their audited financial statements, registration statements, annual reports (such as Form 10-K) and other SEC filings. The Proposal builds upon earlier SEC climate risk disclosure guidance and in many ways draws upon recommendations by the Task Force on Climate-Related Financial Disclosures, as well as accounting and reporting standards from the Greenhouse Gas Protocol. Through these approaches, the SEC says it is seeking to provide a "consistent, comparable, and reliable" structure for the measurement, tracking, and reporting of greenhouse gas ("GHG") risks and emissions. Even for companies currently tracking GHG emissions, it is likely that the Proposal will not only materially increase requirements associated with tracking and quantification of GHGs, but also impose further layers of disclosure obligations. For those companies that do not currently measure, track and report such metrics, the new rules likely will present a significant and potentially costly new disclosure regime that could require major management and reporting changes. For all reporting companies, compliance with the breadth of the Proposal will require significant coordination between a business's operational, financial, and environmental functions. The Proposal establishes different levels of compliance and timing of the effectiveness of compliance for reporting companies. For SEC purposes, the Company is presently a smaller reporting company which would currently give it the more time than larger issuers to comply with the Proposal if it is adopted in its current form. No assurance can be given what, if any, form the final regulation may take.

Loss of Emerging Growth Company Status

The Company ceased to qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”) effective December 31, 2022.

Although the Company is no longer an emerging growth company, so long as it remains a “smaller reporting company” under SEC regulations (public float less than $250 million of voting and non-voting equity held by non-affiliates) and a non-accelerated filer (annual revenues of less than $100 million), it is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and has the right to provide scaled disclosure in its periodic reports and proxy statements with respect to a number of disclosure requirements.

Taxation

The Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

For the year ended December 31, 2022, the Company was subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2019.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. For the year ended December 31, 2022, the Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Bank, did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2022, the Bank has a federal NOL carryforwards of $13.1 million.

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

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $60.9 million for New York State purposes and $33.9 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2022, the Bank has federal net operating loss carryforward of $13.1 million, Connecticut net operation loss carryforward of $0.1 million and New Jersey net operating loss carryforward of $0.5 million.

Item 1A. Risk Factors.

Summary

Specific risks related to our business include, but are not limited to, those related to: (1) the Russia-Ukraine conflicts; (2) inflationary pressures; (3) our planned increase in multifamily, nonresidential and construction and land lending and the unseasoned nature of these loans; (4) residential property and investor-owned properties; (5) loans that we make through our FinTech partnerships, including Grain; (6) our allowance for loan losses; (7) local and national economic conditions, including conditions specific to the banking industry; (8) environmental liability risks; (9) our SBA PPP lending; (10) our ability to achieve and manage our growth strategy; (11) our minority investments in financial technology related companies; (12) competition within the financial services industry, nationally and within our market area and that our small size makes it more difficult to compete; (13) our implementation of new lines of business or offering new products and services; (14) our reliance on our management team; (15) changes in interest rates and the valuation of securities held by us; (16) changes in and compliance with laws and regulations; (17) operational risks including technology, cybersecurity and reputational risks; (18) changes in accounting standards and in management’s estimates and assumptions; (19) our liquidity management; (20) dilution of our stockholders’ ownership interests from our 2018 Equity Incentive Plan and likely new stock-based benefit plans; (21) societal responses to climate change; and (22) the gentrification of our markets.

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

We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions, could have a material adverse effect on the global, U.S. and local economics.

The information contained in this section is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

Risks Related to our Lending Activities.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2022, $987.7 million, or 64.7%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $722.6 million, or 54.7%, of our loan portfolio at December 31, 2021. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2022, 40,473 loans with an aggregate balance of $1.37 billion are to borrowers with only one loan. Another 190 loans are to borrowers with two loans each with a corresponding aggregate balance of $137.4 million. In addition, there are 7 borrowers with three loans each with a corresponding aggregate balance of $18.3 million and two borrowers with four loans with an aggregate balance of $1.1 million.

During periods of slower economic growth or challenging economic periods like those resulting from the COVID-19 pandemic, small to medium-sized businesses, which make up the majority of our customers, may be impacted more severely and more quickly than larger businesses.

Inflationary Pressures and Rising Prices for Goods and Services, Including Energy.

Inflation rose sharply at the end of 2022 and has continued rising in 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of many of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $265.1 million, or 36.7%, to $987.7 million at December 31, 2022 from $722.6 million at December 31, 2021 and increased approximately $90.4 million, or 14.3%, to $722.2 million at December 31, 2021 from $632.2 million at December 31, 2020. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2022 and 2021, one-to-four family residential real estate loans amounted to $478.8 million and $414.3 million, or 31.4% and 31.3%, respectively, of our total loan portfolio. Of these amounts, $344.0 million and $317.3 million, or 71.8% and 76.6%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

The Company’s net income and earnings per share for the year ended December 31, 2022 have been adversely affected by a significant write-off and write-down related to its relationship with Grain Technologies, Inc. The Company’s results may be further adversely affected as a result of its lending relationship with Grain.

As discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Annual Report on Form 10-K, the Company has taken a significant write-off and write-down related to microloans originated by FinTech startup company Grain as a result of cyber fraud in the application for microloans originated by Grain. Under the terms of its agreement with Grain, if a microloan originated by Grain is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain were accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” During the year ended December 31, 2022, the Company has assessed the collectability of the remaining Grain Receivable and has determined that it is appropriate to write-off the receivable in its entirety for a total write-off of $16.9 million - $8.0 million during the first quarter, $1.5 million during the second quarter, $7.9 million during the third quarter, offset by a recovery of $0.5 million during the fourth quarter of 2022. Additionally, the Company has written-off its equity investment in Grain of $1.0 million.

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

At December 31, 2022 and 2021, our allowance for loan losses totaled $34.6 million and $16.4 million, which represented 2.27%, and 1.24% of total loans, respectively. Included in the allowance for loan losses were $15.4 million and 1.4 million related to Grain at December 31, 2022 and 2021, respectively. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

Current Expected Credit Loss, or CECL, became effective for Ponce Financial and Ponce Bank on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses.

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

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy could have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing their loans, which could adversely impact our net interest income. Any deterioration in economic conditions, such as those that could resulted from the Russia—Ukraine conflict, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, including the Russia—Ukraine conflict, a pandemic, or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing their loans, which could negatively affect our financial performance.

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

We originated 5,340 PPP loans, of which 71 loans totaling $20.0 million were outstanding at December 31, 2022. The PPP loans are subject to the provisions of the CARES Act and to complex rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our remaining PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

As part of our business strategy, we have made minority investments in technology related companies, and may from time to time make or consider making similar additional investments. At December 31, 2022, the Company had written-off its entire $1.0 million investment in Grain. We may not be able to influence the activities of companies in which we invest and may suffer additional losses in the future due to these activities.

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

Our non-interest expense totaled $85.8 million and $57.1 million for the years ended December 31, 2022 and 2021, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 117.53% and 61.13% for the years ended December 31, 2022 and 2021, respectively. Our efficiency ratio for the year ended December 31, 2022 improved compared with prior year due to the inclusion of $17.9 million Grain write-off and write-down of Grain receivable and a $5.0 million of contribution to the Ponce De Leon Foundation. Our efficiency ratio for the year ended December 31, 2021 improved compared with prior year due to the inclusion of $20.3 million in one-time gains, net of expenses, as a result of the sale and leaseback of real property. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

We have received an investment under the Emergency Capital Investment Program (“ECIP”) from the U.S. Treasury, in exchange for the issuance of senior perpetual preferred stock, which preferred stock has certain rights and preferences as compared to shares of our common stock. We are subject to certain contractual and regulatory restrictions under the ECIP which may hinder our operations.

On June 7, 2022, the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates.

Holders of Preferred Stock generally do not have any voting rights, with the exception of voting rights on certain matters as outlined in the Certificate of Designations. The Treasury is the holder of the Preferred Stock and a governmental entity, and the Treasury may hold interests that are different from a private investor in exercising its voting and other rights. In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock.

We may be dependent on borrowings from the FHLBNY to grow our lending activities, which may negatively impact our results of operations.

In recent periods, we have relied on non-core funding sources, primarily borrowings from the FHLBNY, to fund a portion of our lending activities when we do not have sufficient core deposits. Borrowings from the FHLBNY are generally higher cost as compared to core deposits, which will generally lead to decreases in our net interest margin and lower net revenues. Additionally, the Bank’s FHLBNY membership does not represent a legal commitment to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FHLBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. If we are unable to obtain funding through the FHLBNY, we may be forced to seek additional alternative funding sources, which may be higher cost, in order to fund our loan growth.

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

Risks Related to Interest Rates.

Interest rates are rising and expected to continue to rise and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 4.50%-4.75% during its January 31, 2023 to February 1, 2023 meeting, the eighth consecutive rate hike since March 2022, and increasing borrowing costs. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing characteristics, and balances of the different types of our interest-earning assets and interest-bearing liabilities. Interest rate risk management techniques are not exact. From time to time, we reposition a portion of our investment securities portfolio in an effort to better position our balance sheet for potential changes in short-term rates. We employ the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

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

In addition, the recent rate increase of 425 basis points combined with the outlook of future rate increases in an attempt to curb inflation, can affect the average life of loans and mortgage-backed and related securities. A rise in interest rates may result in lower demand for loans and mortgage-backed and related securities as borrowers may reduce their debts due to the higher costs of borrowings.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2022, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 3.76% decrease in EVE and a 1.72% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2022 and 2021, our securities portfolio totaled $640.3 million and $114.3 million, which represented 27.7% and 6.9% of total assets, respectively. The securities portfolio as of December 31, 2022 and 2021 were classified as available-for-sale in the amount of $129.5 and $113.3 million and held-to-maturity in the amount of $510.8 million and $0.9 million, respectively. A decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary impairment (“OTTI”). For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for debt securities is recognized in other comprehensive income net of applicable taxes for all securities classified as available-for-sale. A decline in the market value of our securities portfolio could adversely affect our earnings.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

The Company is a smaller reporting company. For as long as the Company continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a smaller reporting company and a non-accelerated filer, the Company is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. We are also subject to risks related to the cyber vulnerabilities of our partners. We may experience negative impacts to our financial condition and results of operations if our partners are subject to cyber fraud or other security breaches, as we have experienced in our partnership with Grain.

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

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and has risen in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. A worsening of business and economic conditions, or persistent inflationary pressures or supply chain disruptions, generally or specifically in the principal markets in which we conduct business could have adverse effects, including the following:

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

Although economic conditions have improved in most of our markets, we continue to focus on growing earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2023, including as a result of issues of national security, international conflicts, inflation and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

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

Other Risks Related to Our Business and Industry Generally

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board has announced that it will provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to address these issues. The Company maintains a diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2022, 61.1% of our deposits are estimated to be FDIC-insured, and an additional 1.1% of deposits were fully collateralized. The average account size of our consumer deposits is less than $30,000, and the average account size of our business deposits is less than $60,000.

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

Stockholders previously approved the PDL Community Bancorp 2018 Long-Term Incentive Plan. During the years ended December 31, 2022 and 2021, the Company recognized in $1.6 million and $1.4 million, respectively, in non-interest expense relating to this stock benefit plan, and we will recognize additional expenses in the future as additional grants are made and awards vest.

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

The Company intends to adopt one or more new stock-based benefit plans. These plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience dilution in ownership interest in the event newly issued shares of our common stock are used to fund the stock-based benefit plan.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2022, the net book value of the Company’s office properties including leasehold improvements was $14.2 million, and the net book value of its furniture, fixtures and other equipment and software was $3.3 million. The Company’s and Bank’s executive offices are located at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Company’s offices as of December 31, 2022.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(in thousands)
Main Office:
2244 Westchester Avenue	Leased	2021	$302
Bronx, NY 10462
Other Properties:
980 Southern Blvd.	Leased	1990	800
Bronx, NY 10459

37-60 82nd Street	Leased	2021	—
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	741
Bronx, NY 10452

169 Smith Street	Leased	2021	—
Brooklyn, NY 11201

207 East 106th Street	Leased	2006	1,488
New York, NY 10029

2244 Westchester Avenue	Leased	2021	—
Bronx, NY 10462

5560 Broadway	Leased	2021	1,584
Bronx, NY 10463

3405 Broadway	Leased	2001	829
Astoria, NY 11106

3821 Bergenline Avenue	Leased	2021	—
Union City, NJ 07087

1900 Ralph Avenue	Leased	2007	518
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,431
Brooklyn, NY 11214

100-20 Queens Boulevard	Leased	2010	234
Forest Hills, NY 11375

319 1st Avenue	Leased	2010	540
New York, NY 10003

32-75 Steinway Street	Leased	2020	128
Astoria, NY 11103

2612 East 16th Street	Leased	2020	—
Brooklyn, NY 11235

42 South Washington Avenue	Leased	2020	—
Bergenfield, NJ 07621

135-14 Northern Blvd.	Owned	2020	3,598
Flushing, NY 11354

189-10 Hillside Avenue	Leased	2020	—
Hollis, NY 11423
			$14,193

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

The number of stockholders of record of the Company’s common stock as of March 16, 2023 was 379. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

To date, the Company (or its predecessor PDL Community Bancorp) has not paid any dividends to its stockholders. We have no current plan or intention to pay cash dividends to our common stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and common stockholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Company’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

We will file a consolidated federal tax return. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. The Company closed a private placement of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 for an aggregate purchase price equal to $225.0 million in cash, to the Treasury pursuant to the ECIP. The Preferred Stock will have a priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Regulation and Supervision—Holding Company Regulations—Dividends and Stock Repurchases.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and earnings from the investment of funds held by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the OCC impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 7, 2022, the Company issued 225,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 for the capital investment of $225.0 million from the Treasury under the ECIP. For additional information, see Note 2, “Preferred Stock Issuance; Plan of Conversion and Stock Offering,” to the accompanying Financial Statements.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K. Discussion and analysis of our 2021 fiscal year specifically, as well as the year-over-year comparison of our 2021 financial performance to 2020, are located under Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, which is available on our investor relations website at poncebank.gcs-web.com and the SEC's website at sec.gov.

Overview

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

We have made significant investments over the last several years in adding experienced bankers, expanding our lending and relationship staff, absorbing the costs of being a public company, upgrading technology and facilities. These investments have increased our operating expenses during those periods. However, during those same periods, we have been able to significantly grow the Bank’s loan portfolio while maintaining a moderate risk profile and strengthening its capital.

Abrupt changes in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. Conversely, decreases in interest rates may have a favorable effect on our net interest income and net economic value, which in turn would likely have a positive effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would react inversely to instantaneous changes in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

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

The table below includes references to the Company's net (loss) income and (loss) earnings per share for the years ended December 31, 2022 and 2021 before loss (gain) on sale of premises and equipment and the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net (loss) income amount and

(loss) earnings per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net (loss) income and (loss) earnings per share is provided below.

Non-GAAP Reconciliation – Net Income Before (Loss) Gain on Sale of Premises and Equipment and Contribution to the Ponce De Leon Foundation (Unaudited)

	For the Years Ended December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Net (loss) income - GAAP	$(30,001)	$25,415
Loss (gain) on sale of premises and equipment	436	(20,270)
Contribution to the Ponce De Leon Foundation	4,995	—
Income tax (benefit) provision	(1,141)	4,257
Net (loss) income - non-GAAP	$(25,711)	$9,402

(Loss) earnings per common share (GAAP) (1)	$(1.32)	$1.52

(Loss) earnings per common share (non-GAAP) (1)	$(1.13)	$0.56

(1)
(Loss) earnings per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding during the years ended December 31, 2022 and 2021, (22,690,943 shares and 16,744,561 shares, respectively).

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 71 loans totaling $20.0 million were outstanding at December 31, 2022. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2022, the average authorized loan size was $282,000 and the median authorized loan size was $15,000. The Bank, which is designated as both a CDFI and a Minority Depository Institution MDI, originated 5,340 PPP loans in the amount of $261.4 million, which, based upon information provided by the SBA, significantly exceeded the reported average performance of banks in our peer group.

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

The ECIP investment by the Treasury is part of a program to invest over $8.7 billion into CDFI or MDI, of which Ponce Bank is both. The ECIP is intended to incentivize CDFIs and MDIs to provide loans, grants, and forbearance to small businesses, minority-owned businesses, and consumers in low-income and underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic.

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

Ponce De Leon Foundation.

On January 27, 2022, the Company made a $5.0 million contribution to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in non-interest expense for the year ended December 31, 2022, in the accompanying Consolidated Statements of Operations.

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

In establishing these lines of credit, the Company reserved the right to modify borrowers’ credit limits at its sole discretion. The Company continues to balance its risks as needed and continue to support a wide base of customers. Based on the overall performance of the Grain portfolio, as well as current economic factors, the Company reduced the amount of credit available to Grain application customers on a uniform and program-wide basis, with each borrower’s credit limit reduced to the amount that was outstanding under that borrower’s line of credit. The Company also reserved the right to make further modifications to credit limits as it may deem appropriate under the circumstances, whether on a program-wide or individual basis. No new loans were made by the Company after May 31, 2022.

At December 31, 2022, the Bank had 27,886 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $18.2 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by a $15.4 million allowance for loan losses, resulting in $2.8 million in Grain microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through December 31, 2022, 45,322 microloans amounting to $25.5 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $17.5 million of the Grain Receivable for the year ended December 31, 2022 and received $6.2 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company has also written-off its equity investment in Grain of $1.0 million. As of December 31, 2022, the Company’s total remaining exposure to Grain was $2.8 million of the remaining microloans, net of allowance for loan losses excluding $0.4 million of unused commitments available to Grain borrowers and $1.4 million of security deposits by Grain borrowers. The $16.9 million write-off and write-down, net of $0.5 million of recoveries for the year ended December 31, 2022 is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technologies, Inc. ("Grain") Total Exposure as of December 31, 2022
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-December 31, 2022)	$25,467
Write-downs, net of recoveries (year to date as of December 31, 2022)	(17,455)
Cash receipts from Grain (inception-to-December 31, 2022)	(6,186)
Grant/reserve (inception-to-December 31, 2022)	(1,826)
Net receivable as of December 31, 2022	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of December 31, 2022	$18,158
Allowance for loan losses as of December 31, 2022 (1)	(15,415)
Microloans, net of allowance for loan losses as of December 31, 2022	$2,743
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of December 31, 2022	$—
Total exposure to Grain as of December 31, 2022	$2,743

(1) Includes $0.03 million for allowance for unused commitments on the $0.4 million of unused commitments available to Grain originated borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.4 million of security deposits by Grain originated borrowers.

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

Vision 2025 Evolves

The Company has deployed a Fintech-based small business automated lending technology in partnership with LendingFront Technologies, Inc. The technology is a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application has full loan origination and servicing capabilities and is integrated with Salesforce. All Commercial Relationship Officers and Business Development Managers will utilize these capabilities. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of December 31, 2022, the Company had $156.7 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

On October 1, 2022, Ponce Bank entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under this agreement, Ponce Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.31 billion in assets, $1.49 billion in loans receivables, net of allowance for loan losses of

$34.6 million, and $1.25 billion in deposits at December 31, 2022, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

On June 7, 2022, the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 for an aggregate purchase price equal to $225.0 million in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. Holders of Preferred Stock generally do not have any voting rights, with the exception of voting rights on certain matters as outlined in the Certificate of Designations. The Company has the option to redeem the shares of Preferred Stock (i) in whole or in part on any dividend payment date on or after June 15, 2027, or (ii) in whole but not in part at any time within ninety days following a Regulatory Capital Treatment Event, as defined below, in each case at a cash redemption price equal to the liquidation amount, with an amount equal to any dividends that have been declared but not paid prior to the redemption date. The Company may not redeem shares of Preferred Stock without having received the prior approval of the appropriate Federal banking agency for the Company, as defined in Section 3(q) of the Federal Deposit Insurance Act, to the extent required under applicable capital rules. Such redemptions are subject to certain conditions and limitations. In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

A “Regulatory Capital Treatment Event” means a good-faith determination that, as a result of (i) any amendment to, or change in, the laws, rules or regulations of the United States or any political subdivision of or in the United States (including, for the avoidance of doubt, any agency or instrumentality of the United States, including the Federal Reserve and other appropriate federal bank regulatory agencies) that is enacted or becomes effective after the initial issuance of any share of the Preferred Stock; (ii) any proposed change in those laws, rules or regulations that is announced after the initial issuance of any share of the Preferred Stock; or (iii) any official administrative or judicial decision or administrative action or other official pronouncement interpreting or applying those laws, rules or regulations or policies with respect thereto that is announced or becomes effective after the initial issuance of the Preferred Stock, there is more than an insubstantial risk that we will not be entitled to treat the full liquidation preferences of the shares of Preferred Stock then outstanding as “Additional Tier 1 Capital” (or its equivalent) for purposes of the capital adequacy standards of Federal Reserve Regulation Q, 12 C.F.R. Part 217 (or, as and if applicable, the successor capital adequacy guidelines, rules or regulations of the Federal Reserve or the capital adequacy guidelines, rules or regulations of any successor appropriate federal banking agency), as then in effect and applicable, for as long as any share of Preferred Stock is outstanding.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total consolidated assets increased $658.5 million, or 39.8%, to $2.31 billion at December 31, 2022 from $1.65 billion at December 31, 2021. The increase in total assets is largely attributable to an increase of $509.9 million resulting from the purchases in held-to-maturity securities utilizing the $225.0 million received from the issuance of Preferred Stock to the Treasury pursuant to its ECIP. The increase in total assets is further impacted by increases of $188.0 million in net loans receivable (inclusive of a $116.70 million net decrease in PPP loans) $33.4 million in right of use assets, $18.7 million in FHLBNY stock, $16.2 million resulting from the purchase of available-for-sale securities and $12.3 million in deferred tax assets. This increase is partially offset by decreases of $99.5 million in cash and equivalents, $13.9 million in mortgage loans held for sale, at fair value and $6.2 million in other assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $99.5 million, or 64.7%, to $54.4 million at December 31, 2022, compared to $153.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily the result of purchases of securities, mostly held to maturity securities, net purchases of FHLBNY stock, an increase in net loans, a contribution to the Ponce De Leon Foundation and a decrease in advances of warehouse lines of credit. The decrease in cash and cash equivalents was offset from proceeds for the issuance of Preferred Stock to the Treasury, proceeds from advances from the FHLBNY, an increase in net deposits, proceeds from maturities/calls of securities and the sale of loans.

Securities. The composition of securities at December 31, 2022 and 2021 and the amounts maturing of each classification are summarized as follows:

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,985	2,689	2,981	2,934
More than five years through ten years	—	—	—	—
	2,985	2,689	2,981	2,934
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More than one year through five years	4,000	3,710	4,445	4,381
More than five years through ten years	21,824	19,649	16,798	16,803
	25,824	23,359	21,243	21,184
Mortgage-Backed Securities	123,134	103,457	90,950	89,228
Total Available-for-Sale Securities	$151,943	$129,505	$115,174	$113,346

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	35,000	34,620	—	—
More than five years through ten years	—	—	—	—
	35,000	34,620	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	75,000	71,328	—	—
More than five years through ten years	7,500	7,410	—	—
	82,500	78,738	—	—
Mortgage-Backed Securities	393,320	382,493	934	914
Total Held-to-Maturity Securities	$510,820	$495,851	$934	$914

The Company securities portfolio increased $509.9 million in held-to-maturity and $16.2 million in available-for-sale during the year ended December 31, 2022. The increase was mainly attributable to $528.9 million in held-to-maturity securities and $58.4 million in available-for-sale securities that were purchased during the year ended December 31, 2022. The increase was offset primarily by $34.9 million in principal payments, $20.6 million in unrealized loss and two available-for-sale securities in the amount of $5.4 million that matured and/or were called during the year ended December 31, 2022. There were no held-to-maturity securities and available-for-sale securities sold during the years ended December 31, 2022.

During the year ended December 31, 2022, the Company invested primarily in held-to-maturity securities utilizing the $225.0 million the Company received from the issuance of preferred stock to the Treasury pursuant to its ECIP and from cash received from deposits made by its customers.

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2022 and 2021 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2022		December 31, 2021		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$343,968	22.6%	$317,304	24.1%	$26,664	8.4%
Owner-Occupied	134,878	8.8%	96,947	7.3%	37,931	39.1%
Multifamily residential	494,667	32.4%	348,300	26.3%	146,367	42.0%
Nonresidential properties	308,043	20.2%	239,691	18.1%	68,352	28.5%
Construction and land	185,018	12.1%	134,651	10.2%	50,367	37.4%
Total mortgage loans	1,466,574	96.1%	1,136,893	86.0%	329,681	29.0%
Nonmortgage loans:
Business loans (1)	39,965	2.6%	150,512	11.4%	(110,547)	(73.5%)
Consumer loans (2)	19,129	1.3%	34,693	2.6%	(15,564)	(44.9%)
	59,094	3.9%	185,205	14.0%	(126,111)	(68.1%)
Total	$1,525,668	100.0%	$1,322,098	100.0%	$203,570	15.4%

(1)
As of December 31, 2022 and 2021, business loans include $20.0 million and $136.8 million, respectively, of PPP loans.
(2)
As of December 31, 2022 and 2021, consumer loans include $18.2 million and $33.9 million, respectively, of microloans originated by the Bank pursuant to its arrangement with Grain.

Allowance for loan losses were $34.6 million and $16.4 million at December 31, 2022 and 2021, respectively. Included in allowance for loan losses were $15.4 million and 1.4 million related to Grain at December 31, 2022 and 2021, respectively.

The following table presents the Company’s PPP loans outstanding as of December 31, 2022:

			Aggregate	Median	Average
		Number	Amount	Amount	Amount
State	Counties	of Loans	of Loans	of Loans	of Loans
		(Dollars in thousands)
New York	Albany	1	$86	$86	$86
	Bronx	15	1,610	13	107
	Kings	15	15,147	21	1,010
	Nassau	2	27	14	14
	New York	12	1,363	18	114
	Queens	11	127	10	12
	Suffolk	2	20	10	10
	Westchester	2	17	8	9
	Total New York	60	$18,397	$15	$307

New Jersey	Bergen	2	$135	$68	$68
	Essex	4	33	5	8
	Hudson	3	952	441	317
	Monmouth	1	503	503	503
	Union	1	11	11	11
	Total New Jersey	11	$1,634	$15	$149

	Total	71	$20,031	$15	$282

The $203.6 million increase in the gross loan portfolio was primarily the result of an increase of $320.3 million in non-PPP loans, offset by a $116.7 million decrease in PPP loans at December 31, 2022 compared to December 31, 2021. Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.6% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2022 and 2021, approximately 6.4% and 7.9%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2022 and 2021, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 38.5% and 79.6%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 194.0% and 396.2% as of December 31, 2022 and 2021, respectively. At December 31, 2022, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2022 decreased $13.9 million to $2.0 million from $15.8 million at December 31, 2021.

Deposits. The composition of deposits at December 31, 2022 and 2021 and changes in dollars and percentages are summarized as follows:

	December 31, 2022		December 31, 2021		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$289,149	23.1%	$274,956	22.8%	$14,193	5.2%
Interest-bearing deposits:
NOW/IOLA accounts	24,349	1.9%	35,280	2.9%	(10,931)	(31.0%)
Money market accounts	317,815	25.4%	186,893	15.5%	130,922	70.1%
Reciprocal deposits	114,049	9.1%	143,221	11.9%	(29,172)	(20.4%)
Savings accounts	130,432	10.4%	134,887	11.2%	(4,455)	(3.3%)
Total NOW, money market, reciprocal and savings	586,645	46.8%	500,281	41.5%	86,364	17.3%
Certificates of deposit of $250K or more	70,113	5.6%	78,454	6.5%	(8,341)	(10.6%)
Brokered certificates of deposit (1)	98,754	7.9%	79,320	6.6%	19,434	24.5%
Listing service deposits (1)	35,813	2.9%	66,411	5.5%	(30,598)	(46.1%)
Certificates of deposit less than $250K	171,938	13.7%	205,294	17.1%	(33,356)	(16.2%)
Total certificates of deposit	376,618	30.1%	429,479	35.7%	(52,861)	(12.3%)
Total interest-bearing deposits	963,263	76.9%	929,760	77.2%	33,503	3.6%
Total deposits	$1,252,412	100.0%	$1,204,716	100.0%	$47,696	4.0%

(1)
As of December 31, 2022 and 2021, there were $13.6 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2022 and 2021. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Advances from FHLBNY. The Bank had outstanding borrowings at December 31, 2022 and 2021 of $517.4 million and $106.3 million, respectively. These borrowings are in the form of advances from the FHLBNY.

Warehouse Lines of Credit. At December 31, 2021, Mortgage World had maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgages. At December 31, 2021, Mortgage World utilized $15.1 million for funding of mortgage loans held for sale and had unused lines of credit of $14.9 million. At December 31, 2022, there was no remaining balance on such lines of credit. During the first quarter of 2022, Mortgage World became a division of the Bank and the Bank began funding these loans. At December 31, 2022, there was one warehouse line of credit with an unused commitment of $10.0 million. This line of credit was terminated on February 7, 2023. The other warehouse line of credit was terminated on March 31, 2022.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $303.4 million, or 160.3%, to $492.7 million at December 31, 2022, from $189.3 million at December 31, 2021. This increase in stockholders’ equity was largely attributable to the $225.0 million issuance of Preferred Stock to the Treasury pursuant to its ECIP and the $118.0 million received as a result of the sale of common stock in the conversion of the mutual holding company to a stock company.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

The discussion of the Company’s results of operations for the years ended December 31, 2022 and 2021 are presented below. The results of operations for periods may not be indicative of future results.

Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp Consolidated

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2022	2021	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$82,752	$67,098	$15,654	23.3%
Interest expense	16,149	8,252	7,897	95.7%
Net interest income	66,603	58,846	7,757	13.2%
Provision for loan losses	24,046	2,717	21,329	785.0%
Net interest income after provision for loan losses	42,557	56,129	(13,572)	(24.2%)
Non-interest income	6,419	34,637	(28,218)	(81.5%)
Non-interest expense	85,822	57,142	28,680	50.2%
(Loss) income before income taxes	(36,846)	33,624	(70,470)	(209.6%)
(Benefit) provision for income taxes	(6,845)	8,209	(15,054)	(183.4%)
Net (loss) income	$(30,001)	$25,415	$(55,416)	(218.0%)
(Loss) earnings per share:
Basic	$(1.32)	$1.52	$(2.84)	(187.1%)
Diluted	$(1.32)	$1.51	$(2.83)	(187.4%)

Net (Loss) Income. Net loss for the year ended December 31, 2022 was ($30.0) million compared to net income of $25.4 million for the year ended December 31, 2021. Loss per basic share and diluted share was ($1.32) for the year ended December 31, 2022 compared to earnings per basic share of $1.52 and earnings per diluted share of $1.51 for the year ended December 31, 2021. This variance was largely due to charges related to Grain and a contribution to the Ponce De Leon Foundation this year, gains on property sales last year versus a loss on equipment sale this year, higher compensation and occupancy expenses and a reduction on the income on sale of mortgage loans.

Interest and Dividend Income. Interest and dividend income increased $15.7 million, or 23.3%, to $82.8 million for the year ended December 31, 2022 from $67.1 million for the year ended December 31, 2021. Interest income on loans receivable, which is the Bank’s primary source of income, increased $4.3 million, or 6.6% to $69.9 million for the year ended December 31, 2022 from $65.5 million for the year ended December 31, 2021. Interest and dividend income on securities, FHLBNY stock and deposits due from banks increased $11.3 million, or 722.9%, to $12.9 million for the year ended December 31, 2022 from $1.6 million for the year ended December 31, 2021.

The following table presents interest income on loans receivable for the periods indicated:

	For the Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$21,406	$20,650	$756	3.7%
Multifamily residential	17,696	14,472	3,224	22.3%
Nonresidential properties	11,963	9,743	2,220	22.8%
Construction and land	10,443	8,256	2,187	26.5%
Business loans	4,860	9,444	(4,584)	(48.5%)
Consumer loans	3,497	2,967	530	17.9%
Total interest income on loans receivable	$69,865	$65,532	$4,333	6.6%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$713	$20	$693	3,465.0%
Interest on securities	11,709	1,267	10,442	824.2%
Dividend on FHLBNY stock	465	279	186	66.7%
Total interest and dividend income	$12,887	$1,566	$11,321	722.9%

Interest Expense. Interest expense increased $7.9 million, or 95.7%, to $16.1 million for the year ended December 31, 2022 from $8.3 million for the year ended December 31, 2021, primarily due to lower market interest rates.

	For the Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$3,477	$4,244	$(767)	(18.1%)
Money market	6,275	1,168	5,107	437.2%
Savings	128	146	(18)	(12.3%)
NOW/IOLA	65	109	(44)	(40.4%)
Advance payments by borrowers	5	4	1	25.0%
Borrowings	6,199	2,581	3,618	140.2%
Total interest expense	$16,149	$8,252	$7,897	95.7%

Net Interest Income. Net interest income increased $7.8 million, or 13.2%, to $66.6 million for the year ended December 31, 2022 from $58.8 million for the year ended December 31, 2021. The $7.8 million increase in net interest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was attributable to an increase of $15.7 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks, offset by an increase of $7.9 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread decreased by 63 basis point to 3.27% for the year ended December 31, 2022 from 3.90% for the year ended December 31, 2021. The decrease in the net interest rate spread for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 59 basis points to 1.39% for the year ended December 31, 2022 from 0.80% for the year ended December 31, 2021 and a decrease in the average yields on interest-earning assets of 4 basis points to 4.66% for the year ended December 31, 2022 from 4.70% for the year ended December 31, 2021.

Net interest margin increased 38 basis points for the year ended December 31, 2022, to 3.75% from 4.13% for the year ended December 31, 2021, reflecting an increase in interest and the decrease in amortization of fee income from our PPP lending offset by our organic loan growth.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 4.50%-4.75% during its January 31, 2023 to February 1, 2023 meeting, the eighth consecutive rate hike since March 2022, and pushing borrowing costs to the highest level since 2007. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income. Non-interest income decreased $28.2 million, or 81.5%, to $6.4 million for the year ended December 31, 2022 from $34.6 million for the year ended December 31, 2021.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,830	$1,657	$173	10.4%
Brokerage commissions	1,020	1,324	(304)	(23.0%)
Late and prepayment charges	623	1,207	(584)	(48.4%)
Income on sale of mortgage loans	741	5,265	(4,524)	(85.9%)
Loan origination	1,286	3,021	(1,735)	(57.4%)
(Loss) gain on sale of premises and equipment	(436)	20,270	(20,706)	(102.2%)
Other	1,355	1,893	(538)	(28.4%)
Total non-interest income	$6,419	$34,637	$(28,218)	(81.5%)

Non-Interest Expense. Non-interest expense increased $28.7 million, or 50.2%, to $85.8 million for the year ended December 31, 2022 from $57.1 million for the year ended December 31, 2021. The increase was primarily due to an aggregate $16.9 million write-off and write-down related to the Grain Receivable, net of recoveries, $1.0 million write-off of the Company's investment in Grain, $5.0 million contribution to the Ponce De Leon Foundation and an increase of $4.7 million in compensation and benefits related to new hires and a reduction of nonrecurring expense amortization related to PPP loans.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$27,914	$23,262	$4,652	20.0%
Occupancy and equipment	13,968	11,328	2,640	23.3%
Data processing expenses	3,779	3,015	764	25.3%
Direct loan expenses	2,487	3,888	(1,401)	(36.0%)
Insurance and surety bond premiums	870	585	285	48.7%
Office supplies, telephone and postage	1,555	2,054	(499)	(24.3%)
Professional fees	5,904	7,629	(1,725)	(22.6%)
Contribution to the Ponce De Leon Foundation	4,995	—	4,995	—%
Grain write-off and write-down	17,940	—	17,940	—%
Marketing and promotional expenses	593	206	387	187.9%
Directors fees	368	285	83	29.1%
Regulatory assessment	337	323	14	4.3%
Other operating expenses	5,112	4,567	545	11.9%
Total non-interest expense	$85,822	$57,142	$28,680	50.2%
Income Tax Provision. The Company had a benefit for income taxes of ($6.8) million for the year ended December 31, 2022 compared to a provision for income taxes of $8.2 million for the year ended December 31, 2021, resulting in effective tax rates of 18.6% and 24.4%, respectively. The decrease in the effective tax rate is attributable to an increase of $5.6 million in the valuation allowance related to the unused non-deductible portion of the remaining charitable contribution deduction.

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

	For the Years Ended December 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,375,723	69,865	5.08%	$1,312,505	$65,532	4.99%
Securities (2)	357,446	11,709	3.28%	62,908	1,267	2.01%
Other (3)	44,160	1,178	2.67%	51,156	299	0.58%
Total interest-earning assets	1,777,329	82,752	4.66%	1,426,569	67,098	4.70%
Non-interest-earning assets	164,324			89,152
Total assets	$1,941,653			$1,515,721
Interest-bearing liabilities:
NOW/IOLA	$30,151	$65	0.22%	$30,851	$109	0.35%
Money market	393,555	6,275	1.59%	310,611	1,168	0.38%
Savings	138,137	128	0.09%	133,244	146	0.11%
Certificates of deposit	382,022	3,477	0.91%	430,164	4,244	0.99%
Total deposits	943,865	9,945	1.05%	904,870	5,667	0.63%
Advance payments by borrowers	11,514	5	0.04%	10,106	4	0.04%
Borrowings	206,969	6,199	3.00%	121,319	2,581	2.13%
Total interest-bearing liabilities	1,162,348	16,149	1.39%	1,036,295	8,252	0.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand	344,505	—		287,008	—
Other non-interest-bearing liabilities	33,225	—		17,763	—
Total non-interest-bearing liabilities	377,730	—		304,771	—
Total liabilities	1,540,078	16,149		1,341,066	8,252
Total equity	401,575			174,655
Total liabilities and total equity	$1,941,653		1.39%	$1,515,721		0.80%
Net interest income		$66,603			$58,846
Net interest rate spread (4)			3.27%			3.90%
Net interest-earning assets (5)	$614,981			$390,274
Net interest margin (6)			3.75%			4.13%
Average interest-earning assets to interest-bearing liabilities			152.91%			137.66%

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

	For the Years Ended December 31,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$3,156	$1,177	$4,333
Securities (2)	5,932	4,510	10,442
Other	(41)	920	879
Total interest-earning assets	9,047	6,607	15,654
Interest-bearing liabilities:
NOW/IOLA	(2)	(42)	(44)
Money market	312	4,795	5,107
Savings	5	(23)	(18)
Certificates of deposit	(475)	(292)	(767)
Total deposits	(160)	4,438	4,278
Borrowings	1,822	1,796	3,618
Total interest-bearing liabilities	1,662	6,234	7,896
Change in net interest income	$7,385	$373	$7,758

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2022, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$61,821	(7.07%)
+300	63,049	(5.22%)
+200	64,168	(3.54%)
+100	65,376	(1.72%)
Level	66,521	— %
-100	68,213	2.54%

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

At December 31, 2022, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2022, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$406,087	$(77,816)	(16.08%)	19.67%	(1,608)
+300	425,907	(57,996)	(11.99%)	20.17%	(1,199)
+200	445,802	(38,101)	(7.87%)	20.63%	(787)
+100	465,702	(18,201)	(3.76%)	21.08%	(376)
Level	483,903	—	—%	21.43%	—
-100	526,663	42,760	8.84%	22.56%	884

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

At December 31, 2022, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points its January 31, 2023 to February 1, 2023 meeting. The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,286	$20,286	$20,286	$20,286	$20,286	$—	$20,286	$34,074	$54,360
Securities (1)	21,817	56,680	87,373	185,290	442,280	224,760	667,040	(26,715)	640,325
Placements with banks	1,494	1,494	1,494	1,494	1,494	—	1,494	—	1,494
Net loans (includes LHFS)	146,397	239,265	372,573	560,220	1,400,720	111,402	1,512,122	(17,016)	1,495,106
FHLBNY stock	24,665	24,665	24,665	24,665	24,665	—	24,665	(4)	24,661
Other assets	—	—	—	—	—	—	—	96,043	96,043
Total	$214,659	$342,390	$506,391	$791,955	$1,889,445	$336,162	$2,225,607	$86,382	$2,311,989
Liabilities:
Non-maturity deposits	$31,380	$62,760	$125,520	$251,041	$558,631	$73,985	$632,616	$243,178	$875,794
Certificates of deposit	59,736	103,461	196,339	245,796	376,618	—	376,618	—	376,618
Other liabilities	159,600	177,375	184,375	234,375	467,375	50,000	517,375	49,502	566,877
Total liabilities	250,716	343,596	506,234	731,212	1,402,624	123,985	1,526,609	292,680	1,819,289
Capital	—	—	—	—	—	—	—	492,700	492,700
Total liabilities and capital	$250,716	$343,596	$506,234	$731,212	$1,402,624	$123,985	$1,526,609	$785,380	$2,311,989
Asset/liability gap	$(36,057)	$(1,206)	$157	$60,743	$486,821	$212,177	$698,998
Gap/assets ratio	85.62%	99.65%	100.03%	108.31%	134.71%	271.13%	145.79%

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

	December 31, 2021
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$153,894	$153,894	$153,894	$153,894	$153,894	$—	$153,894	$—	$153,894
Securities (1)	4,993	8,939	16,365	33,316	79,592	36,678	116,270	(1,990)	114,280
Placement with banks	2,490	2,490	2,490	2,490	2,490	—	2,490	—	2,490
Net loans (includes LHFS)	166,991	276,112	446,737	670,281	1,249,032	60,472	1,309,504	11,410	1,320,914
FHLBNY stock	6,005	6,005	6,005	6,005	6,005	—	6,005	(4)	6,001
Other assets	—	—	—	—	—	—	—	55,931	55,931
Total	$334,373	$447,440	$625,491	$865,986	$1,491,013	$97,150	$1,588,163	$65,347	$1,653,510
Liabilities:
Non-maturity deposits	$17,858	$35,716	$71,433	$142,867	$310,403	$71,224	381,627	$393,610	$775,237
Certificates of deposit	73,838	143,956	255,074	303,917	425,479	4,000	429,479	—	429,479
Other liabilities	12,880	12,880	47,880	106,255	106,255	—	106,255	153,283	259,538
Total liabilities	104,576	192,552	374,387	553,039	842,137	75,224	917,361	546,893	1,464,254
Capital	—	—	—	—	—	—	—	189,256	189,256
Total liabilities and capital	$104,576	$192,552	$374,387	$553,039	$842,137	$75,224	$917,361	$736,149	$1,653,510
Asset/liability gap	$229,797	$254,888	$251,104	$312,947	$648,876	$21,926	$670,802
Gap/assets ratio	319.74%	232.37%	167.07%	156.59%	177.05%	129.15%	173.12%
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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY. At December 31, 2022 and 2021, the Bank had $517.4 million and $106.3 million, respectively, of term and overnight outstanding advances from the FHLBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million, both as of December 31, 2022 and 2021. At December 31, 2022 and 2021, there was eligible collateral of approximately $478.8 million and $362.3 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has two unsecured lines of credit totaling $90.0 million and $25.0 million with two correspondent banks, under which there was nothing outstanding at December 31, 2022 and 2021, respectively. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of December 31, 2022 and 2021. As of December 31, 2021, Mortgage World maintained two warehouse lines of credit with financial institutions for the purpose of funding the origination and sale of residential mortgage loans, with maximum credit lines of $30.0 million, of which $15.1 million was utilized, with $14.9 million remaining unused. As of December 31, 2022, Mortgage World was a division of the Bank and the Bank was funding these loans.

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

Net cash provided by operating activities was $9.8 million and $18.6 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was ($777.1) million and ($211.1) million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting of issuance of Preferred Stock, activities in deposit accounts, advances, contribution to the Ponce De Leon Foundation and repurchase and sale of shares as treasury stock, was $667.7 million and $274.4 million for the years ended December 31, 2022 and 2021, respectively.

Based on the Company’s current assessment of the economic impact of rising interest rates, the Russia-Ukraine conflict and current global and regional market conditions on its borrowers, management has determined that these may be a detriment to borrowers’ ability to repay in the short-term and that the likelihood of long-term detrimental effects will depend significantly on the resolution of these factors and the resumption of normalized economic activities, a factor not yet determinable. The Bank’s management also took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At December 31, 2022 and 2021, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at December 31, 2022 and 2021. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2022 and 2021, the Company had outstanding commitments to originate loans, and extend credit of $284.1 million and $220.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2022 totaled $196.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2022 for the periods indicated below:

		For the Years Ending December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Operating leases	$47,211	$3,785	$3,833	$3,635	$3,422	$3,495	$29,041
Vendor obligations (1)	30,363	6,860	5,645	4,492	4,462	4,452	4,452
Advances from FHLBNY	511,375	178,375	50,000	50,000	—	—	233,000
Certificates of deposit	376,618	196,342	49,457	41,169	42,165	47,485	—
Total contractual obligation	$965,567	$385,362	$108,935	$99,296	$50,049	$55,432	$266,493

(1) Amounts are for data processing services and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $27.9 million the year ended December 31, 2022. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.8 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $12.1 million the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc., as the successor by merger with PDL Community Bancorp and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Critical Audit Matter Description

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses was approximately $34,592,000 as of December 31, 2022. The allowance for loan losses is a valuation allowance for probable incurred credit losses and consists of a specific and a general component for the allowance. The general allowance for loan losses is evaluated by segregating loans into homogenous pools and calculating a reserve based on historical loss experience adjusted by qualitative factors.

The qualitative factors are evaluated on a regular basis by management and are based upon management’s periodic review of items including: changes in the nature, volume and terms of the portfolio; levels of and trends in delinquencies and impaired loans; effects of any changes in the quality of the loan review system; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and staff; national and local economic trends and business conditions; industry conditions; change to the value of underlying collateral; and effects of changes in credit concentrations. Considering the significant estimation and judgment required by management in determining adjustments for loan losses, our audit of the allowance for loan losses and the related disclosures required a high degree of auditor judgment regarding the qualitative adjustments.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the allowance for loan loss included the following, among others:

•
We tested the effectiveness of controls over the Company’s allowance for loan loss analysis, controls over loan charge-off activity, loan risk ratings and including additional considerations with respect to current economic conditions and management’s review of the adequacy of the allowance for loan loss.
•
We substantively tested the accuracy and reliability of the underlying data on which the qualitative adjustments were based.
•
We substantively tested the mathematical accuracy of (i) the historical charge-off activity, (ii) the quantitative measure of the qualitative loss factors, and (iii) the overall calculation of the allowance for loan losses.
•
We evaluated analytics and trends of the overall allowance loan loss analysis to assess for reasonableness.
•
We evaluated management’s judgement and assumptions used in the development of the qualitative adjustments for reasonableness.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 21, 2023

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

(Dollars in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents (Note 3):
Cash	$34,074	$98,954
Interest-bearing deposits in banks	20,286	54,940
Total cash and cash equivalents	54,360	153,894
Available-for-sale securities, at fair value (Note 4)	129,505	113,346
Held-to-maturity securities, at amortized cost (fair value 2022 $495,851; 2021 $914) (Note 4)	510,820	934
Placements with banks	1,494	2,490
Mortgage loans held for sale, at fair value	1,979	15,836
Loans receivable, net of allowance for loan losses - 2022 $34,592; 2021 $16,352 (Note 5)	1,493,127	1,305,078
Accrued interest receivable	15,049	12,362
Premises and equipment, net (Note 6)	17,446	19,617
Right of use assets (Note 7)	33,423	—
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	24,661	6,001
Deferred tax assets (Note 10)	16,137	3,820
Other assets	13,988	20,132
Total assets	$2,311,989	$1,653,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8)	$1,252,412	$1,204,716
Operating lease liabilities	34,532	—
Accrued interest payable	1,390	228
Advance payments by borrowers for taxes and insurance	9,724	7,657
Advances from the FHLBNY and others (Note 9)	517,375	106,255
Warehouse lines of credit (Note 9)	—	15,090
Mutual holding company conversion subscription liabilities	—	122,000
Other liabilities	3,856	8,308
Total liabilities	1,819,289	1,464,254
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of December 31, 2022. None were issued and outstanding as of December 31, 2021	225,000	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,861,329 shares issued and 24,859,353 shares outstanding as of December 31, 2022 and 18,463,028 shares issued and 17,425,987 outstanding as of December 31, 2021	249	185
Treasury stock, at cost; 1,976 shares as of December 31, 2022 and 1,037,041 shares as of December 31, 2021 (Note 11)	(2)	(13,687)
Additional paid-in-capital	206,508	85,601
Retained earnings	92,955	122,956
Accumulated other comprehensive income (loss) (Note 16)	(17,860)	(1,456)
Unearned Employee Stock Ownership Plan (ESOP); 1,569,475 shares as of December 31, 2022 and 434,251 shares as of December 31, 2021 (Note 11)	(14,150)	(4,343)
Total stockholders' equity	492,700	189,256
Total liabilities and stockholders' equity	$2,311,989	$1,653,510

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Interest and dividend income:
Interest on loans receivable	$69,865	$65,532	$52,389
Interest on deposits due from banks	713	20	84
Interest and dividend on available-for-sale securities and FHLBNY stock	12,174	1,546	866
Total interest and dividend income	82,752	67,098	53,339
Interest expense:
Interest on certificates of deposit	3,477	4,244	6,576
Interest on other deposits	6,473	1,427	2,174
Interest on borrowings	6,199	2,581	2,619
Total interest expense	16,149	8,252	11,369
Net interest income	66,603	58,846	41,970
Provision for loan losses (Note 5)	24,046	2,717	2,443
Net interest income after provision for loan losses	42,557	56,129	39,527
Non-interest income:
Service charges and fees	1,830	1,657	892
Brokerage commissions	1,020	1,324	974
Late and prepayment charges	623	1,207	358
Income on sale of mortgage loans	741	5,265	4,120
Loan origination	1,286	3,021	925
(Loss) gain on sale of premises and equipment	(436)	20,270	4,177
Other	1,355	1,893	1,801
Total non-interest income	6,419	34,637	13,247
Non-interest expense:
Compensation and benefits	27,914	23,262	22,053
Occupancy and equipment	13,968	11,328	9,564
Data processing expenses	3,779	3,015	2,137
Direct loan expenses	2,487	3,888	1,447
Insurance and surety bond premiums	870	585	553
Office supplies, telephone and postage	1,555	2,054	1,399
Professional fees	5,904	7,629	6,049
Contribution to the Ponce De Leon Foundation (Note 2)	4,995	—	—
Grain write-off and write-down (Note 5)	17,940	—	—
Marketing and promotional expenses	593	206	488
Directors fees	368	285	276
Regulatory assessment	337	323	210
Other operating expenses	5,112	4,567	3,363
Total non-interest expense	85,822	57,142	47,539
(Loss) income before income taxes	(36,846)	33,624	5,235
(Benefit) provision for income taxes (Note 10)	(6,845)	8,209	1,382
Net (loss) income	$(30,001)	$25,415	$3,853
(Loss) earnings per share: (Note 12)
Basic	$(1.32)	$1.52	$0.23
Diluted	$(1.32)	$1.51	$0.23
Weighted average shares outstanding: (Note 12)
Basic	22,690,943	16,744,561	16,673,193
Diluted	22,690,943	16,791,443	16,682,584

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(30,001)	$25,415	$3,853
Net change in unrealized (losses) gains on securities:
Unrealized (losses) gain	(20,781)	(1,971)	147
Income benefit (tax) effect	4,377	380	(32)
Total other comprehensive (loss) income, net of tax	(16,404)	(1,591)	115
Total comprehensive (loss) income	$(46,405)	$23,824	$3,968

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except share data)

									Unearned
								Accumulated	Employee
					Treasury	Additional		Other	Stock
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2019	—	$—	17,451,134	$185	$(14,478)	$84,777	$93,688	$20	$(5,790)	$158,402
Net income	—	—	—	—	—	—	3,853	—	—	3,853
Other comprehensive income, net of tax	—	—	—	—	—	—	—	115	—	115
Release of restricted stock units	—	—	96,825	—	1,075	(1,075)	—	—	—	—
Treasury stock	—	—	(421,990)	—	(4,711)	—	—	—	—	(4,711)
ESOP shares committed to be released (48,250 shares)	—	—	—	—	—	—	—	—	482	482
Share-based compensation	—	—	—	—	—	1,403	—	—	—	1,403
Balance, December 31, 2020	—	$—	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	—	—	25,415	—	—	25,415
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1,591)	—	(1,591)
Release of restricted stock units	—	—	98,232	—	1,385	(1,385)	—	—	—	—
Treasury stock	—	—	201,786	—	3,042	94	—	—	—	3,136
ESOP shares committed to be released (96,500 shares)	—	—	—	—	—	380	—	—	965	1,345
Share-based compensation	—	—	—	—	—	1,407	—	—	—	1,407
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(30,001)	—	—	(30,001)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(16,404)	—	(16,404)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan (ESOP")	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
Release of restricted stock units	—	—	149,495	2	—	(1)	—	—	—	1
Treasury stock	—	—	(1,976)	—	(2)	2	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	109	—	—	1,167	1,276
Share-based compensation	—	—	—	—	—	1,567	—	—	—	1,567
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net (loss) income	$(30,001)	$25,415	$3,853
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	342	120	7
(Gain) loss on sale of loans	(184)	(69)	62
Loss (gain) on sale of real property	436	(20,270)	(4,177)
Gain on derivatives	(22)	(172)	(166)
Grain write-off and write-down	17,940	—	—
Provision for loan losses	24,046	2,717	2,443
Depreciation and amortization	4,266	2,473	2,519
ESOP compensation expense	1,372	1,395	540
Share-based compensation expense	1,567	1,405	1,403
Deferred income taxes	(7,939)	1,260	(932)
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, at fair value	13,857	18,759	(23,827)
Increase in accrued interest receivable	(2,687)	(966)	(7,414)
Increase in other assets	(11,774)	(10,579)	(10,045)
Increase (decrease) in accrued interest payable	1,162	168	(37)
Decrease in operating lease liabilities	(2,149)	—	—
Increase in advance payments by borrowers	2,067	638	671
(Decrease) increase in mortgage loan funding payable	—	(1,483)	246
Net (decrease) increase in other liabilities	(2,500)	(2,258)	7,354
Net cash provided by (used in) operating activities	9,799	18,553	(27,500)
Cash Flows From Investing Activities:
Business acquisition, net of cash acquired	—	—	(1,005)
Proceeds from redemption of FHLBNY Stock	213,416	1,111	4,759
Purchases of FHLBNY Stock	(232,076)	(686)	(5,450)
Purchases of available-for-sale securities	(58,383)	(109,878)	(13,625)
Purchases of held-to-maturity securities	(528,929)	—	(1,743)
Proceeds from sale of available-for-sale securities	—	3,641	—
Proceeds from maturities, calls and principal repayments on securities	40,318	9,251	17,769
Placements with banks	996	249	(2,739)
Proceeds from sales of loans	9,665	14,382	3,977
Net increase in loans	(221,576)	(162,657)	(209,385)
Proceeds from sale of real property	—	37,619	4,743
Purchases of premises and equipment	(492)	(4,171)	(1,902)
Net cash used in investing activities	(777,061)	(211,139)	(204,601)
Cash Flows From Financing Activities:
Net increase in deposits	47,696	175,137	247,536
Funds received in connection with second-step conversion	—	122,000	—
Common stock issued from vesting of restricted stock units	2	—	—
Proceeds from issuance of preferred stock	225,000	—	—
Repurchase of treasury stock	—	(1,607)	(4,711)
Proceeds from the sale of treasury stock	—	4,743	—
Contribution to the Ponce De Leon Foundation	(1,000)	—	—
Net proceeds from advances from FHLBNY	411,120	(11,000)	12,851
Net advances on warehouse lines of credit	(15,090)	(14,871)	20,826
Net cash provided by financing activities	667,728	274,402	276,502
Net (decrease) increase in cash and cash equivalents	(99,534)	81,816	44,401
Cash and Cash Equivalents, including restricted cash:
Beginning	153,894	72,078	27,677
Ending	$54,360	$153,894	$72,078

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Supplemental Disclosures:
Cash paid during the year:
Interest	$14,987	$8,084	$11,360
Income taxes	$173	$5,970	$531
Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 7:
ROU Assets	$35,870	$—	$—
Operating lease liabilities	36,681	—	—
Supplemental Disclosures of Noncash Investing Activities:
Acquisitions
Non-cash assets acquired:	$—	$—	$10,549
Mortgage loans held for sale, at fair value	—	—	302
Premises and equipment	—	—	772
Other assets	$—	$—	$11,623
Total non-cash assets acquired
Liabilities assumed:
Warehouse lines of credit	—	—	9,135
Mortgage loan fundings payable	—	—	1,237
Other liabilities	—	—	246
Total liabilities assumed	—	—	10,618
Net non-cash assets acquired	—	—	1,005
Cash and cash equivalents acquired	—	—	750
Consideration paid	$—	$—	$1,755

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

Nature of Operations:

The Company is a savings and loan holding company. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve. The Company’s business is conducted through the administrative office and 13 full service banking and 6 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (2) and Brooklyn (1), New York and Bergenfield (1), New Jersey. The Company’s primary market area currently consists of the New York City metropolitan area.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2022, the provision for loan losses amounted to $24.0 million primarily due to reserves related to loans originated by Grain (see Note 5 for additional information related to Grain reserves) as well as increases in the loan portfolio.

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

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of Mortgage World, a division of the Bank, to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 4 discusses the types of securities in which the Bank invests. Notes 5 and 13 discuss the types of lending that the Bank engages in, and other concentrations.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Allowance for Loan Losses: The allowance for loan losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The Company’s assessment of its loan portfolio, including Grain, and the economic impact of inflation and increased interest rates on borrowers indicates that it is likely that such conditions will be a detriment to their ability to repay in the short-term and that the likelihood of long-term detrimental effects depends significantly on the resumption of normalized economic activities, a factor not yet determinable.

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over a rolling 12 quarter average

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

period, except for loans originated by Grain where the Bank uses one fiscal quarter. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and, effects of changes in credit concentrations.

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

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of December 31, 2022, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Building	39
Building improvements	15 - 39
Furniture, fixtures and equipment	3 - 10

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

Impairment of Long-Lived Assets: Long-lived assets, assets, including premises and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Leases: The Company leases office space and certain equipment under non-cancellable operating lease agreements and determines if an arrangement is a lease at inception. The Company does not currently have any financing lease arrangements.

Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets are recognized on the commencement date based on the present value of lease payments over the lease term adjusted for initial direct costs, if any, and lease incentives received or deemed probable of being received. The Company uses the rate implicit in the lease if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of Company leases are not readily determinable and accordingly, the

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Company uses its incremental borrowing rate based on the information available at the commencement date for all leases. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company uses its FHLBNY borrowing rate based on the information available on the commencement date plus a spread of 2.50% in determining the present value of lease payments.

Lease expense is recognized on a straight-line basis over the lease term and is included in “Occupancy and equipment” in the Consolidated Statement of Operations. Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability

Other Real Estate Owned: Other Real Estate Owned (“OREO”) represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for loan losses.

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

Related Party Transactions: Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 17 contains details regarding related party transactions.

Employee Benefit Plans: The Company maintains a KSOP, an Employee Stock Ownership Plan with 401(k) provisions incorporated, a Long-Term Incentive Plan that includes grants of restricted stock units and stock options, and a Supplemental Executive Retirement Plan (the “SERP”).

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Fair Value of Financial Instruments: Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment: Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Reclassification of Prior Year Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations.

Recently Adopted Accounting Standards Updates ("ASU")

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. The Company took advantage of the extended transition period for complying with new or revised accounting standards as an EGC, and it adopted the amendments in this update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. The Company has identified its leased office spaces and equipment as within the scope of the guidance. The Company currently leases its administrative office and 15 branches and mortgage offices and the new guidance resulted in the establishment of a right to use asset of $36.2 million and corresponding lease obligations of $36.7 million. The Company is utilizing a new lease accounting tool to assist in the computations of its right to use asset and corresponding lease obligations for the operating leases. The Company has adopted this standard on December 31, 2022, effective January 1, 2022.

Recent Accounting Pronouncements Not Yet Adopted:

As an emerging growth company (“EGC”) as defined in Rule 12b-2 of the Exchange Act, the Company had elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public business entities until such pronouncements are made applicable to nonpublic business entities. The Company has exited the EGC status as of December 31, 2022.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities, that are not deemed to be smaller reporting companies as defined by the SEC as of November 15, 2019. The Company took advantage of the extended transition period for complying with new or revised accounting standard as an EGC, and adopted this accounting standards and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings as of January 1, 2023.

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects that the new guidance might result in an increase in the allowance for loan losses, particularly for longer duration loan portfolios. The Company also notes that the new guidance will result in an allowance for held-to-maturity debt securities. Upon adoption, the Company anticipates that it would decrease the allowance to approximately $31.5 million for the loan portfolio and add a $0.7 million allowance to the held-to-maturity securities portfolio.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provides optional means and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform. The amendments in this ASU are effective for all entities as of March

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

12, 2020 through December 31, 2022. The Company believes this update will not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326).” This ASU eliminates troubled debt restructuring guidance for organizations that adopted the amendments in ASU 2016-13 while providing for additional disclosures for loan modifications. This new guidance introduces new disclosure requirements for modifications of receivables to borrowers experiencing financial difficulty. Creditors should evaluate all modifications as either a new loan or continuation of an existing loan under the general guidance on loan refinancing and restructuring in ASC 310-20-35-9 through 35-11. The Company continues to evaluate the impact of the guidance, including determining whether new modifications exist that are deemed to be in scope and subsequent related accounting standard updates.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

On January 27, 2022, the Company made $5.0 million in contributions to the Ponce De Leon Foundation as part of the conversion and reorganization, which is included in the non-interest expense for the year ended December 31, 2022, in the accompanying Consolidated Statements of Operations.

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

Note 4. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,985	$—	$(296)	$2,689
Corporate Bonds	25,824	—	(2,465)	23,359
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	44,503	—	(6,726)	37,777
FHLMC Certificates	11,310	—	(1,676)	9,634
FNMA Certificates	67,199	—	(11,271)	55,928
GNMA Certificates	122	—	(4)	118
Total available-for-sale securities	$151,943	$—	$(22,438)	$129,505

Held-to-Maturity Securities:
U.S. Agency Bonds	$35,000	$—	$(380)	$34,620
Corporate Bonds	82,500	57	(3,819)	78,738
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	235,479	192	(5,558)	230,113
FHLMC Certificates	4,120	—	(268)	3,852
FNMA Certificates	131,918	—	(5,227)	126,691
SBA Certificates	21,803	34	—	21,837
Total held-to-maturity securities	$510,820	$283	$(15,252)	$495,851

(1)
Comprised of FHLMC, FNMA and GNMA issued securities.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

The Company’s securities portfolio had 42 and 29 available-for-sale securities and 34 and one held-to-maturity securities at December 31, 2022 and 2021, respectively. There were no available-for-sale and held-to-maturity securities sold during the year ended December 31, 2022. There were two available-for-sale securities in the amount of $3.6 million and no held-to-maturity securities sold during the year ended December 31, 2021. Two available-for-sale securities in the amount of $5.4 million matured and/or were called during the year ended December 31, 2022 and one available-for-sale security in the amount of $2.7 million matured and/or was called during the year ended December 31, 2021. The Company purchased $58.4 million in available-for-sale securities and $528.9 million in held-to-maturity securities during the year ended December 31, 2022 and $109.9 million in available-for-sale securities during the year ended December 31, 2021. No held-to-maturity securities were purchased during the year ended December 31, 2021.

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021:

	December 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,689	$(296)	$2,689	$(296)
Corporate Bonds	13,138	(1,186)	10,221	(1,279)	23,359	(2,465)
Mortgage-Backed
Collateralized Mortgage Obligations	4,537	(300)	33,240	(6,426)	37,777	(6,726)
FHLMC Certificates	—	—	9,634	(1,676)	9,634	(1,676)
FNMA Certificates	12,111	(1,230)	43,817	(10,041)	55,928	(11,271)
GNMA Certificates	118	(4)	—	—	118	(4)
Total available-for-sale securities	$29,904	$(2,720)	$99,601	$(19,718)	$129,505	$(22,438)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,620	$(380)	$—	$—	$24,620	$(380)
Corporate Bonds	75,181	(3,819)	—	—	75,181	(3,819)
Collateralized Mortgage Obligations	215,300	(5,558)	—	—	215,300	(5,558)
FHLMC Certificates	3,177	(115)	675	(153)	3,852	(268)
FNMA Certificates	126,691	(5,227)	—	—	126,691	(5,227)
Total held-to-maturity securities	$444,969	$(15,099)	$675	$(153)	$445,644	$(15,252)

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

At December 31, 2022 and December 31, 2021, the Company had 42 and 23 available-for-sale securities and 27 and one held-to-maturity securities with gross unrealized loss positions, respectively. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2022 and December 31, 2021. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of December 31, 2022 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following is a summary of maturities of securities at December 31, 2022 and 2021. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,985	2,689
More than five years through ten years	—	—
	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,710
More than five years through ten years	21,824	19,649
	25,824	23,359
Mortgage-Backed Securities	123,134	103,457
Total available-for-sale securities	$151,943	$129,505
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	35,000	34,620
More than five years through ten years	—	—
	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	71,328
More than five years through ten years	7,500	7,410
	82,500	78,738
Mortgage-Backed Securities	393,320	382,493
Total held-to-maturity securities	$510,820	$495,851

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2021
	Amortized	Fair
	Cost	Value
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

At December 31, 2022, six held-to-maturity securities with an amortized costs totaling $194.9 million were pledged at the FHLBNY as collateral for borrowing activities. No securities were pledged at December 31, 2021.
Note 5. Loans Receivable and Allowance for Loan Losses

Loans at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$343,968	$317,304
Owner-Occupied	134,878	96,947
Multifamily residential	494,667	348,300
Nonresidential properties	308,043	239,691
Construction and land	185,018	134,651
Total mortgage loans	1,466,574	1,136,893
Nonmortgage loans:
Business loans (1)	39,965	150,512
Consumer loans (2)	19,129	34,693
Total non-mortgage loans	59,094	185,205
Total loans, gross	1,525,668	1,322,098
Net deferred loan origination costs	2,051	(668)
Allowance for loan losses	(34,592)	(16,352)
Loans receivable, net	$1,493,127	$1,305,078

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(1)
As of December 31, 2022 and 2021, business loans include $20.0 million and $136.8 million, respectively, of SBA PPP loans.
(2)
As of December 31, 2022 and 2021, consumer loans include $18.2 million and $33.9 million, respectively, pursuant to the Bank’s arrangement with Grain.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

The following tables present credit risk ratings by loan segment as of December 31, 2022 and 2021:

	December 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$462,126	$492,556	$307,307	$173,351	$39,965	$19,129	$1,494,434
Special mention	7,692	1,437	606	—	—	—	9,735
Substandard	9,028	674	130	11,667	—	—	21,499
Total	$478,846	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

	December 31, 2021
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$402,276	$339,047	$237,371	$127,084	$150,512	$34,693	$1,290,983
Special mention	1,820	5,328	—	6,650	—	—	13,798
Substandard	10,155	3,925	2,320	917	—	—	17,317
Total	$414,251	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

An aging analysis of loans, as of December 31, 2022 and 2021, is as follows:

	December 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$340,495	$1,530	$78	$1,865	$343,968	$3,061	$—
Owner-Occupied	131,510	2,553	—	815	134,878	2,987	—
Multifamily residential	490,024	4,643	—	—	494,667	—	—
Nonresidential properties	303,190	4,246	607	—	308,043	93	—
Construction and land	173,351	—	4,100	7,567	185,018	7,567	—
Nonmortgage loans:
Business	27,657	1,466	7,869	2,973	39,965	—	2,973
Consumer	16,743	1,267	1,119	—	19,129	—	—
Total	$1,482,970	$15,705	$13,773	$13,220	$1,525,668	$13,708	$2,973

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2021
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$312,918	$321	$2,969	$1,096	$317,304	$3,583	$—
Owner-Occupied	91,568	2,961	471	1,947	96,947	3,480	—
Multifamily residential	346,409	1,704	187	—	348,300	1,200	—
Nonresidential properties	237,589	934	1,168	—	239,691	2,262	—
Construction and land	134,651	—	—	—	134,651	917	—
Nonmortgage loans:
Business	145,919	4,036	544	13	150,512	—	—
Consumer	30,359	2,570	1,759	5	34,693	—	—
Total	$1,299,413	$12,526	$7,098	$3,061	$1,322,098	$11,442	$—

The following schedules detail the composition of the allowance for loan losses and the related recorded investment in loans as of December 31, 2022, 2021, and 2020, respectively.

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Losses charged-off	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(318)	(127)	508	(29)	204	(32)	2,511	2,717
Losses charged-off	—	—	(38)	—	—	—	(1,342)	(1,380)
Recoveries	8	45	—	—	—	84	8	145
Balance, end of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Ending balance: individually evaluated for impairment	$91	$114	$—	$38	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	3,449	1,064	5,684	2,127	2,024	306	1,455	16,109
Total	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Loans:
Ending balance: individually evaluated for impairment	$6,672	$5,854	$1,200	$2,995	$917	$13	$—	$17,651
Ending balance: collectively evaluated for impairment	310,632	91,093	347,100	236,696	133,734	150,499	34,693	1,304,447
Total	$317,304	$96,947	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

	For the Year Ended December 31, 2020
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,503	$1,067	$3,865	$1,849	$1,782	$254	$9	$12,329
Provision charged to expense	347	193	1,349	341	38	(95)	270	2,443
Losses charged-off	—	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	4	—	95	5	104
Balance, end of year	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Ending balance: individually evaluated for impairment	$118	$134	$—	$40	$—	$—	$—	$292
Ending balance: collectively evaluated for impairment	3,732	1,126	5,214	2,154	1,820	254	278	14,578
Total	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Loans:
Ending balance: individually evaluated for impairment	$7,468	$5,754	$946	$5,184	$—	$—	$—	$19,352
Ending balance: collectively evaluated for impairment	312,128	93,041	306,465	213,745	105,858	94,947	26,517	1,152,701
Total	$319,596	$98,795	$307,411	$218,929	$105,858	$94,947	$26,517	$1,172,053

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following information relates to impaired loans as of and for the years ended December 31, 2022, 2021, and 2020:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—		—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$14,118	$10,613	$2,609	$13,222	$252	$12,306	$321
Multifamily residential	946	946	—	946	—	231	34
Nonresidential properties	5,632	4,813	371	5,184	40	5,339	33
Construction and land	—	—	—	—	—	405	—
Nonmortgage loans:				—
Business	—	—	—	—	—	8	—
Consumer	—	—	—	—	—	—	—
Total	$20,696	$16,372	$2,980	$19,352	$292	$18,289	$388

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

During the year ended December 31, 2022 and 2021, there were no loans restructured as a troubled debt restructuring.

At December 31, 2022, there were 23 troubled debt restructured loans totaling $6.6 million of which $4.2 million are on accrual status. At December 31, 2021, there were 30 troubled debt restructured loans totaling $8.7 million of which $6.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively.

Mortgage Loans Held for Sale, at Fair Value

At December 31, 2022 and 2021, 4 loans and 27 loans related to Mortgage World in the amount of $2.0 million and $15.8 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2021, had 59,180 microloans outstanding, net of put backs, with credit extensions aggregating $33.9 million. Of these microloans, the Bank estimates that 80 percent have been made in low- and low-to-moderate income census tracts with an estimated 56 percent made to minority borrowers.

In establishing these lines of credit, the Company reserved the right to modify borrowers’ credit limits at its sole discretion. The Company continues to balance its risks as needed and continues to support a wide base of customers. Based on the overall performance of the Grain portfolio, as well as current economic factors, the Company reduced the amount of credit available to Grain application customers on a uniform and program-wide basis, with each borrower’s credit limit reduced to the amount that was outstanding under that borrower’s line of credit. The Company also reserved the right to make further modifications to credit limits as it may deem appropriate under the circumstances, whether on a program-wide or individual basis. No new loans were made by the Company after May 31, 2022.

At December 31, 2022, the Bank had 27,886 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $18.2 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by a $15.4 million allowance for loan losses, resulting in $2.8 million in Grain microloans, net of allowance for loan losses. Since the beginning of the Bank’s agreement with Grain and through December 31, 2022, 45,322 microloans amounting to $25.5 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $17.5 million of the Grain Receivable for the year ended December 31, 2022 and received $6.2 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company has written-off its equity investment in Grain of $1.0 million. As of December 31, 2022, the Company’s total exposure to Grain was $2.8 million of the remaining microloans, net of allowance for loan losses, excluding $0.4 million of unused commitments available to Grain borrowers and $1.4 million of security deposits by Grain borrowers. The $16.9 million write-off and write-down net of $0.5 million of recoveries for the year ended December 31, 2022 is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Grain Technologies, Inc. ("Grain") Total Exposure as of December 31, 2022
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-December 31, 2022)	$25,467
Write-downs, net of recoveries (year to date as of December 31, 2022)	(17,455)
Cash receipts from Grain (inception-to-December 31, 2022)	(6,186)
Grant/reserve (inception-to-December 31, 2022)	(1,826)
Net receivable as of December 31, 2022	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of December 31, 2022	$18,158
Allowance for loan losses as of December 31, 2022 (1)	(15,415)
Microloans, net of allowance for loan losses as of December 31, 2022	$2,743
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of December 31, 2022	$—
Total exposure to Grain as of December 31, 2022	$2,743

(1) Includes $0.03 million for allowance for unused commitments on the $0.4 million of unused commitments available to Grain originated borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.4 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.
Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,327
Leasehold improvements	15,808	16,462
Furniture, fixtures and equipment	8,497	9,661
	29,954	31,382
Less: accumulated depreciation and amortization	(12,508)	(11,765)
Total premises and equipment	$17,446	$19,617

Depreciation and amortization expense amounted to $1.8 million for the year ended December 31, 2022, and $2.5 million for each of the years ended December 31, 2021 and 2020, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations. Furniture, fixtures and equipment decreased $1.2 million to $8.5 million at December 31, 2022, mainly as a result of sale of $1.3 million in equipment and $0.3 million in write-offs of obsolete equipment and software, offset by $0.4 million in purchases of equipment. The Company recognized a one-time $0.4 million loss on sale of equipment as it moved to implement ATMs as a service. Leasehold improvements decreased $0.7 million to $15.8 million primarily as a result of $0.9 million in assets disposal and $0.2 million in asset additions. Buildings and improvements increased $0.4 million to $4.7 million at December 31, 2022 mainly due to renovations of real property.

Note 7. Leases

Effective January 1, 2022, the Company adopted the provisions of Topic 842 using the prospective transition approach. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 842.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company has 15 operating leases for branches (including headquarters) and office spaces and five operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 17 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
	(Dollars in thousands)
Operating lease ROU assets	$33,423	$—
Operating lease liabilities	34,532	—
Weighted-average remaining lease term-operating leases	13.5 years	—
Weighted average discount rate-operating leases	4.9%	—

The components of lease expense and cash flow information related to leases were as follows:

		For the Years Ended December 31,
		2022	2021
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$4,416	$2,158
Operating lease cost	Other operating expenses	7	3
Short-term lease cost	Other operating expenses	11	7
Variable lease cost	Occupancy and equipment	155	177
Total lease cost		$4,589	$2,345

The Company’s minimum annual rental payments under the terms of the leases are as follows at December 31, 2022:

Minimum Rental
Years ended December 31:	(in thousands)
2023	$3,785
2024	3,833
2025	3,635
2026	3,422
2027	3,495
Thereafter	29,041
Total Minimum payments required	47,211
Less: implied interest	12,679
Present value of lease liabilities	$34,532

Lease Commitments: As of December 31, 2022, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

On February 11, 2021, the Company completed the sale of real property located at 3821 Bergenline Avenue, Union City, New Jersey for a sale price of $2.4 million. Concurrent with the sale, the Bank and the purchaser entered into a fifteen-year lease agreement whereby the Bank will lease back this real property at an initial annual base rent of approximately $145,000 subject to annual rent increases of 1.5%. Under the lease agreement, the Bank has four (4) consecutive options to extend the term of the lease by five (5) years for each

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

such option. The sale lease-back resulted in a gain of approximately $0.6 million, net of expenses, which is included in other non-interest income in the accompanying Consolidated Statements of Operations.

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

Note 8. Deposits

Deposits at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
	(in thousands)
Demand	$289,149	$274,956
Interest-bearing deposits:
NOW/IOLA accounts	24,349	35,280
Money market accounts	317,815	186,893
Reciprocal deposits	114,049	143,221
Savings accounts	130,432	134,887
Total NOW, money market, reciprocal and savings	586,645	500,281
Certificates of deposit of $250K or more	70,113	78,454
Brokered certificates of deposits (1)	98,754	79,320
Listing service deposits (1)	35,813	66,411
Certificates of deposit less than $250K	171,938	205,294
Total certificates of deposit	376,618	429,479
Total interest-bearing deposits	963,263	929,760
Total deposits	$1,252,412	$1,204,716

(1)
As of December 31, 2022 and 2021, there were $13.6 million and $29.0 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

At December 31, 2022, scheduled maturities of certificates of deposit were as follows:

December 31,
(in thousands)
2023	$196,342
2024	49,457
2025	41,169
2026	42,165
2027	47,485
$376,618

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively.

Note 9. Borrowings

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $511.4 million and $106.3 million of outstanding term advances from FHLBNY at December 31, 2022 and 2021, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The bank had no overnight line of credit advance from the FHLBNY at December 31, 2021. Additionally, the Bank had two unsecured lines of credit in the amount of $90.0 million and $25.0 million with two correspondent banks, under which there was nothing outstanding at December 31, 2022 and 2021, respectively. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $21.5 million each at December 31, 2022 and 2021.

Borrowed funds at December 31, 2022 and 2021 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2022			2021
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Overnight line of credit advance	$6,000	$6,000	4.61%	$—	$—	—%

FHLBNY Term advances ending:
2022	$—	$—	—	$77,880	$77,880	1.73%
2023	178,375	178,375	4.32	28,375	28,375	2.82
2024	50,000	50,000	4.75	—	—	—
2025	50,000	50,000	4.41	—	—	—
2026	—	—	—	—	—	—
Thereafter	233,000	233,000	3.27	—	—	—
	$517,375	$517,375	3.90%	$106,255	$106,255	2.02%

Interest expense on FHLBNY term advances totaled $5.4 million, $2.2 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense on FHLBNY overnight advances totaled $0.7 million and $0.2 million for the years ended December 31, 2022 and 2020. There was no interest expense on FHLBNY overnight advances for the year ended December 31, 2021.

As of December 31, 2022 and 2021, the Bank had eligible collateral of approximately $478.8 million and $362.3 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Warehouse Line of Credit #1

The interest rate is based on the 30-day LIBOR rate plus 3.25%. The effective rate at December 31, 2021 was 3.35%. On December 31, 2022, the unused line of credit was $10.0 million. This warehouse line of credit was terminated on February 7, 2023.

Warehouse Line of Credit #2

The interest rate is based on the 30-day LIBOR rate plus 3.00% for loans funded. The effective rate at December 31, 2021 was 3.10%. The warehouse line of credit was terminated on March 31, 2022.

Total interest expense on warehouse lines of credit totaled $0.1 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

	December 31, 2021
	Credit Line	Unused Line
	Maximum	of Credit	Balance
	(in thousands)
Warehouse Line of Credit #1	$15,000	$8,636	$6,364
Warehouse Line of Credit #2	15,000	$6,274	$8,726
Total long-term debt	$30,000	$14,910	$15,090

Mortgage Loan Funding Payable: Mortgage loan funding payable consists of liabilities to borrowers in connection with the origination of residential loans originated and intended for sale in the secondary market, that remain unfunded by the Company because there is typically a three day period from when the loans close to when they are funded by the warehouse line of credit. This liability is presented at cost and fully offsets the principal balance of the related loans included in mortgage loans held for sale, at fair value on the consolidated statement of financial condition. At December 31, 2022 and 2021, there were no mortgage loan funding payable for both periods.

Note 10. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Federal:
Current	$—	$6,107	$2,065
Deferred	(6,064)	646	(839)
	(6,064)	6,753	1,226
State and local:
Current	1,094	842	281
Deferred	(7,467)	1,733	(353)
	(6,373)	2,575	(72)
Valuation allowance	5,592	(1,119)	228
(Benefit) provision for income taxes	$(6,845)	$8,209	$1,382

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Income tax, at federal rate	$(7,738)	$7,195	$1,099
State and local tax, net of federal benefit	(5,035)	2,034	(57)
Valuation allowance, net of federal benefit	5,592	(1,119)	228
Other	336	99	112
(Benefit) provision for income taxes	$(6,845)	$8,209	$1,382

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the years ended December 31, 2022 and 2020, the valuation allowance increased by $5.6 million and $0.2 million, respectively, and decreased by $1.1 million for the year ended December 31, 2021. In 2021, Management recorded a valuation allowance against a portion of the charitable contribution carryforward that will expire in 2022 as it is unlikely this deferred tax asset will be utilized. As of December 31, 2022, the charitable contribution carryforward expired and the company reversed the deferred tax asset related to the carryforward. Accordingly, the valuation allowance that was established with regards to the utilization of these carryforwards was also reversed. Moreover, during 2022 the Company generated significant net operating losses in New York State and New York City which the Company does not believe it has the capacity to utilize and therefore has established a valuation allowance against the deferred tax asset related to these NOL carryforwards.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. The CARES Act allows NOLs generated in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years. The Company did not generate NOLs in 2018, 2019 or 2020 so no carryback is available. At December 31, 2022, the Bank has a federal NOL carryforward of $13.1 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $60.9 million for New York State purposes and $33.9 million for New York City purposes. For Connecticut purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2022, the Bank has a Connecticut NOL carryforward of $0.1 million. Finally for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2022, the Bank has a New Jersey NOL carryforward of $0.5 million.

At December 31, 2022 and 2021, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2019.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	At December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$11,324	$5,254
Deferred loan fees	—	214
Interest on nonaccrual loans	317	102
Unrealized loss on available-for-sale securities	4,777	399
Amortization of intangible assets	32	50
Deferred rent payable	—	152
Operating lease liabilities	11,304	—
Net operating losses	9,119	3,280
Charitable contribution carryforward	1,859	366
Compensation and benefits	562	456
Other	478	264
Total gross deferred tax assets	39,772	10,537
Deferred tax liabilities:
Depreciation of premises and equipment	1,049	1,301
Right of use assets	10,941	—
Deferred loan fees	671	—
Other	29	63
Total gross deferred tax liabilities	12,690	1,364
Valuation allowance	10,945	5,353
Net deferred tax assets	$16,137	$3,820

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Equity	$(4,378)	$(424)	$32
Operations	(7,939)	1,260	(964)
	$(12,317)	$836	$(932)

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2022, the salary deferral contribution limit was $20,500; provided, however, that a participant over age 50 may contribute an additional $6,500 to the 401(k) for a total of $27,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. The 401(k) expenses recorded in the Consolidated Statements of Operations amounted to $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. There were no 401(k) expenses recorded in the Consolidated Statements of Operations for the year ended December 31, 2022, as this is now part of the KSOP.

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

On January 27, 2022, the KSOP trustee purchased, on behalf of the ESOP feature of the KSOP (“ESOP Component”), an additional 1,097,353 shares of Ponce Financial Group, Inc. common stock, or 4.44% of the total number of shares of Ponce Financial Group, Inc. common stock outstanding on January 27, 2022 (including shares issued to the Foundation). The KSOP funded this stock purchase with a loan (“Second ESOP loan”) from Ponce Financial Group, Inc. in the amount of $11.0 million, which was equal to the aggregate purchase price of the common stock. The Second ESOP loan is being repaid principally through Ponce Bank’s contributions to the ESOP Component over the 15-year term of such loan. The interest rate for the Second ESOP loan is 1.82%.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 12). As of December 31, 2022, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $14.2 million.

A summary of the ESOP shares as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Shares committed-to-be released	133,744	96,500
Shares allocated to participants	354,227	170,145
Unallocated shares	1,569,475	434,251
Total	2,057,446	700,896
Fair value of unallocated shares	$14,628	$6,297

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $1.4 million, $1.4 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expenses recognized for the years ended December 31, 2022 and 2020 were $0.1 million each for the one key executive officer. The SERP expenses recognized for the year ended December 31, 2021 were $0.3 million for the two key executive officers.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31,

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

2021, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 189,476. As of December 31, 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of December 31, 2022 and 2021, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	63,715	10.44
Vested	(149,495)	9.11
Forfeited	—	—
Non-vested at December 31	245,840	$9.40

	December 31, 2021
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year (1)	335,919	$12.66
Granted	—	—
Vested	(98,232)	12.69
Forfeited	—	—
Non-vested at December 31	237,687	$12.65

Compensation expense related to restricted stock units for the years ended December 31, 2022, 2021 and 2020 was $1.4 million, $1.3 million and $1.3 million, respectively. As of December 31, 2022, the total remaining unrecognized compensation cost related to restricted stock units was $2.1 million, which is expected to be recognized over the next 20 quarters.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

A summary of the Company’s stock options awards activity and related information for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	—
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at December 31	352,621	8.97
Exercisable at December 31 (1)	190,508	$8.83

	December 31, 2021
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	203,766	$12.02
Exercisable at December 31 (1)	94,904	$12.45

(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0.1 million for outstanding options and $0.1 million for exercisable options at December 31, 2022 and $0.5 million for outstanding options and $0.2 million for exercisable options at December 31, 2021.

The weighted-average exercise price for outstanding options as of December 31, 2022 was $8.97 per share and the weighted-average remaining contractual life is 6.7 years. The weighted-average period over which it is expected to be recognized is 3.5 years. There were 190,508 and 94,904 shares exercisable as of December 31, 2022 and 2021. Total compensation costs related to stock options recognized was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total remaining unrecognized compensation cost related to unvested stock options was $0.4 million, which is expected to be recognized over the next 20 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2022	2021
Dividend yield	0.00%	0.00%
Expected life	6.5 years	6.5 years
Expected volatility	41.34%	38.51%
Risk-free interest rate	2.65%	0.48%
Weighted average grant date fair value	$3.85	$3.77

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Treasury Stock:

As of December 31, 2022, 1,976 shares were held as treasury stock as a result of restricted stock units vested during 2022. As of December 31, 2021, 1,037,041 shares were held as treasury stock. As a result of the conversion and reorganization, all shares of treasury stock of PDL Community Bancorp were retired on January 27, 2022.

Note 12. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands except share data)

Net (loss) income	$(30,001)	$25,415	$3,853

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,246,912	17,256,837	17,233,901
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,555,969	512,276	560,708
Basic weighted average common shares outstanding	22,690,943	16,744,561	16,673,193
Basic (loss) earnings per common share	$(1.32)	$1.52	$0.23
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	46,882	9,391
Diluted weighted average common shares outstanding	22,690,943	16,791,443	16,682,584
Diluted (loss) earnings per common share	$(1.32)	$1.51	$0.23

Note 13. Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Commitments to grant mortgage loans	$207,105	$127,159
Commitments to sell loans at lock-in rates	1,676	13,321
Unfunded commitments under lines of credit	72,530	80,033
	$281,311	$220,513

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2022.

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

Unfunded Commitments with Bamboo: On October 1, 2022, the Bank entered into a Membership Interest Purchase Agreement with Bamboo. Under the agreement, the Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. The Bank is committed to make an additional contribution of $0.5 million. The additional contribution will be made during the first quarter of 2023.

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of December 31, 2022 and 2021, the total unfunded commitment was $2.8 million and $3.9 million.

Unfunded Commitments with Silvergate: In April of 2022, the Bank committed to invest $5.0 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of December 31, 2022, the total unfunded commitment was $3.3 million.

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

Note 14. Fair Value

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale under the fair value option was $2.0 million and the aggregate unpaid principal balance amounted to $2.0 million.

Interest Rate Lock Commitments: Mortgage World enters into rate lock commitments to extend credit to borrowers for generally up to a 60 day period for origination and/or purchase of loans. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these loan commitments expose the Bank's Mortgage World division to variability in its fair value due to changes in interest rates.

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

The approximate notional amounts of Mortgage World’s derivative instruments was $1.7 million and $13.3 million at December 31, 2022 and 2021, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $0.02 million and $0.2 million as of December 31, 2022 and 2021, respectively, and is included in other assets on the Consolidated Statements of Financial Conditions.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2021	$172
Change in fair value of derivative instrument reported in earnings	(150)
Balance as of December 31, 2022	$22

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

Warehouse Lines of Credit: The carrying amounts of warehouse lines of credit approximate fair value and due to their short-term nature are classified as Level 2. One of the warehouse lines of credit was terminated on March 31, 2022 and one was terminated on February 7, 2023.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,689	$2,689	$—	$—
Corporate bonds	23,359	730	22,629	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,777	—	37,777	—
FHLMC Certificates	9,634		9,634
FNMA Certificates	55,928	—	55,928	—
GNMA Certificates	118	—	118	—
Mortgage Loans Held for Sale, at fair value	1,979	—	1,979	—
Derivatives from interest rate lock commitments	22	—	—	22
	$131,506	$3,419	$128,065	$22

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

		December 31, 2021
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,934	$—	$2,934	$—
Corporate bonds	21,184	—	16,255	4,929
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	18,348	—	18,348	—
FNMA Certificates	70,699	—	70,699	—
GNMA Certificates	181	—	181	—
Mortgage Loans Held for Sale, at fair value	15,836	—	15,836	—
Derivatives from interest rate lock commitments	172	—	—	172
	$129,354	$—	$124,253	$5,101

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,952	$—	$—	$17,952

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,651	$—	$—	$17,651

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the carrying values and estimated fair values of the Company's financial instruments were as follows:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$54,360	$54,360	$—	$—	$54,360
Available-for-sale securities, at fair value	129,505	3,419	126,086	—	129,505
Held-to-maturity securities, at amortized cost	510,820	—	495,851	—	495,851
Placements with banks	1,494	—	1,494	—	1,494
Mortgage loans held for sale, at fair value	1,979	—	1,979	—	1,979
Loans receivable, net	1,493,127	—	—	1,430,864	1,430,864
Accrued interest receivable	15,049	—	15,049	—	15,049
FHLBNY stock	24,661	24,661	—	—	24,661
Financial liabilities:
Deposits:
Demand deposits	289,149	289,149	—	—	289,149
Interest-bearing deposits	586,645	586,645	—	—	586,645
Certificates of deposit	376,618	—	370,005	—	370,005
Advance payments by borrowers for taxes and insurance	9,724	—	9,724	—	9,724
Advances from FHLBNY	517,375	—	503,406	—	503,406
Accrued interest payable	1,390	—	1,390	—	1,390

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$153,894	$153,894	$—	$—	$153,894
Available-for-sale securities, at fair value	113,346	—	108,417	4,929	113,346
Held-to-maturity securities, at amortized cost	934	—	914	—	914
Placements with banks	2,490	—	2,490	—	2,490
Mortgage loans held for sale, at fair value	15,836	—	15,836		15,836
Loans receivable, net	1,305,078	—	—	1,306,253	1,306,253
Accrued interest receivable	12,362	—	12,362	—	12,362
FHLBNY stock	6,001	6,001	—	—	6,001
Financial liabilities:
Deposits:
Demand deposits	274,956	274,956	—	—	274,956
Interest-bearing deposits	500,281	500,281	—	—	500,281
Certificates of deposit	429,479	—	431,339	—	431,339
Advance payments by borrowers for taxes and insurance	7,657	—	7,657	—	7,657
Advances from FHLBNY	106,255	—	106,680	—	106,680
Warehouse lines of credit	15,090	—	15,090	—	15,090
Accrued interest payable	228	—	228	—	228

The following table reconciles, at December 31, 2022 and 2021, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31,
	2022	2021
	(in thousands)
Beginning balance	$4,929	$6,016
Total loss included in earnings	(344)	(87)
Securities sold	—	(1,000)
Transfer out of level 3	(4,585)	—
Ending balance	$—	$4,929

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There was one transfer out of Level 3 assets in the fair value hierarchy at December 31, 2022 due to more observability of the inputs and the comparability to other assets trading in the marketplace on valuation date. There were no transfers into or out of Level 3 for the year ended December 31, 2021. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: There loan commitments on which the committed interest rate is less than the current market rate insignificant at December 31, 2022 and 2021.

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

Note 15. Regulatory Capital Requirements

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of December 31, 2022 and 2021, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 22.53% and 9.23% at December 31, 2022 and 2021.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2022 and 2022 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,241	33.72%	$125,791	8.00%	$157,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,537	32.47%	94,343	6.00%	125,791	8.00%
Common Equity Tier 1 Capital Ratio	510,537	32.47%	70,757	4.50%	102,205	6.50%
Tier 1 Capital to Total Assets	510,537	26.29%	77,665	4.00%	97,082	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$476,519	30.53%	$124,883	8.00%	$156,104	10.00%
Tier 1 Capital to Risk-Weighted Assets	456,816	29.26%	93,662	6.00%	124,883	8.00%
Common Equity Tier 1 Capital Ratio	456,816	29.26%	70,247	4.50%	101,468	6.50%
Tier 1 Capital to Total Assets	456,816	20.47%	89,264	4.00%	111,580	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
PDL Community Bancorp
Total Capital to Risk-Weighted Assets	$204,216	18.96%	$86,169	8.00%	$107,711	10.00%
Tier 1 Capital to Risk-Weighted Assets	190,714	17.71%	64,627	6.00%	86,169	8.00%
Common Equity Tier 1 Capital Ratio	190,714	17.71%	48,470	4.50%	70,012	6.50%
Tier 1 Capital to Total Assets	190,714	12.58%	60,629	4.00%	75,786	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$184,689	17.23%	$85,735	8.00%	$107,168	10.00%
Tier 1 Capital to Risk-Weighted Assets	171,253	15.98%	64,301	6.00%	85,735	8.00%
Common Equity Tier 1 Capital Ratio	171,253	15.98%	48,226	4.50%	69,659	6.50%
Tier 1 Capital to Total Assets	171,253	10.91%	62,784	4.00%	78,481	5.00%

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

Mortgage World’s minimum net worth requirements as of December 31, 2022 and prior to becoming a division of Ponce Bank, December 31, 2021 are reflected below:

Minimum
Requirement
(in thousands)
December 31, 2022
HUD	$1,000

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Minimum
Requirement
(in thousands)
December 31, 2021
HUD	$1,000
New York Department of Financial Services	250
Other State Banking Departments	250

As of December 31, 2022 and 2021, Mortgage World is in compliance with all minimum capital requirements as specified above.

Note 16. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2022
	December 31, 2021	Change	December 31, 2022
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(1,456)	$(16,404)	$(17,860)
Total	$(1,456)	$(16,404)	$(17,860)

	December 31, 2021
	December 31, 2020	Change	December 31, 2021
	(in thousands)
Unrealized gains on available-for-sale securities, net	$135	$(1,591)	$(1,456)
Total	$135	$(1,591)	$(1,456)

Note 17. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance (1)	$5,631	$424	$1,260
Originations (1)	6,418	10	197
Payments	(3,731)	(82)	(1,033)
Ending balance	$8,318	$352	$424

(1)
Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $8.0 million, $6.2 million and $6.8 million from officers and directors at December 31, 2022, 2021 and 2020, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 18. Parent Company Only Financial Statements

The following are the condensed financial statements of the Parent as of and for the years ended December 31, 2022 and 2021.

	December 31,
ASSETS	2022	2021
	(in thousands)
Cash and cash equivalents	$28,318	$124,867
Investment in Ponce Bank	438,975	169,797
Investment in Mortgage World	—	5,406
Investment in Grain	—	1,000
Investment in Lending Front	1,000	—
Investment in Bamboo	2,500	—
Loan receivable - ESOP	14,377	4,455
Other assets	7,702	6,612
Total assets	$492,872	$312,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Funds due to Ponce Financial	$—	$122,000
Other liabilities and accrued expenses	172	881
Stockholders' equity	492,700	189,256
Total liabilities and stockholders' equity	$492,872	$312,137

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Interest on ESOP loan	$302	$142
Interest on other deposits	4	16
Net interest income	306	158
Share-based compensation expense	1,567	1,405
Management fee expense	504	514
Office occupancy and equipment	80	58
Professional fees	1,938	1,240
Contribution to the Ponce De Leon Foundation	4,995	—
Other noninterest expenses	1,086	72
Total noninterest expense	10,170	3,289
Loss before income taxes	(9,864)	(3,131)
Benefit for income taxes	(2,009)	(381)
Equity in undistributed earnings of Ponce Bank and Mortgage World	(22,146)	28,165
Net (loss) income	$(30,001)	$25,415

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(30,001)	$25,415
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	22,146	(28,165)
Investment in Grain write-off	1,000	—
Deferred income tax	239	(1,381)
Share-based compensation expense	1,567	1,405
Decrease (increase) in other assets	(750)	(2,193)
Net increase (decrease) in other liabilities	992	366
Net cash used in operating activities	(4,807)	(4,553)
Cash Flows from Investing Activities:
Investment in Grain	—	(500)
Investment in Lending Front	(1,000)	—
Investment in Bamboo	(2,500)	—
Investment in Ponce Bank	(302,322)	—
Loan to the ESOP	(10,974)
Repayment of ESOP Loan	1,052	1,014
Net cash (used in) provided by investing activities	(315,744)	514
Cash Flows from Financing Activities:
Funds due to Ponce Financial	—	122,000
Common stock issued from vesting of restricted stock units	2	—
Proceeds from issuance of preferred stock	225,000	—
Contribution to Ponce De Leon Foundation	(1,000)
Repurchase of treasury shares	—	(1,607)
Proceeds from the sale of treasury stock	—	4,743
Net cash used in financing activities	224,002	125,136
Net decrease in cash and cash equivalents	(96,549)	121,097
Cash and cash equivalents at beginning of year	124,867	3,770
Cash and cash equivalents at end of year	$28,318	$124,867

Note 19. Quarterly Financial Information (unaudited)

	2022				2021
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands except share data)
Net interest income	$16,166	$17,611	$15,488	$17,338	$16,782	$15,440	$13,732	$12,892
Provision for loan losses	12,641	9,330	817	1,258	873	572	586	686
Net interest income after provision for loan losses	3,525	8,281	14,671	16,080	15,909	14,868	13,146	12,206
Noninterest income	437	1,577	2,179	2,226	19,169	3,234	8,341	3,893
Noninterest expense	15,765	25,416	16,567	28,074	15,854	14,732	13,641	12,915
Income (loss) before income taxes	(11,803)	(15,558)	283	(9,768)	19,224	3,370	7,846	3,184
Provision (benefit) for income taxes	(2,589)	(820)	(488)	(2,948)	4,245	1,318	1,914	732
Net income (loss)	$(9,214)	$(14,738)	$771	$(6,820)	$14,979	$2,052	$5,932	$2,452

Basic earnings (loss) per share	$(0.40)	$(0.64)	$0.03	$(0.31)	$0.90	$0.12	$0.35	$0.15
Diluted earnings (loss) per share	$(0.40)	$(0.64)	$0.03	$(0.31)	$0.89	$0.12	$0.35	$0.15
Basic weighted average common shares	23,168,097	23,094,859	23,056,559	21,721,113	16,864,929	16,823,731	16,737,037	16,548,196
Diluted weighted average common shares	23,168,097	23,094,859	23,128,911	21,721,113	16,924,785	16,914,833	16,773,606	16,548,196

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)
Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)
Attestation Report of the Registered Public Accounting Firm

Not applicable.

d)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Proposal I – “Election of Directors – Executive Compensation” section of the 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Proposal I – Election of Directors – Benefit Plans and Agreements – 2018 Long-Term Incentive Plan” sections of the Company’s 2023 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Proposal I – Election of Directors - Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2023 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2022 and 2021

(C) Consolidated Statements of Operations for the Years ended December 31, 2022, 2021, and 2020

(D) Consolidated Statements of Comprehensive (Loss) Income for the Years ended December 31, 2022, 2021, and 2020

(E) Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2022, 2021, and 2020

(F) Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021, and 2020

(G) Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Ponce Financial Group, Inc. (attached as Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.2	Bylaws of Ponce Financial Group, Inc. (attached as Exhibit 3.2 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.3

Articles Supplementary to the Charter of Ponce Financial Group, Inc. (attached as Exhibit 3.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

4.1

Form of Common Stock Certificate of Ponce Financial Group, Inc. (attached as Exhibit 4.0 to the Registrant’s amendment No. 1 to the Form S-1 (File No, 333-258394) filed with the Commission on November 5, 2021).

4.2

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(attached as Exhibit 4.2 to Ponce Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-41255) filed with the Commission on March 31, 2022).

10.1†*	Ponce Bank Employee Stock Ownership Program with 401(k) provisions.

10.2†*	Amendment No.1 to the Ponce Bank Employee Stock Ownership Program with 401(k) provisions.

10.3†	Ponce De Leon Federal Deferred Compensation Plan (attached as Exhibit 10.3 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

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

10.10†

Amendment to Employment Agreement of Frank Perez, dated May 25, 2022 (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on May 31, 2022).

10.11†	Specimen Form of Restricted Stock Unit Award Agreement for Employees (attached as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.12†

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (attached as Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.13†	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.14†	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.15†	PDL Community Bancorp 2018 Long-Term Incentive Plan (attached as Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-262674) filed with the Commission on February 11, 2022).

10.16

Letter Agreement and Securities Purchase Agreement, dated June 7, 2022, by and among Ponce Financial Group and Treasury (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.17

Registration Rights Agreement between Ponce Financial Group and the Treasury, dated June 7, 2022 (attached as Exhibit 10.2 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

21.1	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (embedded within the Inline XBRL)
101.SCH	XBRL Taxonomy Extension Schema Document (embedded within the Inline XBRL)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (embedded within the Inline XBRL)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (embedded within the Inline XBRL)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (embedded within the Inline XBRL)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

Item 16. FORM 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ponce Financial Group, Inc.

Date: March 21, 2023	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 21, 2023
Carlos P. Naudon

/s/ Sergio J. Vaccaro	Executive Vice President and Chief Financial Officer	March 21, 2023
Sergio J. Vaccaro

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 21, 2023
Steven A. Tsavaris

/s/ James Demetriou	Director	March 21, 2023
James Demetriou

/s/ William Feldman	Director	March 21, 2023
William Feldman

/s/ Julio Gurman	Director	March 21, 2023
Julio Gurman

/s/ Maria Alvarez	Director	March 21, 2023
Maria Alvarez

/s/ Nick Lugo	Director	March 21, 2023
Nick Lugo

/s/ James Perez	Director	March 21, 2023
James Perez