Form 10-Q
period 2023-03-31
Ponce Financial Group, Inc.
filed 2023-05-15
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2023, the registrant had 24,884,735 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2023 and December 31, 2022

(Dollars in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$83,670	$34,074
Interest-bearing deposits in banks	101,017	20,286
Total cash and cash equivalents	184,687	54,360
Available-for-sale securities, at fair value (Note 3)	128,320	129,505
Held-to-maturity securities, net of allowance for credit losses of $809 at March 31, 2023 and $0 at December 31, 2022; at amortized cost (fair value 2023 $482,621; 2022 $495,851) (Note 3)	491,649	510,820
Placements with banks	1,245	1,494
Mortgage loans held for sale, at fair value	2,987	1,979
Loans receivable, net of allowance for credit losses - 2023 $28,975; 2022 $34,592 (Note 4)	1,614,428	1,493,127
Accrued interest receivable	15,435	15,049
Premises and equipment, net (Note 5)	17,215	17,446
Right of use assets (Note 6)	33,147	33,423
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	19,209	24,661
Deferred tax assets (Note 9)	15,413	16,137
Other assets	15,799	13,988
Total assets	$2,539,534	$2,311,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,336,877	$1,252,412
Operating lease liabilities	34,308	34,532
Accrued interest payable	1,767	1,390
Advance payments by borrowers for taxes and insurance	14,902	9,724
Borrowings (Note 8)	648,375	517,375
Other liabilities	7,264	3,856
Total liabilities	2,043,493	1,819,289
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of March 31, 2023 and as of December 31, 2022.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,865,476 shares issued and 24,863,500 shares outstanding as of March 31, 2023 and 24,861,329 shares issued and 24,859,353 shares outstanding as of December 31, 2022	249	249
Treasury stock, at cost; 1,976 shares as of March 31, 2023 and December 31, 2022 (Note 10)	(2)	(2)
Additional paid-in-capital	206,883	206,508
Retained earnings	94,399	92,955
Accumulated other comprehensive loss (Note 15)	(16,629)	(17,860)
Unearned compensation ─ ESOP; 1,536,040 shares as of March 31, 2023 and 1,569,475 shares as of December 31, 2022 (Note 10)	(13,859)	(14,150)
Total stockholders' equity	496,041	492,700
Total liabilities and stockholders' equity	$2,539,534	$2,311,989

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Interest on loans receivable	$19,700	$18,200
Interest on deposits due from banks	197	36
Interest and dividend on securities and FHLBNY stock	6,459	782
Total interest and dividend income	26,356	19,018
Interest expense:
Interest on certificates of deposit	1,871	803
Interest on other deposits	4,166	284
Interest on borrowings	5,074	593
Total interest expense	11,111	1,680
Net interest income	15,245	17,338
(Benefit) provision for credit losses (Note 3) (Note 4)	(174)	1,258
Net interest income after (benefit) provision for credit losses	15,419	16,080
Non-interest income:
Service charges and fees	491	440
Brokerage commissions	15	338
Late and prepayment charges	729	58
Income on sale of mortgage loans	99	418
Loan origination	—	625
Other	485	347
Total non-interest income	1,819	2,226
Non-interest expense:
Compensation and benefits	7,446	7,125
Occupancy and equipment	3,570	3,192
Data processing expenses	1,192	847
Direct loan expenses	412	874
Provision for contingencies	985	17
Insurance and surety bond premiums	265	147
Office supplies, telephone and postage	399	405
Professional fees	1,455	1,334
Contribution to the Ponce De Leon Foundation (Note 2)	—	4,995
Grain (recoveries) write-off (Note 4)	(914)	8,074
Marketing and promotional expenses	128	71
Directors' fees and regulatory assessment	155	154
Other operating expenses	1,268	839
Total non-interest expense	16,361	28,074
Income (loss) before income taxes	877	(9,768)
Provision (benefit) for income taxes (Note 9)	546	(2,948)
Net income (loss)	$331	$(6,820)
Earnings (loss) per common share (Note 10):
Basic	$0.01	$(0.31)
Diluted	$0.01	$(0.31)
Weighted average common shares outstanding (Note 10):
Basic	23,293,013	21,721,113
Diluted	23,324,532	21,721,113

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three Months Ended March 31, 2023 and 2022

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$331	$(6,820)
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	1,564	(7,108)
Income (tax) benefit effect	(333)	1,529
Total other comprehensive income (loss), net of tax	1,231	(5,579)
Total comprehensive income (loss)	$1,562	$(12,399)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan ("ESOP')	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	—	—	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, March 31, 2022	—	$—	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2023 and 2022

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$331	$(6,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(30)	67
Gain on sale of loans	—	(7)
Gain on derivatives	(119)	(152)
Grain recoveries	(914)	—
Provision for credit losses	(174)	1,258
Depreciation and amortization	742	467
ESOP compensation	262	375
Share-based compensation expense	404	356
Deferred income taxes	391	(2,090)
Changes in assets and liabilities:
(Increase) decrease in mortgage loans held for sale, fair value	(1,008)	7,864
Increase in accrued interest receivable	(386)	(437)
(Increase) decrease in other assets	(778)	6,554
Increase (decrease) in accrued interest payable	377	(5)
Decrease in operating lease liabilities	(224)	—
Increase in advance payments by borrowers	5,178	2,504
Increase in other liabilities	2,094	2,024
Net cash provided by operating activities	6,146	11,958
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	240,691	581
Purchases of FHLBNY Stock	(235,239)	—
Purchases of available-for-sale securities	—	(53,385)
Proceeds from maturities, calls and principal repayments on securities	21,140	4,763
Placements with banks	249	—
Proceeds from sales of loans	—	3,699
Net increase in loans	(117,890)	(317)
Purchases of premises and equipment	(235)	(130)
Net cash used in investing activities	(91,284)	(44,789)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	84,465	(23,551)
Contribution to the Ponce De Leon Foundation	—	(1,000)
Net proceeds from borrowings	131,000	(12,880)
Net advances on warehouse lines of credit	—	(14,337)
Net cash provided by (used in) financing activities	215,465	(51,768)
Net increase (decrease) in cash and cash equivalents	130,327	(84,599)
Cash and Cash Equivalents including restricted cash:
Beginning	54,360	153,894
Ending	$184,687	$69,295
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$10,734	$1,685
Cash paid for income taxes	$37	$42

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

Ponce Financial Group, Inc. (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”) is the holding company of Ponce Bank (“Ponce Bank” or the “Bank”), a federally chartered stock savings association. The Company’s Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Risks and Uncertainties:

With the continuation of the sustained conflict and disruption in the Ukraine, the impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations.

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the three months ended March 31, 2023, the benefit for credit losses amounted to $0.2 million primarily due to a net benefit of $0.3 million related to loans originated by Grain Technology, Inc. ("Grain") (see Note 4 for additional information related to Grain reserves) countered by increases in the loan portfolio and a provisions of $0.1 million related to held-to-maturity securities.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies:

Use of Estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statement of financial condition, and revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities and the estimates relating to the valuation for share-based awards.

Interim Financial Statements: The interim consolidated financial statements at March 31, 2023, and for the three months ended March 31, 2023 and 2022 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of Mortgage World, a division of the Bank, to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 3 discusses the types of securities in which the Bank invests. Notes 4 and 12 discuss the types of lending that the Bank engages in, and other concentrations.

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

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Held-to maturity securities: Effective January 1, 2023, the Company adopted Accounting Standards Topic 326, "Financial Instruments - Credit Losses" which replaced the previously existing U.S. GAAP "incurred loss" approach to "expected credit losses" approach, which is referred as Current Expected Credit Losses ("CECL"). CECL modifies the accounting of impairment on held-for-sale debt securities by recognizing a credit loss through an allowance for credit losses. The Company methodology to measure the allowance for credit loss ("ACL") incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio level. The quantitative component includes the calculation of loss rates using an open pool method. The Company differentiates its loss-rate method for a pool of held-to-maturity corporate securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

The Company considers qualitative adjustments to expected credit losses for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management's estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative allowance.

Available-for-sale securities: The impairment model for available-for-sale ("AFS") debt securities differs from the CECL approach utilized by held-to-maturity ("HTM") debt securities since AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

On a quarterly basis, the Company evaluates the available-for-sale securities for impairment. Securities that are in an unrealized loss position are reviewed to determine if a securities credit loss exists based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether an impairment exists include: (a) the extent to which the fair value is less than the amortized cost basis, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) whether the Company intends to sell the security and whether it is more likely than not the Company will not be required to sell the security.

If a determination is made that a security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a securities credit loss as a provision expense through the establishment of an allowance for available for sale securities. The securities credit loss expense will be limited to the difference between the security's amortized cost basis and fair value and any future changes may be reversed, limited to the amount previously expensed in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the estimated fair value of investments should be recognized in current period earnings. The risks and uncertainties include change in general economic conditions, the issuer's financial condition and/or future prospects, the effects of changes in interest rates or credit spreads, and the expected recovery period. See Note 3 ("Securities") of the Notes to the Consolidated Financial Statements.

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

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the allowance for credit losses on loans and including net deferred loan origination fees and costs.

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

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or recorded against principal balances, until qualifying for return to accrual. Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured. Accrued interest receivable is closely monitored for collectability and will be charged-off in a timely manner if deemed uncollectable. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the ACL.

Allowance for Credit Losses: The allowance for credit losses (“ACL”) on loans is management's estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses (“PCL”) recognized in the Consolidated Statements of Operations and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when Management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral-dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and generally will require Ponce Bank to make specific judgments. One of these specific judgments around how Ponce Bank will make or obtain reasonable and supportable forecasts of expected credit losses. Ponce Bank uses Federal Open Market Committee to obtain various forecasts for unemployment rate, national gross domestic product and the National Consumer Price Index. Ponce Bank has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The level of the ACL on loans is based on Management's ongoing review of all relevant information, from internal and external sources, related to past events, current conditions and reasonable forecast. Historical credit loss experience provides the basis for calculation of probability of default, loss given default, exposure at default and the estimation of expected credit losses. As discussed further below, adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. Under ASC 326-20-30-2 and 326-20-55-5, Ponce Bank should aggregate financial assets on the basis of similar risk characteristics. Management selected a Call Code segmentation, as based on the Bank's call report. Management’s criteria for determining an appropriate segmentation (1) groups loans based on similar risk characteristics; (2) allows for mapping and utilization/application of publicly available external information (Call Report Filings); (3) allows for mapping and utilization/application of publicly available external information; (4) federal call code is granular enough to accommodate enough to accommodate a “like-kind” notion, yet broad enough to maintain statistical relevance and/or a meaningful number of loan observations within material segments and (5) federal call code designation is identifiable throughout historical data sets, which is critical component of segmentation selection.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting Management's view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies, procedures and strategies including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) economic conditions such as the Bank’s market area, customer demographics, portfolio composition, along with national indicators considered impactful to the model; (3) changes in the nature and volume of the portfolio; (4) credit and lending staff/administration; (5) problem with loan trends; (6) concentrations; (7) loan review results; (8) collateral values and regulatory and business environment.

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as Management's judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. The ACL on loans is determined by an estimate of future credit losses, and ultimate losses may vary from Management's estimate..

Allowances for Credit Losses on Unfunded Commitments: The ACL on unfunded commitments is Management's estimate of expected credit losses over the expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditional cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments and the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments represents the likelihood that the funding will occur and is based upon the Company's average historical utilization rate each portfolio.

The ACL on unfunded commitments in included in other liabilities in the Consolidated Statements of Financial Conditions. The ACL on unfunded commitments is adjusted through non-interest expense in the Consolidated Statements of Operations.

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

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of March 31, 2023, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right of use assets are recognized on the commencement date based on the present value of lease payments over the lease term adjusted for initial direct costs, if any, and lease incentives received or deemed probable of being received. The Company uses the rate implicit in the lease if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of Company leases are not readily determinable and accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date for all leases. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company uses its FHLBNY borrowing rate based on the information available on the commencement date plus a spread of 2.50% in determining the present value of lease payments.

Lease expense is recognized on a straight-line basis over the lease term and is included in “Occupancy and equipment” in the Consolidated Statement of Operations. Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Other Real Estate Owned: Other Real Estate Owned (“OREO”) represents properties acquired through, or in lieu of, loan foreclosure or other proceedings. OREO is initially recorded at fair value, less estimated disposal costs, at the date of foreclosure, which establishes a new cost basis. After foreclosure, the properties are held for sale and are carried at the lower of cost or fair value, less estimated costs of disposal. Any write-down to fair value, at the time of transfer to OREO, is charged to the allowance for credit losses.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards Updates ("ASU"):

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires all lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Lessor accounting remains largely unchanged under the new guidance. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period, for public business entities. The Company took advantage of the extended transition period for complying with new or revised accounting standards as an EGC, and it adopted the amendments in this update for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022..

The Company has evaluated the amended guidance including the potential impact on its consolidated financial statements. The Company has identified its leased office spaces and equipment as within the scope of the guidance. The Company currently leases its administrative office and 15 branches and mortgage offices and the new guidance resulted in the establishment of a right to use asset of $36.2 million and corresponding lease obligations of $36.7 million as of January 1, 2022. The Company has adopted this standard on December 31, 2022, effective January 1, 2022.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard is to replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, is to apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also reportedly simplifies the accounting model for purchased credit-impaired debt, securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities, that are not deemed to be smaller reporting companies as defined by the SEC as of November 15, 2019. The Company has adopted the amendments in this update on January 1, 2023. Entities have to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings (i.e., modified retrospective approach).

As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company recognized, net of taxes, a reduction of $2.4 million in the allowance credit for losses on loans, countered by increases of $0.8 million in unfunded commitments and $0.5 million in the allowance for credit losses on held-to-maturity debt securities.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326).” This ASU eliminates troubled debt restructuring guidance for organizations that adopted the amendments in ASU 2016-13 while providing for additional disclosures for loan modifications. This new guidance introduces new disclosure requirements for modifications of receivables to borrowers experiencing financial difficulty. Creditors should evaluate all modifications as either a new loan or continuation of an existing loan under the general guidance on loan refinancing and restructuring in ASC 310-20-35-9 through 35-11. The Company has adopted the amendments in this update on January 1, 2023. The Company has evaluated the impact of this guidance and it has no impact on the Company's consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provides optional means and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of the reference rate reform. The amendments in this ASU were initially effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date (Topic 848)." This ASU extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial statements.
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

Note 3. Securities

Adoption of Topic 326

Effective January 1, 2023, the Company adopted the provisions of Topic 326 using the modified retrospective method. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 326. There was no ACL on available-for-sale securities recognized upon the adoption of Topic 326.

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,987	$—	$(241)	$2,746
Corporate Bonds	25,816	—	(2,639)	23,177
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	43,421	—	(6,030)	37,391
FHLMC Certificates	11,036	—	(1,490)	9,546
FNMA Certificates	65,819	—	(10,474)	55,345
GNMA Certificates	117	—	(2)	115
Total available-for-sale securities	$149,196	$—	$(20,876)	$128,320

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(206)	$24,794
Corporate Bonds	82,500	—	(4,158)	78,342
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	230,531	853	(2,457)	228,927
FHLMC Certificates	4,008	—	(245)	3,763
FNMA Certificates	128,968	—	(3,695)	125,273
SBA Certificates	21,451	71	—	21,522
Allowance for Credit Losses	(809)	—	—	—
Total held-to-maturity securities	$491,649	$924	$(10,761)	$482,621

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

The Company’s securities portfolio had 42 and 42 available-for-sale securities and 33 and 34 held-to-maturity securities at March 31, 2023 and December 31, 2022, respectively. There were no available-for-sale and held-to-maturity securities sold during the three months ended March 31, 2023. There were no available-for-sale securities and held-to-maturity securities sold during the year ended December 31, 2022. One available-for-sale security in the amount of $10.0 million matured and/or was called during the three months ended March 31, 2023 and two available-for-sale securities in the amount of $5.4 million matured and/or were called during the year ended December 31, 2022. The Company did not purchased any available-for-sale securities and held-to-maturity securities during the three months ended March 31, 2023 and purchased $58.4 million in available-for-sale securities and $528.9 million in held-to-maturity securities during the year ended December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,746	$(241)	$2,746	$(241)
Corporate Bonds	5,586	(446)	17,591	(2,193)	23,177	(2,639)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	37,391	(6,030)	37,391	(6,030)
FHLMC Certificates	—	—	9,546	(1,490)	9,546	(1,490)
FNMA Certificates	—	—	55,345	(10,474)	55,345	(10,474)
GNMA Certificates	115	(2)	—	—	115	(2)
Total available-for-sale securities	$5,701	$(448)	$122,619	$(20,428)	$128,320	$(20,876)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,794	$(206)	$—	$—	$24,794	$(206)
Corporate Bonds	78,342	(4,158)	—	—	78,342	(4,158)
Collateralized Mortgage Obligations	124,242	(2,457)	—	—	124,242	(2,457)
FHLMC Certificates	3,080	(106)	683	(139)	3,763	(245)
FNMA Certificates	125,273	(3,695)	—	—	125,273	(3,695)
Total held-to-maturity securities	$355,731	$(10,622)	$683	$(139)	$356,414	$(10,761)

	December 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,689	$(296)	$2,689	$(296)
Corporate Bonds	13,138	(1,186)	10,221	(1,279)	23,359	(2,465)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	4,537	(300)	33,240	(6,426)	37,777	(6,726)
FHLMC Certificates	—	—	9,634	(1,676)	9,634	(1,676)
FNMA Certificates	12,111	(1,230)	43,817	(10,041)	55,928	(11,271)
GNMA Certificates	118	(4)	—	—	118	(4)
Total available-for-sale securities	$29,904	$(2,720)	$99,601	$(19,718)	$129,505	$(22,438)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,620	$(380)	$—	$—	$24,620	$(380)
Corporate Bonds	75,181	(3,819)	—	—	75,181	(3,819)
Collateralized Mortgage Obligations	215,300	(5,558)	—	—	215,300	(5,558)
FHLMC Certificates	3,177	(115)	675	(153)	3,852	(268)
FNMA Certificates	126,691	(5,227)	—	—	126,691	(5,227)
Total held-to-maturity securities	$444,969	$(15,099)	$675	$(153)	$445,644	$(15,252)

At March 31, 2023 and December 31, 2022, the Company had 42 and 42 available-for-sale securities, respectively, and 26 and 27 held-to-maturity securities at March 31, 2023 and December 31, 2022 with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2023 and December 31, 2022. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2023 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S government agencies or U.S.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

The following is a summary of maturities of securities at March 31, 2023 and December 31, 2022. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2023
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,987	2,746
More than five years through ten years	—	—
	2,987	2,746
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,709
More than five years through ten years	21,816	19,468
	25,816	23,177
Mortgage-Backed Securities	120,393	102,397
Total available-for-sale securities	$149,196	$128,320
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,794
More than five years through ten years	—	—
	25,000	24,794
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	71,101
More than five years through ten years	7,500	7,241
	82,500	78,342
Mortgage-Backed Securities	384,958	379,485
Allowance for Credit Losses	(809)	—
Total held-to-maturity securities	$491,649	$482,621

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,985	2,689
More than five years through ten years	—	—
	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,710
More than five years through ten years	21,824	19,649
	25,824	23,359
Mortgage-Backed Securities	123,134	103,457
Total available-for-sale securities	$151,943	$129,505
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	35,000	34,620
More than five years through ten years	—	—
	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	71,328
More than five years through ten years	7,500	7,410
	82,500	78,738
Mortgage-Backed Securities	393,320	382,493
Total held-to-maturity securities	$510,820	$495,851

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Three Months Ended March 31,
	2023	2022
Beginning balance	$—	$—
Impact on CECL adoption	662	—
Provision for credit losses	147	—
Allowance for credit losses	$809	$—

At March 31, 2023, 26 available-for-sale securities with a fair value totaling $102.3 million and 10 held-to-maturity securities with an amortized cost totaling $130.0 million were pledged at the FHLBNY as collateral for borrowing activities. At December 31, 2022 six held-to-maturity securities with an amortized costs totaling $194.9 million were pledged at the FHLBNY as collateral for borrowing activities. No available-for-sale securities were pledged at December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$354,559	$343,968
Owner-Occupied	149,481	134,878
Multifamily residential	553,430	494,667
Nonresidential properties	314,560	308,043
Construction and land	235,157	185,018
Total mortgage loans	1,607,187	1,466,574
Nonmortgage loans:
Business loans (1)	19,890	39,965
Consumer loans (2)	14,227	19,129
Total non-mortgage loans	34,117	59,094
Total loans, gross	1,641,304	1,525,668
Net deferred loan origination costs	2,099	2,051
Allowance for Credit Losses	(28,975)	(34,592)
Loans receivable, net	$1,614,428	$1,493,127

(1)
As of March 31, 2023 and December 31, 2022, business loans include $3.6 million and $20.0 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of March 31, 2023 and December 31, 2022, consumer loans include $13.4 million and $18.2 million, respectively, of microloans originated by Grain through its mobile application that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

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

For disclosures related to the allowance for credit losses and credit quality, the Company does not have any disaggregated classes of loans below the segment level.

Credit-Quality Indicators: Internally assigned risk ratings are used as credit-quality indicators, which are reviewed by management on a quarterly basis.

The objectives of the Company’s risk-rating system are to provide the Board of Directors and senior management with an objective assessment of the overall quality of the loan portfolio, to promptly and accurately identify loans with well-defined credit weaknesses so that timely action can be taken to minimize credit loss, to identify relevant trends affecting the collectability of the loan portfolio, to isolate potential problem areas and to provide essential information for determining the adequacy of the allowance for credit losses.

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

The following tables present credit risk ratings by loan segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$487,441	$551,992	$314,435	$223,251	$19,849	$14,227	$1,611,195
Special mention	5,283	1,439	—	—	—	—	6,722
Substandard	11,316	—	125	11,906	40	—	23,387
Total	$504,040	$553,430	$314,560	$235,157	$19,890	$14,227	$1,641,304

	December 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$462,126	$492,556	$307,307	$173,351	$39,965	$19,129	$1,494,434
Special mention	7,692	1,437	606	—	—	—	9,735
Substandard	9,028	674	130	11,667	—	—	21,499
Total	$478,846	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

An aging analysis of loans, as of March 31, 2023 and December 31, 2022, is as follows:

	March 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$350,105	$2,589	$—	$1,865	$354,559	$3,049	$—
Owner-Occupied	146,929	493	—	2,059	149,481	4,265	—
Multifamily residential	550,939	1,052	—	1,439	553,430	—	—
Nonresidential properties	310,591	3,969	—	—	314,560	91	—
Construction and land	223,252	—	—	11,905	235,157	11,906	—
Nonmortgage loans:
Business	17,393	4	1	2,492	19,890	40	2,452
Consumer	12,931	752	544	—	14,227	—	—
Total	$1,612,140	$8,859	$545	$19,760	$1,641,304	$19,351	$2,452

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$340,495	$1,530	$78	$1,865	$343,968	$3,061	$—
Owner-Occupied	131,510	2,553	—	815	134,878	2,987	—
Multifamily residential	490,024	4,643	—	—	494,667	—	—
Nonresidential properties	303,190	4,246	607	—	308,043	93	—
Construction and land	173,351	—	4,100	7,567	185,018	7,567	—
Nonmortgage loans:
Business	27,657	1,466	7,869	2,973	39,965	—	2,973
Consumer	16,743	1,267	1,119	—	19,129	—	—
Total	$1,482,970	$15,705	$13,773	$13,220	$1,525,668	$13,708	$2,973

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three months ended March 31, 2023 and 2022, and as of and for the year ended December 31, 2022:

	For the Three Months Ended March 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	135	182	455	16	750	1	(1,860)	(321)
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(2,569)	(2,569)
Recoveries	—	—	—	—	—	—	363	363
Balance, end of period	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Ending balance: individually evaluated for impairment	$60	$100	$—	$37	$—	$40	$—	$237
Ending balance: collectively evaluated for impairment	4,704	1,951	4,514	3,281	2,522	317	11,449	28,738
Total	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Loans:
Ending balance: individually evaluated for impairment	$5,234	$5,576	$1,439	$792	$11,905	$40	$—	$24,986
Ending balance: collectively evaluated for impairment	349,325	143,905	551,991	313,768	223,252	19,850	14,227	1,616,318
Total	$354,559	$149,481	$553,430	$314,560	$235,157	$19,890	$14,227	$1,641,304

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	41	(6)	304	104	(7)	55	767	1,258
Charge-offs	—	—	—	—	—	—	(751)	(751)
Recoveries	—	—	—	—	—	2	32	34
Balance, end of period	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Ending balance: individually evaluated for impairment	$93	$114	$—	$38	$—	$—	$—	$245
Ending balance: collectively evaluated for impairment	3,488	1,058	5,988	2,231	2,017	363	1,503	16,648
Total	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Loans:
Ending balance: individually evaluated for impairment	$5,970	$4,828	$—	$1,991	$7,567	$—	$—	$20,356
Ending balance: collectively evaluated for impairment	317,472	90,406	368,133	249,902	137,314	100,253	31,899	1,295,379
Total	$323,442	$95,234	$368,133	$251,893	$144,881	$100,253	$31,899	$1,315,735

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Charge-offs	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans, including troubled debt restructurings, are identified by applying normal loan review procedures in accordance with the allowance for credit losses methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the three months ended March 31, 2023 and 2022 and as of and for the year ended December 31, 2022:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,212	$9,452	$1,358	$10,810	$160	$10,197	$83
Multifamily residential	1,437	1,439	—	1,439	—	720	—
Nonresidential properties	833	452	340	792	37	796	7
Construction and land	11,905	11,905	—	11,905	—	9,736	—
Nonmortgage loans:
Business	40	—	40	40	40	20	—
Consumer	—		—	—	—	—	—
Total	$25,427	$23,248	$1,738	$24,986	$237	$21,469	$90

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,131	$8,386	$2,412	$10,798	$207	$11,970	$76
Multifamily residential	—	—	—	—	—	1,104	—
Nonresidential properties	2,023	1,636	355	1,991	38	3,399	20
Construction and land	7,567	7,567	—	7,567	—	1,568	17
Nonmortgage loans:
Business	—	—	—	—	—	12	—
Consumer	—	—	—	—	—	24	—
Total	$20,721	$17,589	$2,767	$20,356	$245	$18,077	$113

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—	—	—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 as of January 1, 2023, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 will remain until settled.

During the three months ended March 31, 2023, and for the year ended December 31, 2022, there were no loans restructured as a troubled debt restructuring.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2023, there were 23 troubled debt restructured loans totaling $6.5 million of which $4.2 million are on accrual status. At December 31, 2022, there were 23 troubled debt restructured loans totaling $6.6 million of which $4.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million both at March 31, 2023 and December 31, 2022, respectively.

Mortgage Loans Held for Sale at Fair Value

At March 31, 2023 and at December 31, 2022, 5 loans and 4 loans related to Mortgage World in the amount of $3.0 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” At December 31, 2022, the Bank had 27,886 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $18.2 million and which were performing, in management's opinion, comparably to similar portfolios, offset by a $15.4 million allowance for loan losses, resulting in $2.8 million in Grain microloans, net of allowance for loan losses.

At March 31, 2023, the Bank had 22,859 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $13.4 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $11.6 million allowance for credit losses, resulting in $1.8 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through March 31, 2023, 45,322 microloans amounting to $25.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $16.5 million, net of recoveries, of the Grain Receivable and received $6.7 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of March 31, 2023, the Company’s total exposure to Grain was $1.8 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.4 million of security deposits by Grain borrowers. The $0.9 million of recoveries for the three months ended March 31, 2023 and the $8.1 million write-off for the three months ended March 31, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $0.9 million of recoveries for the three months ended March 31, 2023, $0.5 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Grain Technology, Inc. ("Grain") Total Exposure as of March 31, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-March 31, 2023)	$25,057
Write-downs, net of recoveries (inception-to-date as of March 31, 2023)	(16,541)
Cash receipts from Grain (inception-to-March 31, 2023)	(6,690)
Grant/reserve (inception-to-March 31, 2023)	(1,826)
Net receivable as of March 31, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of March 31, 2023	$13,365
Allowance for credit losses as of March 31, 2023 (1)	(11,597)
Microloans, net of allowance for credit losses as of March 31, 2023	$1,768
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of March 31, 2023	$—
Total exposure to Grain as of March 31, 2023	$1,768

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.2 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

Off-Balance Sheet Credit Losses

Also included within the scope of the CECL standard are off-balance sheet loan commitments, which includes the unfunded portion of committed lines of credit and construction loans.

The Company estimates expected credit losses over the contractual period in which the company is exposed to credit risk through a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet exposures is adjusted as a provision for credit loss expense. The Company uses similar assumptions and risk factors that are developed for collectively evaluated financing receivables. This estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments to be funded over its estimated life.

At March 31, 2023, the allowance for off-balance sheet credit losses was $2.3 million, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2023, the Company had $1.0 million in credit loss provision for off-balance-sheet items, which are included in "Provision for contingencies" on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$354	$229
Impact on CECL adoption	948	—
Provision	985	17
Allowance for credit losses	$2,287	$246

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Premises and Equipment

Premises and equipment at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	15,945	15,808
Furniture, fixtures and equipment	8,595	8,497
	30,189	29,954
Less: accumulated depreciation and amortization	(12,974)	(12,508)
Total premises and equipment	$17,215	$17,446

Depreciation and amortization expense amounted to $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations. Compared to December 31, 2022, leasehold improvements increased by $0.1 million to $15.9 million primarily as a result of asset additions and furniture, fixtures and equipment increased by $0.1 million to $8.6 million.

Note 6. Leases

Effective January 1, 2022, the Company adopted the provisions of Topic 842 using the prospective transition approach. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 842.

The Company has 16 operating leases for branches (including headquarters) and office spaces and five operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 17 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease ROU assets	$33,147	$33,423
Operating lease liabilities	34,308	34,532
Weighted-average remaining lease term-operating leases	13.2 years	13.5 years
Weighted average discount rate-operating leases	4.9%	4.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended March 31,
		2023	2022
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,015	$1,021
Operating lease cost	Other operating expenses	4	1
Short-term lease cost	Other operating expenses	6	4
Variable lease cost	Occupancy and equipment	31	47
Total lease cost		$1,056	$1,073

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company’s minimum annual rental payments under the terms of the leases are as follows at March 31, 2023:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2023	$2,864
2024	3,833
2025	3,635
2026	3,422
2027	3,495
2028	3,566
Thereafter	25,476
Total Minimum payments required	46,291
Less: implied interest	11,983
Present value of lease liabilities	$34,308

Lease Commitments: As of March 31, 2023, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 7. Deposits

Deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Demand	$282,741	$289,149
Interest-bearing deposits:
NOW/IOLA accounts	21,735	24,349
Money market accounts	408,404	317,815
Reciprocal deposits	109,649	114,049
Savings accounts	127,731	130,432
Total NOW, money market, reciprocal and savings	667,519	586,645
Certificates of deposit of $250K or more	76,893	70,113
Brokered certificates of deposits (1)	98,754	98,754
Listing service deposits (1)	28,417	35,813
Certificates of deposit less than $250K	182,553	171,938
Total certificates of deposit	386,617	376,618
Total interest-bearing deposits	1,054,136	963,263
Total deposits	$1,336,877	$1,252,412
(1)
As of March 31, 2023 and December 31, 2022, there were $9.5 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At March 31, 2023 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$160,146
2024	88,763
2025	45,094
2026	43,891
2027	48,544
Thereafter	179
$386,617

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.2 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Borrowings

The Bank had $648.4 million of outstanding term advances from the FHLBNY and the FRBNY at March 31, 2023 and $511.4 million of outstanding term advances from the FHLBNY December 31, 2022, respectively. The Bank also had $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. Additionally, the Bank had two unsecured lines of credit in the amount of $90.0 million with two correspondent banks, under which there was nothing outstanding at both March 31, 2023 and December 31, 2022.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $395.9 million and $511.4 million of outstanding term advances from the FHLBNY at March 31, 2023 and December 31, 2022, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2023. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $9.3 million at March 31, 2023 and $21.5 million at December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Bank had eligible collateral of approximately $529.7 million and $478.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the Federal Reserve Bank of New York ("FRBNY") secured by 39.0% of our total securities portfolio with amortized cost of $250.2 million at March 31, 2023. The Bank had $252.5 million of outstanding term advances from the FRBNY at March 31, 2023. No amounts were outstanding at December 31, 2022.

Borrowed funds at March 31, 2023 and December 31, 2022 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2023			2022
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$6,000	$6,000	4.6%

Term advances ending:
2023	$24,775	$24,775	2.81	$178,375	$178,375	4.32
2024	302,500	302,500	4.51	50,000	50,000	4.75
2025	50,000	50,000	4.41	50,000	50,000	4.41
2026	—	—	—	—	—	—
2027	212,000	212,000	3.44	183,000	183,000	3.25
Thereafter	59,100	59,100	3.43	50,000	50,000	3.35
	$648,375	$648,375	3.99%	$517,375	$517,375	3.90%

Interest expense on term advances totaled $3.9 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. There were $0.9 million in interest expense on overnight advances for the three months ended March 31, 2023. There was no interest expense on overnight advances for the three months ended March 31, 2022. Interest expense on term advances totaled $0.3 million for the three months ended March 31, 2023. There were no interest expense on term advances for the three months ended March 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2023 and 2022 consists of the following:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Federal:
Current	$40	$(1,053)
Deferred	105	(1,715)
	145	(2,768)
State and local:
Current	430	195
Deferred	(152)	(543)
	278	(348)
Valuation allowance	123	168
Provision (benefit) for income taxes	$546	$(2,948)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three months ended March 31, 2023 and 2022, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Income tax, at federal rate	$184	$(2,051)
State and local tax, net of federal taxes	220	(275)
Valuation allowance, net of the federal benefit	123	168
Other	19	(790)
	$546	$(2,948)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the three months ended March 31, 2023 and 2022, the valuation allowance increased by $0.1 million and $0.2 million, respectively. In 2022, the Company generated large net operating losses in New York State and New York City which in turn increased the 2022 valuation allowance.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. At March 31, 2023, the Bank had a federal NOL carryforward of $12.7 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $63.6 million for New York State purposes and $35.5 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At March 31, 2023, the Bank had a New Jersey NOL carryforward of $0.4 million.

At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2019.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2023 and December 31, 2022 are presented below:

	March 31,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,485	$11,324
Interest on nonaccrual loans	537	317
Unrealized loss on available-for-sale securities	4,444	4,777
Amortization of intangible assets	27	32
Operating lease liabilities	11,230	11,304
Net operating losses	9,296	9,119
Charitable contribution carryforward	1,872	1,859
Compensation and benefits	788	562
Other	1,418	478
Total gross deferred tax assets	39,097	39,772
Deferred tax liabilities:
Depreciation of premises and equipment	1,049	1,049
Right of use assets	10,850	10,941
Deferred loan fees	687	671
Other	29	29
Total gross deferred tax liabilities	12,615	12,690
Valuation allowance	11,069	10,945
Net deferred tax assets	$15,413	$16,137

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2023, the salary deferral contribution limit was $22,500; provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) for a total of $30,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 11). As of March 31, 2023, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $13.9 million.

A summary of the ESOP shares as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Shares committed-to-be released	167,180	133,744
Shares allocated to participants	358,630	354,227
Unallocated shares	1,536,040	1,569,475
Total	2,061,850	2,057,446
Fair value of unallocated shares	$12,058	$14,628

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized for the three months ended March 31, 2023 and 2022 was $0.02 million each for one key executive officer.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31, 2022 and March 31, 2023, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan for both periods was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of March 31, 2023 and December 31, 2022, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restricted stock unit awards activity and related information for three months ended March 31, 2023 and year ended December 31, 2022 are as follows:

	March 31, 2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	245,840	$9.40
Granted	—	—
Vested	(4,147)	9.27
Forfeited	—	—
Non-vested at March 31	241,693	$9.40

	December 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	63,715	10.44
Vested	(149,495)	9.11
Forfeited	—	—
Non-vested at December 31	245,840	$9.40

Compensation expense related to restricted stock units was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $1.8 million, which is expected to be recognized over the next 19 quarters.

A summary of the Company’s stock option awards activity and related information for three months ended March 31, 2023 and year ended December 31, 2022 are as follows:

	March 31, 2023
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	352,621	$8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	352,621	8.97
Exercisable at March 31 (1)	191,752	$8.83

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	$—
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	352,621	$8.97
Exercisable at December 31 (1)	190,508	$8.83
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options at March 31, 2023 and was $0.1 million for outstanding options and $0.1 million for exercisable options December 31, 2022.

The weighted-average exercise price for the options as of March 31, 2023 was $8.97 per share and the weighted average remaining contractual life is 6.4 years. The weighted average period over which compensation expenses are expected to be recognized is 3.3 years. There were 191,752 shares and 190,508 shares exercisable as of March 31, 2023 and December 31, 2022, respectively. Total compensation cost related to stock options recognized was $0.05 million both for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total remaining unrecognized compensation cost related to unvested stock options was $0.4 million, which is expected to be recognized over the next 19 quarters.

Treasury Stock:

As of March 31, 2023 and December 31, 2022, 1,976 shares were held as treasury stock as a result of restricted stock units vested during 2022.

Note 11. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands except share data)

Net income (loss)	$331	$(6,820)

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,862,118	22,744,101
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,569,105	1,022,988
Basic weighted average common shares outstanding	23,293,013	21,721,113
Basic earnings (loss) per common share	$0.01	$(0.31)
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	31,519	—
Diluted weighted average common shares outstanding	23,324,532	21,721,113
Diluted earnings (loss) per common share	$0.01	$(0.31)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Commitments to grant mortgage loans	$306,709	$207,105
Commitments to sell loans at lock-in rates	4,888	1,676
Unfunded commitments under lines of credit	67,228	72,530
	$378,825	$281,311

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2023.

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

Unfunded Commitments with Bamboo: On October 1, 2022, the Bank entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first quarter of 2023, the Bank made an additional contribution of $0.5 million for a total investment in Bamboo of $3.0 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of March 31, 2023 and December 31, 2022, the total unfunded commitment was $2.4 million and $2.8 million, respectively.

Unfunded Commitments with Silvergate: In April of 2022, the Bank committed to invest $5.0 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of March 31, 2023 and December 31, 2022, the total unfunded commitment was $2.7 million and $3.3 million, respectively.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $3.0 million and the aggregate unpaid principal amounted to $3.0 million.

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

The approximate notional amounts of Mortgage World’s derivative instruments were $4.9 million and $1.7 million at March 31, 2023 and December 31, 2022, respectively. The fair value of derivatives related to interest rate lock commitments not subject to a forward loan sale commitment, amounted to $0.1 million and $0.02 million as of March 31, 2023 and December 31, 2022 and is included in other assets on the Consolidated Statements of Financial Condition.

The table below presents the changes in derivatives from interest rate lock commitments that are measured at fair value on a recurring basis:

(in thousands)
Balance as of December 31, 2022	$22
Change in fair value of derivative instrument reported in earnings	97
Balance as of March 31, 2023	$119

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

Warehouse Lines of Credit: The carrying amounts of warehouse lines of credit and mortgage loan funding payable approximate fair value and due to their short-term nature are classified as Level 2. One of the warehouse lines of credit was terminated on March 31, 2022 and one was terminated on February 7, 2023

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,746	$2,746	$—	$—
Corporate bonds	23,177	649	22,528	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,391	—	37,391	—
FHLMC Certificates	9,546		9,546
FNMA Certificates	55,345	—	55,345	—
GNMA Certificates	115	—	115	—
Mortgage Loans Held for Sale, at fair value	2,987	—	2,987	—
Derivatives from interest rate lock commitments	119	—	—	119
	$131,426	$3,395	$127,912	$119

		December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,689	$2,689	$—	$—
Corporate bonds	23,359	730	22,629	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,777	—	37,777	—
FHLMC Certificates	9,634		9,634
FNMA Certificates	55,928	—	55,928	—
GNMA Certificates	118	—	118	—
Mortgage Loans Held for Sale, at fair value	1,979	—	1,979	—
Derivatives from interest rate lock commitments	22	—	—	22
	$131,506	$3,419	$128,065	$22

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$24,986	$—	$—	$24,986

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,952	$—	$—	$17,952

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2023 and 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2023 and December 31, 2022, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2023
Financial assets:
Cash and cash equivalents	$184,687	$184,687	$—	$—	$184,687
Available-for-sale securities, at fair value	128,320	3,395	124,925	—	128,320
Held-to-maturity securities, at amortized cost, net	491,649	—	482,621	—	482,621
Placements with banks	1,245	—	1,245	—	1,245
Mortgage loans held for sale, at fair value	2,987	—	2,987	—	2,987
Loans receivable, net	1,614,428	—	—	1,551,627	1,551,627
Accrued interest receivable	15,435	—	15,435	—	15,435
FHLBNY stock	19,209	19,209	—	—	19,209
Financial liabilities:
Deposits:
Demand deposits	282,741	282,741	—	—	282,741
Interest-bearing deposits	667,519	667,519	—	—	667,519
Certificates of deposit	386,617	—	383,066	—	383,066
Advance payments by borrowers for taxes and insurance	14,902	—	14,902	—	14,902
Borrowings	648,375	—	636,704	—	636,704
Accrued interest payable	1,767	—	1,767	—	1,767

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$54,360	$54,360	$—	$—	$54,360
Available-for-sale securities, at fair value	129,505	3,419	126,086	—	129,505
Held-to-maturity securities, at amortized cost	510,820	—	495,851	—	495,851
Placements with banks	1,494	—	1,494	—	1,494
Mortgage loans held for sale, at fair value	1,979	—	1,979		1,979
Loans receivable, net	1,493,127	—	—	1,430,864	1,430,864
Accrued interest receivable	15,049	—	15,049	—	15,049
FHLBNY stock	24,661	24,661	—	—	24,661
Financial liabilities:
Deposits:
Demand deposits	289,149	289,149	—	—	289,149
Interest-bearing deposits	586,645	586,645	—	—	586,645
Certificates of deposit	376,618	—	37,005	—	37,005
Advance payments by borrowers for taxes and insurance	9,724	—	9,724	—	9,724
Borrowings	517,618	—	503,406	—	503,406
Accrued interest payable	1,390	—	1,390	—	1,390

The following table reconciles, at March 31, 2023 and December 31, 2022, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs.

	March 31,	December 31,
	2023	2022
	(in thousands)
Beginning balance	$—	$4,929
Total loss included in earnings	—	(344)
Transfer out of level 3	—	(4,585)
Ending balance	$—	$—

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy at March 31, 2023 and one security transferred out of Level 3 assets in the fair value hierarchy at December 31, 2022. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2023 and December 31, 2022.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2023 and 2022 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2023 and December 31, 2022, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 19.54% at March 31, 2023 and 22.53% at December 31, 2022.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2023 and December 31, 2022 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$534,770	30.38%	$140,819	8.00%	$176,024	10.00%
Tier 1 Capital to Risk-Weighted Assets	512,652	29.12%	105,614	6.00%	140,819	8.00%
Common Equity Tier 1 Capital Ratio	512,652	29.12%	79,211	4.50%	114,415	6.50%
Tier 1 Capital to Total Assets	512,652	21.59%	94,990	4.00%	118,738	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$481,303	27.54%	$139,808	8.00%	$174,760	10.00%
Tier 1 Capital to Risk-Weighted Assets	459,342	26.28%	104,856	6.00%	139,808	8.00%
Common Equity Tier 1 Capital Ratio	459,342	26.28%	78,642	4.50%	113,594	6.50%
Tier 1 Capital to Total Assets	459,342	19.51%	94,169	4.00%	117,712	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,241	33.72%	$125,791	8.00%	$157,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,537	32.47%	94,343	6.00%	125,791	8.00%
Common Equity Tier 1 Capital Ratio	510,537	32.47%	70,757	4.50%	102,205	6.50%
Tier 1 Capital to Total Assets	510,537	26.29%	77,665	4.00%	97,082	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$476,519	30.53%	$124,883	8.00%	$156,104	10.00%
Tier 1 Capital to Risk-Weighted Assets	456,816	29.26%	93,662	6.00%	124,883	8.00%
Common Equity Tier 1 Capital Ratio	456,816	29.26%	70,247	4.50%	101,468	6.50%
Tier 1 Capital to Total Assets	456,816	20.47%	89,264	4.00%	111,580	5.00%

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

The Bank's minimum net worth requirements as of March 31, 2023 and December 31, 2022 are reflected below:

Minimum
Requirement
(in thousands)
March 31, 2023
HUD	$1,000

Minimum
Requirement
(in thousands)
December 31, 2022
HUD	$1,000

As of March 31, 2023 and December 31, 2022, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 15. Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) is as follows:

	March 31, 2023
	December 31, 2022	Change	March 31, 2023
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(17,860)	$1,231	$(16,629)
Total	$(17,860)	$1,231	$(16,629)

	December 31, 2022
	December 31, 2021	Change	December 31, 2022
	(in thousands)
Unrealized gains on available-for-sale securities, net	$(1,456)	$(16,404)	$(17,860)
Total	$(1,456)	$(16,404)	$(17,860)

Note 16. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousand)
Beginning balance (1)	$8,318	$5,631
Originations (1)	578	4,048
Payments	(65)	(1,475)
Ending balance	$8,831	$8,204

(1)
Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $7.9 million and $8.0 million from directors, executive officers and non-executive officers at March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at March 31, 2023 and December 31, 2022, and results of operations for the three months ended March 31, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the scope, duration and severity of rising interest rates, and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;
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
•
adverse changes related to the businesses of our partners, including Grain Technology, Inc. (“Grain”) specifically (as defined herein);
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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors” filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023.

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

The table below includes references to the Company's net income (loss) and earnings (loss) per share for the three months ended March 31, 2023 and 2022 before the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income (loss) amount and earnings (loss) per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income (loss) and earnings (loss) per share is provided below.

Non-GAAP Reconciliation – Net Income (Loss) before the Contribution to the Ponce De Leon Foundation (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$331	$(6,820)
Contribution to the Ponce De Leon Foundation	—	4,995
Income tax (benefit) provision	—	(1,049)
Net income (loss) - non-GAAP	$331	$(2,874)

Earnings (loss) per common share (GAAP) (1)	$0.01	$(0.31)

Earnings (loss) per common share (non-GAAP) (1)	$0.01	$(0.13)

(1)
Earnings (loss) per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the three months ended March 31, 2023 and 2022 (23,293,013 shares and 21,721,113 shares, respectively).

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 9 loans totaling $3.6 million were outstanding at March 31, 2023. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Federal Economic Relief Funds To Aid Lending

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

CDFI Equitable Recovery Program

The Bank has been awarded a $3.7 million grant from the U.S. Treasury as part of the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic. The U.S. Treasury indicated that the grant would be disbursed in June 2023 and its utilization would be subject to eligible activities and reporting in accordance with the ERP program.

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

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Bank, pursuant to its agreement with Grain, at December 31, 2022, had 27,886 microloans outstanding, net of put backs, with credit extensions aggregating $18.2 million.

At March 31, 2023, the Bank had 22,859 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $13.4 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $11.6 million allowance for credit losses, resulting in $1.8 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through March 31, 2023, 45,322 microloans amounting to $25.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $16.5 million, net of recoveries, of the Grain Receivable and received $6.7 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of March 31, 2023, the Company’s total exposure to Grain was $1.8 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.4 million of security deposits by Grain borrowers. The $0.9 million of recoveries for the three months ended March 31, 2023 and the $8.1 million write-off for the three months ended March 31, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $0.9 million of recoveries for the three months ended March 31, 2023, $0.5 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Grain Technology, Inc. ("Grain") Total Exposure as of March 31, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-March 31, 2023)	$25,057
Write-downs, net of recoveries (inception-to-date as of March 31, 2023)	(16,541)
Cash receipts from Grain (inception-to-March 31, 2023)	(6,690)
Grant/reserve (inception-to-March 31, 2023)	(1,826)
Net receivable as of March 31, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of March 31, 2023	$13,365
Allowance for credit losses as of March 31, 2023 (1)	(11,597)
Microloans, net of allowance for credit losses as of March 31, 2023	$1,768
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of March 31, 2023	$—
Total exposure to Grain as of March 31, 2023	$1,768

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.2 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

Grain has been victimized by cyber fraud using synthetic and other forms of fraudulent identifications, a phenomenon that has become prevalent with Fintechs. Grain remains a pre-profit startup highly dependent on earnings from its relationship with the Bank, a new relationship with another financial institution, and further capital raises which may not materialize.

The Company continues to closely monitor its portfolio of consumer loans originated by Grain as well as Grain’s refinement of solutions for detecting and preventing cyber fraud in the application for microloans. The Company has requested, and Grain has agreed, that no new microloans be originated until further notice and that further extensions of credit to an existing microloan borrower only be made upon confirmation that such borrower is not fraudulent. Further, like other start-up companies, there is a higher level of risk that Grain may not be able to execute its business plan and may fail. In the event Grain were to cease operations, and although it has considered contingency plans, the Bank may have greater difficulty in servicing and collecting the microloan portfolio. In such a case, the level the Bank has provided for in its allowance for credit losses for its microloan portfolio may be inadequate and it may need to increase its provision for credit losses, which could materially decrease the Company’s net income. As a consequence of such events, the Bank may determine it appropriate to terminate its relationship with Grain.

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

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of March 31, 2023, the Company had $152.9 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

On October 1, 2022, Ponce Bank entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under this agreement, Ponce Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first quarter of 2023, the Bank made an additional contribution of $0.5 million for a total investment in Bamboo of $3.0 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.54 billion in assets, $1.61 billion in loans receivables, net of allowance for credit losses of $29.0 million, and $1.34 billion in deposits at March 31, 2023, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering, partnering with Fintech companies and assisting its communities with 5,340 PPP loans totaling $261.4 million. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total consolidated assets increased $227.5 million, or 9.8%, to $2.54 billion at March 31, 2023 from $2.31 billion at December 31, 2022. The increase in total assets is largely attributable to increases of $130.3 million in cash and cash equivalent, $121.3 million in net loans receivable, $1.8 million in other assets and $1.0 million in mortgage loans held for sale. The increase in total assets is partially offset by decreases of $19.2 million in held-to-maturity securities, $5.5 million in FHLBNY stock and $1.2 million in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $130.3 million, or 239.7%, to $184.7 million at March 31, 2023, compared to $54.4 million at December 31, 2022. The increase in cash and cash equivalents was primarily the result of an increase of $131.0 million in net borrowings, an increase of $84.5 million in net deposits and proceeds of $21.1 million from maturities/calls of securities, offset by an increase of $117.9 million in net loans.

Securities. The composition of securities at March 31, 2023 and December 31, 2022 and the amounts maturing of each classification are summarized as follows:

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,987	2,746	2,985	2,689
More than five years through ten years	—	—	—	—
	2,987	2,746	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More than one year through five years	4,000	3,709	4,000	3,710
More than five years through ten years	21,816	19,468	21,824	19,649
	25,816	23,177	25,824	23,359
Mortgage-Backed Securities	120,393	102,397	123,134	103,457
Total Available-for-Sale Securities	$149,196	$128,320	$151,943	$129,505

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,794	35,000	34,620
More than five years through ten years	—	—	—	—
	25,000	24,794	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	75,000	71,101	75,000	71,328
More than five years through ten years	7,500	7,241	7,500	7,410
	82,500	78,342	82,500	78,738
Mortgage-Backed Securities	384,958	379,485	393,320	382,493
Allowance for Credit Losses	(809)	—	—	—
Total Held-to-Maturity Securities	$491,649	$482,621	$510,820	$495,851

The Company securities portfolio decreased $19.2 million in held-to-maturity and $1.2 million in available-for-sale during the three months ended March 31, 2023. The decrease was primarily due to a call on one of the securities and changes in principal.

Gross Loans Receivable. The composition of gross loans receivable at March 31, 2023 and at December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2023		December 31, 2022		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$354,559	21.6%	$343,968	22.6%	$10,591	3.1%
Owner-Occupied	149,481	9.1%	134,878	8.8%	14,603	10.8%
Multifamily residential	553,430	33.7%	494,667	32.4%	58,763	11.9%
Nonresidential properties	314,560	19.2%	308,043	20.2%	6,517	2.1%
Construction and land	235,157	14.3%	185,018	12.1%	50,139	27.1%
Total mortgage loans	1,607,187	97.9%	1,466,574	96.1%	140,613	9.6%
Nonmortgage loans:
Business loans (1)	19,890	1.2%	39,965	2.6%	(20,075)	(50.2%)
Consumer loans (2)	14,227	0.9%	19,129	1.3%	(4,902)	(25.6%)
	34,117	2.1%	59,094	3.9%	(24,977)	(42.3%)
Total	$1,641,304	100.0%	$1,525,668	100.0%	$115,636	7.6%

(1)
As of March 31, 2023 and December 31, 2022, business loans include $3.6 million and $20.0 million, respectively, of PPP loans.
(2)
As of March 31, 2023 and December 31, 2022, consumer loans include $13.4 million and $18.2 million of microloans originated by Grain pursuant to its arrangement with the Bank.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.8% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2023 and December 31, 2022, approximately 5.7% and 6.4%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2023 and December 31, 2022, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 48.6% and 38.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 229.2% and 194.0% as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at March 31, 2023 increased $1.0 million, or 50.9%, to $3.0 million from $2.0 million at December 31, 2022.

Deposits. The composition of deposits at March 31, 2023 and December 31, 2022 and changes in dollars and percentages are summarized as follows:

	March 31, 2023		December 31, 2022		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$282,741	21.1%	$289,149	23.1%	$(6,408)	(2.2%)
Interest-bearing deposits:
NOW/IOLA accounts	21,735	1.6%	24,349	1.9%	(2,614)	(10.7%)
Money market accounts	408,404	30.5%	317,815	25.4%	90,589	28.5%
Reciprocal deposits	109,649	8.2%	114,049	9.1%	(4,400)	(3.9%)
Savings accounts	127,731	9.6%	130,432	10.4%	(2,701)	(2.1%)
Total NOW, money market, reciprocal and savings	667,519	49.9%	586,645	46.8%	80,874	13.8%
Certificates of deposit of $250K or more	76,893	5.8%	70,113	5.6%	6,780	9.7%
Brokered certificates of deposit (1)	98,754	7.4%	98,754	7.9%	-	0.0%
Listing service deposits (1)	28,417	2.1%	35,813	2.9%	(7,396)	(20.7%)
Certificates of deposit less than $250K	182,553	13.7%	171,938	13.7%	10,615	6.2%
Total certificates of deposit	386,617	29.0%	376,618	30.1%	9,999	2.7%
Total interest-bearing deposits	1,054,136	78.9%	963,263	76.9%	90,873	9.4%
Total deposits	$1,336,877	100.0%	$1,252,412	100.0%	$84,465	6.7%

(1)
As of March 31, 2023 and December 31, 2022, there were $9.5 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2023 and December 31, 2022. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at March 31, 2023 and December 31, 2022 of $648.4 million and $517.4 million in term advances from the FHLBNY and FRBNY, respectively. The Bank had no overnight line of credit advance at March 31, 2023 and December 31, 2022.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $3.3 million, or 0.7%, to $496.0 million at March 31, 2023 from $492.7 million at December 31, 2022. This increase in stockholders’ equity was largely attributable to the $1.2 million in other comprehensive income and $1.1 million in adoption of CECL.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

The discussion of the Company’s results of operations for the three months ended March 31, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income for the three months ended March 31, 2023 was $0.3 million compared to net loss of ($6.8) million for the three months ended March 31, 2022. Earnings per basic and diluted share was $0.01 for the three months ended March 31, 2023 compared to loss per basic and diluted share of ($0.31) for three months ended March 31, 2022. The $7.2 million increase of net income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to decreases of $11.7 million in non-interest expenses and $1.4 million in provision for loan losses, offset by an increase of a $3.5 million in provision for income taxes and decreases of $2.1 million in net interest income and $0.4 million of non-interest income.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$26,356	$19,018	$7,338	38.6%
Interest expense	11,111	1,680	9,431	561.4%
Net interest income	15,245	17,338	(2,093)	(12.1%)
Provision for loan losses	(174)	1,258	(1,432)	(113.8%)
Net interest income after provision for loan losses	15,419	16,080	(661)	(4.1%)
Non-interest income	1,819	2,226	(407)	(18.3%)
Non-interest expense	16,361	28,074	(11,713)	(41.7%)
Income (loss) before income taxes	877	(9,768)	10,645	(109.0%)
Provision (benefit) for income taxes	546	(2,948)	3,494	(118.5%)
Net income (loss)	$331	$(6,820)	$7,151	(104.9%)
Earnings (loss) per share:
Basic	$0.01	$(0.31)	$0.33	(104.5%)
Diluted	$0.01	$(0.31)	$0.33	(104.5%)

Interest and Dividend Income. Interest and dividend income increased $7.3 million, or 38.6%, to $26.4 million for the three months ended March 31, 2023 from $19.0 million for the three months ended March 31, 2022. Interest income on loans receivable, which is the Company’s primary source of income, increased $1.5 million, or 8.2%, to $19.7 million for the three months ended March 31, 2023 from $18.2 million for the three months ended March 31, 2022. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $5.8 million, or 713.7%, to $6.7 million for the three months ended March 31, 2023 from $0.8 million for the three months ended March 31, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$6,053	$5,180	$873	16.9%
Multifamily residential	6,096	3,839	2,257	58.8%
Nonresidential properties	3,673	3,084	589	19.1%
Construction and land	2,762	2,099	663	31.6%
Business loans	588	2,470	(1,882)	(76.2%)
Consumer loans	528	1,528	(1,000)	(65.4%)
Total interest income on loans receivable	$19,700	$18,200	$1,500	8.2%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$197	$37	$160	432.4%
Interest on securities	6,075	716	5,359	748.5%
Dividend on FHLBNY stock	384	65	319	490.8%
Total interest and dividend income	$6,656	$818	$5,838	713.7%

Interest Expense. Interest expense increased $9.4 million, or 561.4%, to $11.1 million for the three months ended March 31, 2023 from $1.7 million for the three months ended March 31, 2022, primarily due to an increase average cost of funds.

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$1,871	$802	$1,069	133.3%
Money market	4,125	236	3,889	1,647.9%
Savings	30	32	(2)	(6.3%)
NOW/IOLA	9	16	(7)	(43.8%)
Advance payments by borrowers	2	1	1	100.0%
Borrowings	5,074	593	4,481	755.6%
Total interest expense	$11,111	$1,680	$9,431	561.4%

Net Interest Income. Net interest income decreased $2.1 million, or 12.1%, to $15.2 million for the three months ended March 31, 2023 from $17.3 million for the three months ended March 31, 2022. The 2.1 million decrease in net interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to an increase of $9.4 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities, offset by an increase of $7.3 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks .

Net interest rate spread decreased by 269 basis point to 1.79% for the three months ended March 31, 2023 from 4.48% for the three months ended March 31, 2022. The decrease in the net interest rate spread for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 231 basis points to 2.97% for the three months ended March 31, 2023 from 0.66% for the three months ended March 31, 2022 and a decrease in the average yields on interest-earning assets of 37 basis points to 4.76% for the three months ended March 31, 2023 from 5.14% for the three months ended March 31, 2022.

Net interest margin decreased 193 basis points for the three months ended March 31, 2023, to 2.75% from 4.68% for three months ended March 31, 2022, reflecting an increase in our securities portfolio and our organic loan growth.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 5.00%-5.25% during its May 4, 2023 meeting, pushing borrowing costs to the highest level since 2007. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

Non-Interest Income. Non-interest income decreased 0.4 million, or 18.3%, to $1.8 million for the three months ended March 31, 2023 from $2.2 million for the three months ended March 31, 2022. The decrease in non-interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to decreases of $0.6 million in loan origination fees, $0.3 million in income on sale of mortgage loans and $0.3 million in brokerage commission, partially offset by an increase of $0.7 million in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$491	$440	$51	11.6%
Brokerage commissions	15	338	$(323)	(95.6%)
Late and prepayment charges	729	58	671	1,156.9%
Income on sale of mortgage loans	99	418	(319)	(76.3%)
Loan origination	—	625	(625)	(100.0%)
Other	485	347	138	39.8%
Total non-interest income	$1,819	$2,226	$(407)	(18.3%)

Non-Interest Expense. Non-interest expense decreased $11.7 million, or 41.7%, to $16.4 million for the three months ended March 31, 2023 from $28.1 million for the three months ended March 31, 2022. The $11.7 million increase in non-interest expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 was attributable to a $9.0 million decrease in Grain write-off and write-down, as well as a $5.0 million contribution to the Ponce De Leon Foundation last year, partially offset by a higher provision for contingencies of $1.0 million (due to higher volumes and CECL implementation).

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,446	$7,125	$321	4.5%
Occupancy and equipment	3,570	3,192	378	11.8%
Data processing expenses	1,192	847	345	40.7%
Direct loan expense	412	874	(462)	(52.9%)
Provision for contingencies	985	17	968	5,694.1%
Insurance and surety bond premiums	265	147	118	80.3%
Office supplies, telephone and postage	399	405	(6)	(1.5%)
Professional fees	1,455	1,334	121	9.1%
Contribution to the Ponce De Leon Foundation	—	4,995	(4,995)	(100.0%)
Grain (recoveries) write-off	(914)	8,074	(8,988)	(111.3%)
Marketing and promotional expenses	128	71	57	80.3%
Directors' fees and regulatory assessment	155	154	1	0.6%
Other operating expenses	1,268	839	429	51.1%
Total non-interest expense	$16,361	$28,074	$(11,713)	(41.7%)

Income Tax (Benefit) Provision. The Company had provision for income taxes of $0.5 million for the three months ended March 31, 2023 compared to a benefit for income taxes of $2.9 million for three months ended March 31, 2022.

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

	For the Three Months Ended March 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,572,148	19,700	5.08%	$1,325,433	$18,200	5.57%
Securities (3)	631,138	6,075	3.90%	138,095	717	2.11%
Other (4)	41,643	581	5.66%	38,253	101	1.07%
Total interest-earning assets	2,244,929	26,356	4.76%	1,501,781	19,018	5.14%
Non-interest-earning assets	129,837			225,006
Total assets	$2,374,766			$1,726,787
Interest-bearing liabilities:
NOW/IOLA	$23,334	$9	0.16%	$33,083	$16	0.20%
Money market	449,206	4,124	3.72%	319,806	235	0.30%
Savings	128,876	30	0.09%	135,404	32	0.10%
Certificates of deposit	381,362	1,871	1.99%	419,104	803	0.78%
Total deposits	982,778	6,034	2.49%	907,397	1,086	0.49%
Advance payments by borrowers	12,919	3	0.09%	9,808	1	0.04%
Borrowings	523,705	5,074	3.93%	114,688	593	2.10%
Total interest-bearing liabilities	1,519,402	11,111	2.97%	1,031,893	1,680	0.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand	316,803	—		372,433	—
Other non-interest-bearing liabilities	42,038	—		47,562	—
Total non-interest-bearing liabilities	358,841	—		419,995	—
Total liabilities	1,878,243	11,111		1,451,888	1,680
Total equity	496,523			274,899
Total liabilities and total equity	$2,374,766		2.97%	$1,726,787		0.66%
Net interest income		$15,245			$17,338
Net interest rate spread (5)			1.79%			4.48%
Net interest-earning assets (6)	$725,527			$469,888
Net interest margin (7)			2.75%			4.68%
Average interest-earning assets to interest-bearing liabilities			147.75%			145.54%

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

	For the Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$3,388	$(1,888)	$1,500
Securities (2)	2,560	2,798	5,358
Other	9	471	480
Total interest-earning assets	5,957	1,381	7,338
Interest-bearing liabilities:
NOW/IOLA	(4)	(2)	(6)
Money market	96	3,794	3,890
Savings	(2)	—	(2)
Certificates of deposit	(72)	1,140	1,068
Total deposits	18	4,932	4,950
Borrowings	2,115	2,366	4,481
Total interest-bearing liabilities	2,133	7,298	9,431
Change in net interest income	$3,824	$(5,917)	$(2,093)

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2023, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$67,461	(0.21%)
+300	67,404	(0.29%)
+200	67,380	(0.33%)
+100	67,429	(0.26%)
Level	67,602	— %
-100	68,230	0.93%

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

At March 31, 2023, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2023, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$409,410	$(63,600)	(13.45%)	17.87%	(1,345)
+300	425,593	(47,417)	(10.02%)	18.20%	(1,002)
+200	441,444	(31,566)	(6.67%)	18.50%	(667)
+100	458,445	(14,565)	(3.08%)	18.82%	(308)
Level	473,010	—	—%	19.03%	—
-100	502,675	29,665	6.27%	19.69%	627

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

At March 31, 2023, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points to 5.00% - 5.25% at its May 4, 2023 meeting. The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans. The Bank believes it is well positioned to withstand this rising interest rate environment in the near term as it is asset sensitive.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2023, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2023, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$101,017	$101,017	$101,017	$101,017	$101,017	$—	$101,017	$83,670	$184,687
Securities (1)	13,753	29,850	78,310	173,584	422,142	223,107	645,249	(25,280)	619,969
Placements with banks	1,245	1,245	1,245	1,245	1,245	—	1,245	—	1,245
Net loans (includes LHFS)	129,290	222,007	348,837	621,045	1,499,928	123,664	1,623,592	(6,177)	1,617,415
FHLBNY stock	—	—	19,209	19,209	19,209	—	19,209	—	19,209
Other assets	—	—	—	—	—	—	—	97,009	97,009
Total	$245,305	$354,119	$548,618	$916,100	$2,043,541	$346,771	$2,390,312	$149,222	$2,539,534
Liabilities:
Non-maturity deposits	$34,422	$68,844	$137,686	$275,372	$640,136	$70,418	710,554	$239,706	$950,260
Certificates of deposit	56,121	108,863	218,637	269,337	386,617	—	386,617	—	386,617
Borrowings	17,775	24,775	277,275	327,275	598,375	50,000	648,375	—	648,375
Other liabilities	—	—	—	—	—	—	—	58,241	58,241
Total liabilities	108,318	202,482	633,598	871,984	1,625,128	120,418	1,745,546	297,947	2,043,493
Capital	—	—	—	—	—	—	—	496,041	496,041
Total liabilities and capital	$108,318	$202,482	$633,598	$871,984	$1,625,128	$120,418	$1,745,546	$793,988	$2,539,534
Asset/liability gap	$136,987	$151,637	$(84,980)	$44,116	$418,413	$226,353	$644,766
Gap/assets ratio	226.47%	174.89%	86.59%	105.06%	125.75%	287.97%	136.94%

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

	December 31, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,286	$20,286	$20,286	$20,286	$20,286	$—	$20,286	$34,074.00	$54,360
Securities (1)	21,817	56,680	87,373	185,290	442,280	224,760	667,040	(26,715)	640,325
Placement with banks	1,494	1,494	1,494	1,494	1,494	—	1,494	—	1,494
Net loans (includes LHFS)	146,397	239,265	372,573	560,220	1,400,720	111,402	1,512,122	(17,016)	1,495,106
FHLBNY stock	24,665	24,665	24,665	24,665	24,665	—	24,665	(4)	24,661
Other assets	—	—	—	—	—	—	—	96,043	96,043
Total	$214,659	$342,390	$506,391	$791,955	$1,889,445	$336,162	$2,225,607	$86,382	$2,311,989
Liabilities:
Non-maturity deposits	$31,380	$62,760	$125,520	$251,041	$558,631	$73,985	$632,616	$243,178	$875,794
Certificates of deposit	59,736	103,461	196,339	245,796	376,618	—	376,618	—	376,618
Borrowings	159,600	177,375	184,375	234,375	467,375	50,000	517,375	—	517,375
Other liabilities	—	—	—	—	—	—	—	49,502	49,502
Total liabilities	250,716	343,596	506,234	731,212	1,402,624	123,985	1,526,609	292,680	1,819,289
Capital	—	—	—	—	—	—	—	492,700	492,700
Total liabilities and capital	$250,716	$343,596	$506,234	$731,212	$1,402,624	$123,985	$1,526,609	$785,380	$2,311,989
Asset/liability gap	$(36,057)	$(1,206)	$157	$60,743	$486,821	$212,177	$698,998
Gap/assets ratio	85.62%	99.65%	100.03%	108.31%	134.71%	271.13%	145.79%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY and the FRBNY. At March 31, 2023 and December 31, 2022, the Bank had $648.4 million and $517.4 million, respectively, of term and overnight outstanding advances from the FHLBNY and the FRBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $9.3 million as of March 31, 2023 and $21.5 million as of December 31, 2022. At March 31, 2023 and December 31, 2022, there was eligible collateral of approximately $529.7 million and $478.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has two unsecured lines of credit of $90.0 million with two correspondent banks, of which there was none outstanding at March 31, 2023 and December 31, 2022. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of March 31, 2023 and December 31, 2022.

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

Net cash provided by operating activities was $6.1 million and $12.0 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, and proceeds from the sale of real estate was ($91.3) million and ($44.8) million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $215.5 million and ($51.8) million for the three months ended March 31, 2023 and 2022, respectively.

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

At March 31, 2023 and December 31, 2022, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2023 and December 31, 2022. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2023 and December 31, 2022, the Company had outstanding commitments to originate loans and extend credit of $378.8 million and $281.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2023 totaled $160.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $7.4 million for the three months ended March 31, 2023. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.5 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $3.1 million for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2023, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2022 Form 10-K or our other SEC filings.

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

Ponce Financial Group, Inc. (Registrant)

Date: May 15, 2023	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer