Form 10-Q
period 2023-06-30
Ponce Financial Group, Inc.
filed 2023-08-04
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2023, the registrant had 23,653,600 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2023 and December 31, 2022

(Dollars in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$31,162	$31,977
Interest-bearing deposits	212,627	22,383
Total cash and cash equivalents	243,789	54,360
Available-for-sale securities, at fair value (Note 3)	123,720	129,505
Held-to-maturity securities, net of allowance for credit losses of $862 at June 30, 2023 and $0 at December 31, 2022; at amortized cost (fair value 2023 $466,054; 2022 $495,851) (Note 3)	481,952	510,820
Placements with banks	996	1,494
Mortgage loans held for sale, at fair value	10,070	1,979
Loans receivable, net of allowance for credit losses - 2023 $28,173; 2022 $34,592 (Note 4)	1,695,047	1,493,127
Accrued interest receivable	16,054	15,049
Premises and equipment, net (Note 5)	16,856	17,446
Right of use assets (Note 6)	32,435	33,423
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	19,195	24,661
Deferred tax assets (Note 9)	15,924	16,137
Other assets	15,919	13,988
Total assets	$2,671,957	$2,311,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,442,013	$1,252,412
Operating lease liabilities	33,716	34,532
Accrued interest payable	4,704	1,390
Advance payments by borrowers for taxes and insurance	12,402	9,724
Borrowings (Note 8)	682,100	517,375
Other liabilities	6,540	3,856
Total liabilities	2,181,475	1,819,289
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of June 30, 2023 and as of December 31, 2022.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 24,268,787 shares outstanding as of June 30, 2023 and 24,861,329 shares issued and 24,859,353 shares outstanding as of December 31, 2022	249	249
Treasury stock, at cost; 617,924 shares as of June 30, 2023 and 1,976 shares as of December 31, 2022 (Note 10)	(5,202)	(2)
Additional paid-in-capital	207,287	206,508
Retained earnings	94,312	92,955
Accumulated other comprehensive loss (Note 15)	(17,597)	(17,860)
Unearned compensation ─ ESOP; 1,502,603 shares as of June 30, 2023 and 1,569,475 shares as of December 31, 2022 (Note 10)	(13,567)	(14,150)
Total stockholders' equity	490,482	492,700
Total liabilities and stockholders' equity	$2,671,957	$2,311,989

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest on loans receivable	$23,015	$16,057	$42,715	$34,257
Interest on deposits due from banks	1,817	132	2,014	168
Interest and dividend on securities and FHLBNY stock	6,223	978	12,682	1,760
Total interest and dividend income	31,055	17,167	57,411	36,185
Interest expense:
Interest on certificates of deposit	2,381	677	4,252	1,480
Interest on other deposits	5,913	521	10,079	805
Interest on borrowings	6,479	481	11,553	1,074
Total interest expense	14,773	1,679	25,884	3,359
Net interest income	16,282	15,488	31,527	32,826
Provision for credit losses (Note 3) (Note 4)	987	817	813	2,075
Net interest income after provision for credit losses	15,295	14,671	30,714	30,751
Non-interest income:
Service charges and fees	481	445	972	885
Brokerage commissions	35	214	50	552
Late and prepayment charges	372	193	1,101	251
Income on sale of mortgage loans	82	200	181	618
Loan origination	—	696	—	1,321
Other	522	431	1,007	778
Total non-interest income	1,492	2,179	3,311	4,405
Non-interest expense:
Compensation and benefits	7,425	6,911	14,871	14,036
Occupancy and equipment	3,724	3,237	7,294	6,429
Data processing expenses	1,208	824	2,400	1,671
Direct loan expenses	345	505	757	1,379
Provision for contingencies	517	30	1,502	47
Insurance and surety bond premiums	248	156	513	303
Office supplies, telephone and postage	489	406	888	811
Professional fees	1,904	1,748	3,359	3,082
Contribution to the Ponce De Leon Foundation (Note 2)	—	—	—	4,995
Grain (recoveries) write-off (Note 4)	(346)	1,500	(1,260)	9,574
Marketing and promotional expenses	303	52	431	123
Directors' fees and regulatory assessment	160	167	315	321
Other operating expenses	1,112	1,031	2,380	1,870
Total non-interest expense	17,089	16,567	33,450	44,641
(Loss) income before income taxes	(302)	283	575	(9,485)
(Benefit) provision for income taxes (Note 9)	(215)	(488)	331	(3,436)
Net (loss) income	$(87)	$771	$244	$(6,049)
(Loss) earnings per common share (Note 10):
Basic	$(0.00)	$0.03	$0.01	$(0.27)
Diluted	$(0.00)	$0.03	$0.01	$(0.27)
Weighted average common shares outstanding (Note 10):
Basic	23,208,168	23,056,559	23,250,357	22,243,776
Diluted	23,208,168	23,128,911	23,275,201	22,243,776

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Six Months Ended June 30, 2023 and 2022

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(87)	$771	$244	$(6,049)
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	(1,284)	(10,191)	280	(17,299)
Income (tax) benefit effect	316	2,194	(17)	3,723
Total other comprehensive (loss) income, net of tax	(968)	(7,997)	263	(13,576)
Total comprehensive (loss) income	$(1,055)	$(7,226)	$507	$(19,625)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2023 and 2022

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041
Net loss	—	—	—	—	—	—	(87)	—	—	(87)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(968)	—	(968)
Repurchases of common stock	—	—	(615,948)	—	(5,200)	—	—	—	—	(5,200)
Release of restricted stock units	—	—	21,235	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	—	—	—	292	292
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, June 30, 2023	225,000	$225,000	24,268,787	$249	$(5,202)	$207,287	$94,312	$(17,597)	$(13,567)	$490,482

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan ("ESOP')	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	—	—	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, March 31, 2022	—	$—	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579
Net income	—	—	—	—	—	—	771	—	—	771
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,997)	—	(7,997)
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	21	—	—	303	324
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, June 30, 2022	225,000	$225,000	24,724,274	$247	$—	$205,669	$116,907	$(15,032)	$(14,709)	$518,082

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2023 and 2022

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$244	$(6,049)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(57)	151
Loss (gain) on sale of loans	13	(7)
Gain on derivatives	—	(135)
Grain write-off	—	9,574
Provision for credit losses	813	2,075
Depreciation and amortization	2,278	933
ESOP compensation	554	707
Share-based compensation expense	808	756
Deferred income taxes	196	(2,115)
Changes in assets and liabilities:
(Increase) decrease in mortgage loans held for sale, fair value	(8,091)	6,602
Increase in accrued interest receivable	(1,005)	(893)
Increase in other assets	(1,919)	(10,892)
Increase (decrease) in accrued interest payable	3,314	(70)
Decrease in operating lease liabilities	(1,190)	—
Increase in advance payments by borrowers	2,678	1,011
Increase in other liabilities	1,649	24,842
Net cash provided by operating activities	285	26,490
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	241,491	7,083
Purchases of FHLBNY Stock	(236,036)	(17,511)
Purchases of available-for-sale securities	—	(58,385)
Purchases of held-to-maturity securities	—	(210,601)
Proceeds from maturities, calls and principal repayments on securities	33,848	14,383
Placements with banks	498	—
Proceeds from sales of loans	1,862	3,699
Net increase in loans	(201,319)	(25,009)
Purchases of premises and equipment	(326)	(279)
Net cash used in investing activities	(159,982)	(286,620)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	189,601	(55,988)
Proceeds from issuance of preferred stock	—	225,000
Repurchase of treasury stock	(5,200)	—
Contribution to the Ponce De Leon Foundation	—	(1,000)
Net proceeds from borrowings	164,725	228,120
Net advances on warehouse lines of credit	—	(15,090)
Net cash provided by financing activities	349,126	381,042
Net increase in cash and cash equivalents	189,429	120,912
Cash and Cash Equivalents including restricted cash:
Beginning	54,360	153,894
Ending	$243,789	$274,806
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$22,570	$3,429
Cash paid for income taxes	$414	$274

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

Risks and Uncertainties:

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the six months ended June 30, 2023, total interest expenses increased $22.5 million, or 670.6%, to $25.9 million when compared to $3.4 million for the six months ended June 30, 2022.

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

Interim Financial Statements: The interim consolidated financial statements at June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30,

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

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

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash basis or recorded against principal balances, until qualifying for return to accrual. Cash basis interest recognition is only applied on nonaccrual loans with a sufficient collateral margin to ensure no doubt with respect to the collectability of principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of time (typically six months) and future payments are reasonably assured. Accrued interest receivable is closely monitored for collectability and will be charged-off in a timely manner if deemed uncollectable. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the allowance for credit losses (“ACL”).

Allowance for Credit Losses: The ACL on loans is management's estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses (“PCL”) recognized in the Consolidated Statements of Operations and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when Management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral-dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Because the methodology is based upon historical experience and trends, current economic data, reasonable and supportable forecasts, as well as Management's judgment, factors may arise that result in different estimations. Deteriorating conditions or assumptions could lead to further increases in the ACL on loans. The ACL on loans is determined by an estimate of future credit losses, and ultimate losses may vary from Management's estimate.

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

Loans Held for Sale, at Fair Value: Loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by the Bank’s Mortgage World division and the Company intends to sell these loans on the secondary market. Loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations. At June 30, 2023 and at December 31, 2022, 8 loans and 4 loans related to Mortgage World in the amount of $5.9 million and $2.0 million, respectively, were held for sale. At June 30, 2023 the Bank also had one construction loan in the amount of $4.1 million classified as held for sale in its portfolio.

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

Additionally, to facilitate the sale of mortgage loans, the Bank, through its Mortgage World division, may enter into forward sale positions on securities, and mandatory delivery positions. Exposure to losses or gains on these positions is limited to the net difference between the calculated amounts to be received and paid. As of June 30, 2023, the Company did not enter into any forward sale or mandatory delivery positions on their financial instruments.

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

Conversion, Reorganization and Common Stock Offering

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

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,988	$—	$(279)	$2,709
Corporate Bonds	25,807	—	(2,784)	23,023
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	42,128	—	(6,724)	35,404
FHLMC Certificates	10,742	—	(1,636)	9,106
FNMA Certificates	64,298	—	(10,931)	53,367
GNMA Certificates	114	—	(3)	111
Total available-for-sale securities	$146,077	$—	$(22,357)	$123,720

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(455)	$24,545
Corporate Bonds	82,500	25	(2,978)	79,547
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	224,312	—	(7,312)	217,000
FHLMC Certificates	3,948	—	(291)	3,657
FNMA Certificates	125,943	—	(5,828)	120,115
SBA Certificates	21,111	79	—	21,190
Allowance for Credit Losses	(862)	—	—	—
Total held-to-maturity securities	$481,952	$104	$(16,864)	$466,054

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

The Company’s securities portfolio had 42 and 42 available-for-sale securities and 33 and 34 held-to-maturity securities at June 30, 2023 and December 31, 2022, respectively. There were no available-for-sale and held-to-maturity securities sold during the six months ended June 30, 2023. There were no available-for-sale securities and held-to-maturity securities sold during the year ended December 31, 2022. One available-for-sale security in the amount of $10.0 million matured and/or was called during the six months ended June 30, 2023 and two available-for-sale securities in the amount of $5.4 million matured and/or were called during the year ended December 31, 2022. The Company did not purchased any available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2023 and purchased $58.4 million in available-for-sale securities and $528.9 million in held-to-maturity securities during the year ended December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,709	$(279)	$2,709	$(279)
Corporate Bonds	4,630	(371)	18,393	(2,413)	23,023	(2,784)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	35,404	(6,724)	35,404	(6,724)
FHLMC Certificates	—	—	9,106	(1,636)	9,106	(1,636)
FNMA Certificates	—	—	53,367	(10,931)	53,367	(10,931)
GNMA Certificates	111	(3)	—	—	111	(3)
Total available-for-sale securities	$4,741	$(374)	$118,979	$(21,983)	$123,720	$(22,357)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,545	$(455)	$—	$—	$24,545	$(455)
Corporate Bonds	23,847	(1,153)	52,176	(1,825)	76,023	(2,978)
Collateralized Mortgage Obligations	197,430	(6,164)	19,570	(1,148)	217,000	(7,312)
FHLMC Certificates	—	—	3,657	(291)	3,657	(291)
FNMA Certificates	29,875	(1,326)	90,240	(4,502)	120,115	(5,828)
Total held-to-maturity securities	$275,697	$(9,098)	$165,643	$(7,766)	$441,340	$(16,864)

	December 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,689	$(296)	$2,689	$(296)
Corporate Bonds	13,138	(1,186)	10,221	(1,279)	23,359	(2,465)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	4,537	(300)	33,240	(6,426)	37,777	(6,726)
FHLMC Certificates	—	—	9,634	(1,676)	9,634	(1,676)
FNMA Certificates	12,111	(1,230)	43,817	(10,041)	55,928	(11,271)
GNMA Certificates	118	(4)	—	—	118	(4)
Total available-for-sale securities	$29,904	$(2,720)	$99,601	$(19,718)	$129,505	$(22,438)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,620	$(380)	$—	$—	$24,620	$(380)
Corporate Bonds	75,181	(3,819)	—	—	75,181	(3,819)
Collateralized Mortgage Obligations	215,300	(5,558)	—	—	215,300	(5,558)
FHLMC Certificates	3,177	(115)	675	(153)	3,852	(268)
FNMA Certificates	126,691	(5,227)	—	—	126,691	(5,227)
Total held-to-maturity securities	$444,969	$(15,099)	$675	$(153)	$445,644	$(15,252)

At June 30, 2023 and December 31, 2022, the Company had 42 and 42 available-for-sale securities, respectively, and 28 and 27 held-to-maturity securities at June 30, 2023 and December 31, 2022, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2023 and December 31, 2022. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2023 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S.

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

The following is a summary of maturities of securities at June 30, 2023 and December 31, 2022. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2023
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,988	2,709
More than five years through ten years	—	—
	2,988	2,709
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,735
More than five years through ten years	21,807	19,288
	25,807	23,023
Mortgage-Backed Securities	117,282	97,988
Total available-for-sale securities	$146,077	$123,720
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,545
More than five years through ten years	—	—
	25,000	24,545
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	72,190
More than five years through ten years	7,500	7,357
	82,500	79,547
Mortgage-Backed Securities	375,314	361,962
Allowance for Credit Losses	(862)	—
Total held-to-maturity securities	$481,952	$466,054

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,985	2,689
More than five years through ten years	—	—
	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,710
More than five years through ten years	21,824	19,649
	25,824	23,359
Mortgage-Backed Securities	123,134	103,457
Total available-for-sale securities	$151,943	$129,505
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	35,000	34,620
More than five years through ten years	—	—
	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	71,328
More than five years through ten years	7,500	7,410
	82,500	78,738
Mortgage-Backed Securities	393,320	382,493
Total held-to-maturity securities	$510,820	$495,851

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$809	$—	$—	$—
Impact on CECL adoption	—	—	662	—
Provision for credit losses	53	—	200	—
Allowance for credit losses	$862	$—	$862	$—

At June 30, 2023, 26 available-for-sale securities with a fair value totaling $97.9 million and 13 held-to-maturity securities with an amortized cost totaling $191.6 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities. At December 31, 2022 six held-to-maturity securities with an amortized costs totaling $194.9 million were pledged at the FHLBNY as collateral for borrowing activities. No available-for-sale securities were pledged at December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$351,754	$343,968
Owner-Occupied	154,116	134,878
Multifamily residential	550,033	494,667
Nonresidential properties	317,416	308,043
Construction and land	315,843	185,018
Total mortgage loans	1,689,162	1,466,574
Nonmortgage loans:
Business loans (1)	21,041	39,965
Consumer loans (2)	11,958	19,129
Total non-mortgage loans	32,999	59,094
Total loans, gross	1,722,161	1,525,668
Net deferred loan origination costs	1,059	2,051
Allowance for Credit Losses	(28,173)	(34,592)
Loans receivable, net	$1,695,047	$1,493,127

(1)
As of June 30, 2023 and December 31, 2022, business loans include $3.2 million and $20.0 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of June 30, 2023 and December 31, 2022, consumer loans include $11.2 million and $18.2 million, respectively, of microloans originated by Grain through its mobile application that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

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

The following tables present credit risk ratings by loan segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$489,757	$548,598	$317,301	$304,122	$21,041	$11,958	$1,692,777
Special mention	4,844	—	—	—	—	—	4,844
Substandard	11,269	1,435	115	11,721	—	—	24,540
Total	$505,870	$550,033	$317,416	$315,843	$21,041	$11,958	$1,722,161

	December 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$462,126	$492,556	$307,307	$173,351	$39,965	$19,129	$1,494,434
Special mention	7,692	1,437	606	—	—	—	9,735
Substandard	9,028	674	130	11,667	—	—	21,499
Total	$478,846	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

An aging analysis of loans, as of June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$350,582	$—	$668	$504	$351,754	$504	$—
Owner-Occupied	150,913	—	—	3,203	154,116	3,203	—
Multifamily residential	548,598	—	—	1,435	550,033	1,435	—
Nonresidential properties	314,848	—	2,568	—	317,416	—	—
Construction and land	304,122	—	—	11,721	315,843	11,721	—
Nonmortgage loans:
Business	18,224	671	—	2,146	21,041	146	2,000
Consumer	10,477	747	734	—	11,958	—	—
Total	$1,697,764	$1,418	$3,970	$19,009	$1,722,161	$17,009	$2,000

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$340,495	$1,530	$78	$1,865	$343,968	$3,061	$—
Owner-Occupied	131,510	2,553	—	815	134,878	2,987	—
Multifamily residential	490,024	4,643	—	—	494,667	—	—
Nonresidential properties	303,190	4,246	607	—	308,043	93	—
Construction and land	173,351	—	4,100	7,567	185,018	7,567	—
Nonmortgage loans:
Business	27,657	1,466	7,869	2,973	39,965	—	2,973
Consumer	16,743	1,267	1,119	—	19,129	—	—
Total	$1,482,970	$15,705	$13,773	$13,220	$1,525,668	$13,708	$2,973

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three and six months ended June 30, 2023 and 2022, and as of and for the year ended December 31, 2022:

	For the Six Months Ended June 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	147	283	679	(64)	1,417	94	(1,943)	613
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(4,500)	(4,500)
Recoveries	—	—	—	—	—	—	558	558
Balance, end of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Ending balance: individually evaluated for impairment	$—	$73	$—	$—	$—	$—	$—	$73
Ending balance: collectively evaluated for impairment	4,776	2,079	4,738	3,238	3,189	450	9,630	28,100
Total	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Loans:
Ending balance: individually evaluated for impairment	$296	$2,692	$1,435	$—	$7,621	$—	$—	$12,044
Ending balance: collectively evaluated for impairment	351,458	151,424	548,598	317,416	308,222	21,041	11,958	1,710,117
Total	$351,754	$154,116	$550,033	$317,416	$315,843	$21,041	$11,958	$1,722,161

	For the Three Months Ended June 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Provision charged to expense	12	101	224	(80)	667	93	(83)	934
Losses charged-off	—	—	—	—	—	—	(1,931)	(1,931)
Recoveries	—	—	—	—	—	—	195	195
Balance, end of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	(89)	55	690	328	238	(296)	1,149	2,075
Charge-offs	—	—	—	—	—	—	(1,201)	(1,201)
Recoveries	156	—	—	—	—	93	60	309
Balance, end of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Ending balance: individually evaluated for impairment	$85	$97	$—	$41	$—	$—	$—	$223
Ending balance: collectively evaluated for impairment	3,522	1,136	6,374	2,452	2,262	103	1,463	17,312
Total	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Loans:
Ending balance: individually evaluated for impairment	$5,930	$4,905	$—	$1,982	$10,817	$—	$—	$23,634
Ending balance: collectively evaluated for impairment	315,741	95,143	396,470	277,895	154,608	45,720	30,198	1,315,775

Total	$321,671	$100,048	$396,470	$279,877	$165,425	$45,720	$30,198	$1,339,409

	For the Three Months Ended June 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,581	$1,172	$5,988	$2,269	$2,017	$363	$1,503	$16,893
Provision charged to expense	(130)	61	386	224	245	(351)	382	817
Losses charged-off	—	—	—	—	—	—	(450)	(450)
Recoveries	156	—	—	—	—	91	28	275
Balance, end of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Charge-offs	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

Loans are considered impaired when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Impaired loans are identified by applying normal loan review procedures in accordance with the allowance for credit losses methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the six months ended June 30, 2023 and 2022 and as of and for the year ended December 31, 2022:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,990	$2,533	$455	$2,988	$73	$7,794	$43
Multifamily residential	1,435	1,435	—	1,435	—	958	—
Nonresidential properties	—	—	—	—	—	531	—
Construction and land	7,567	7,621	—	7,621	—	9,031	—
Nonmortgage loans:
Business	—	—	—	—	—	20	—
Consumer	—		—	—	—	—	—
Total	$11,992	$11,589	$455	$12,044	$73	$18,334	$43

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,136	$8,264	$2,571	$10,835	$182	$11,572	$146
Multifamily residential	—	—	—	—	—	946	—
Nonresidential properties	2,007	1,626	356	1,982	41	2,865	44
Construction and land	10,817	10,817	—	10,817	—	3,371	55
Nonmortgage loans:
Business	—	—	—	—	—	4	—
Consumer	—	—	—	—	—	24	—
Total	$23,960	$20,707	$2,927	$23,634	$223	$18,782	$245

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—	—	—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

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

During the year ended December 31, 2022, there were no loans restructured as a troubled debt restructuring.

At December 31, 2022, there were 23 troubled debt restructured loans totaling $6.6 million of which $4.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million December 31, 2022.

Loans Held for Sale at Fair Value

At June 30, 2023 and at December 31, 2022, 8 loans and 4 loans related to Mortgage World in the amount of $5.9 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities. At June 30, 2023 the Bank also had one construction loan in the amount of $4.1 million classified as held-for-sale in its portfolio.

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

At June 30, 2023, the Bank had 19,701 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $11.2 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $9.8 million allowance for credit losses, resulting in $1.4 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through June 30, 2023, 45,322 microloans amounting to $24.3 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.7 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of June 30, 2023, the Company’s total exposure to Grain was $1.4 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.3 million of security deposits by Grain borrowers. The $1.3 million of recoveries for the six months ended June 30, 2023 and the $9.6 million write-off for the six months ended June 30, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.3 million of recoveries for the six months ended June 30, 2023, $0.6 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Grain Technology, Inc. ("Grain") Total Exposure as of June 30, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-June 30, 2023)	$24,324
Write-downs, net of recoveries (inception-to-date as of June 30, 2023)	(15,679)
Cash receipts from Grain (inception-to-June 30, 2023)	(6,819)
Grant/reserve (inception-to-June 30, 2023)	(1,826)
Net receivable as of June 30, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of June 30, 2023	$11,213
Allowance for credit losses as of June 30, 2023 (1)	(9,786)
Microloans, net of allowance for credit losses as of June 30, 2023	$1,427
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of June 30, 2023	$—
Total exposure to Grain as of June 30, 2023	$1,427

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.3 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

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

At June 30, 2023, the allowance for off-balance sheet credit losses was $2.8 million, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the six months ended June 30, 2023, the Company had $1.5 million in credit loss provision for off-balance-sheet items, which are included in "Provision for contingencies" on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$354	$229
Impact on CECL adoption	948	—
Provision	1,502	46
Allowance for credit losses	$2,804	$275

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Premises and Equipment

Premises and equipment at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	15,949	15,808
Furniture, fixtures and equipment	8,682	8,497
	30,280	29,954
Less: accumulated depreciation and amortization	(13,424)	(12,508)
Total premises and equipment	$16,856	$17,446

Depreciation and amortization expense amounted to $0.4 million and $0.5 million for the three months ended June 30, 2023 and 2022 and $0.9 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations.

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

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease ROU assets	$32,435	$33,423
Operating lease liabilities	33,716	34,532
Weighted-average remaining lease term-operating leases	13.0 years	13.5 years
Weighted average discount rate-operating leases	4.9%	4.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2023	2022	2023	2022
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,079	$1,038	$2,094	$2,059
Operating lease cost	Other operating expenses	6	—	10	1
Short-term lease cost	Other operating expenses	4	2	10	6
Variable lease cost	Occupancy and equipment	31	41	62	88
Total lease cost		$1,120	$1,081	$2,176	$2,154

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company’s minimum annual rental payments under the terms of the leases are as follows at June 30, 2023:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2023	$1,906
2024	3,828
2025	3,779
2026	3,628
2027	3,495
2028	3,566
Thereafter	25,472
Total Minimum payments required	45,674
Less: implied interest	11,958
Present value of lease liabilities	$33,716

Lease Commitments: As of June 30, 2023, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 7. Deposits

Deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Demand	$266,545	$289,149
Interest-bearing deposits:
NOW/IOLA accounts	22,754	24,349
Money market accounts	538,520	317,815
Reciprocal deposits	100,919	114,049
Savings accounts	119,635	130,432
Total NOW, money market, reciprocal and savings	781,828	586,645
Certificates of deposit of $250K or more	83,646	70,113
Brokered certificates of deposits (1)	98,729	98,754
Listing service deposits (1)	20,258	35,813
Certificates of deposit less than $250K	191,007	171,938
Total certificates of deposit	393,640	376,618
Total interest-bearing deposits	1,175,468	963,263
Total deposits	$1,442,013	$1,252,412
(1)
As of June 30, 2023 and December 31, 2022, there were $3.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At June 30, 2023 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$134,559
2024	119,418
2025	48,158
2026	42,443
2027	48,454
Thereafter	608
$393,640

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.4 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY and the FRBNY at June 30, 2023 and outstanding term advances from the FHLBNY at December 31, 2022, respectively.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $378.1 million and $511.4 million of outstanding term advances from the FHLBNY at June 30, 2023 and December 31, 2022, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2023. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $9.3 million at June 30, 2023 and $21.5 million at December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Bank had eligible collateral of approximately $843.1 million and $478.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the FRBNY secured by 49.2% of our total securities portfolio with amortized cost of $308.7 million at June 30, 2023. The Bank had $304.0 million of outstanding term advances from the FRBNY at June 30, 2023. No amounts were outstanding at December 31, 2022.

Borrowed funds at June 30, 2023 and December 31, 2022 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2023			2022
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$6,000	$6,000	4.6%

Term advances ending:
2023	$7,000	$7,000	2.12	$178,375	$178,375	4.32
2024	354,000	354,000	4.53	50,000	50,000	4.75
2025	50,000	50,000	4.41	50,000	50,000	4.41
2026	—	—	—	—	—	—
2027	212,000	212,000	3.44	183,000	183,000	3.25
Thereafter	59,100	59,100	3.43	50,000	50,000	3.35
	$682,100	$682,100	4.06%	$517,375	$517,375	3.90%

Interest expense on term advances totaled $6.5 million and $0.5 million for the three months ended June 30, 2023 and 2022 and $10.6 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. There was $0.9 million in interest expense on overnight advances for the six months ended June 30, 2023. There was no interest expense on overnight advances for the three months ended June 30, 2023. There was no interest expense on overnight advances for the three and six months ended June 30, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 30, 2023 and 2022 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Federal:
Current	$(443)	$(842)	$(403)	$(1,895)
Deferred	(73)	418	32	(1,297)
	(516)	(424)	(371)	(3,192)
State and local:
Current	423	378	853	573
Deferred	(575)	(1,981)	(727)	(2,524)
	(152)	(1,603)	126	(1,951)
Valuation allowance	453	1,539	576	1,707
Provision (benefit) for income taxes	$(215)	$(488)	$331	$(3,436)

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and six months ended June 30, 2023 and 2022, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Income tax, at federal rate	$(63)	$59	$121	$(1,992)
State and local tax, net of federal taxes	(120)	(1,266)	100	(1,541)
Valuation allowance, net of the federal benefit	453	1,539	576	1,707
Other	(485)	(820)	(466)	(1,610)
	$(215)	$(488)	$331	$(3,436)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the six months ended June 30, 2023 and 2022, the valuation allowance increased by $0.6 million and $1.7 million, respectively. In 2022, the Company generated large net operating losses in New York State and New York City which in turn increased the 2022 valuation allowance.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. At June 30, 2023, the Bank had a federal NOL carryforward of $11.6 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $65.8 million for New York State purposes and $36.7 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At June 30, 2023, the Bank had a New Jersey NOL carryforward of $0.4 million.

At June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2019.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2023 and December 31, 2022 are presented below:

	June 30,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,222	$11,324
Interest on nonaccrual loans	619	317
Unrealized loss on available-for-sale securities	4,760	4,777
Amortization of intangible assets	23	32
Operating lease liabilities	11,037	11,304
Net operating losses	9,284	9,119
Charitable contribution carryforward	1,881	1,859
Compensation and benefits	1,015	562
Other	1,646	478
Total gross deferred tax assets	39,487	39,772
Deferred tax liabilities:
Depreciation of premises and equipment	1,049	1,049
Right of use assets	10,617	10,941
Deferred loan fees	347	671
Other	29	29
Total gross deferred tax liabilities	12,042	12,690
Valuation allowance	11,521	10,945
Net deferred tax assets	$15,924	$16,137

Note 10. Compensation and Benefit Plans

Ponce Bank Employee Stock Ownership Plan with 401(k) Provisions (the “KSOP”). The KSOP is for eligible employees of Ponce Bank and those of its affiliates. The named executive officers are eligible to participate in the KSOP just like other employees. An employee must attain the age of 21 and will be eligible to participate in the 401(k) features of the KSOP in the quarter following thirty days of service and the Employee Stock Ownership Plan ("ESOP") feature of the KSOP upon the first entry date commencing on or after the eligible employee’s completion of one year of service. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1).

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2023, the salary deferral contribution limit was $22,500; provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) for a total of $30,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit-sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit-sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A participant is always 100% vested in his or her salary deferral contributions and safe harbor contributions. Discretionary matching and profit-sharing contributions are 20% vested after two years of service, plus an additional 20% for each additional year of service; so all participants are fully vested in such contributions after six years of service. Participants also will become fully vested in his or her account balance in the 401(k) Component automatically upon normal retirement, death or disability, a change in control, or termination of the KSOP. Generally, participants will receive distributions from the KSOP upon separation from service in accordance with the terms of the governing document.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 11). As of June 30, 2023, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $13.6 million.

A summary of the ESOP shares as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Shares committed-to-be released	66,872	133,744
Shares allocated to participants	473,253	354,227
Unallocated shares	1,502,603	1,569,475
Total	2,042,728	2,057,446
Fair value of unallocated shares	$13,058	$14,628

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, and $0.6 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized for the three months ended June 30, 2023 and 2022 was $0.02 million each and for the six months ended June 30, 2023 and 2022 was $0.03 million each.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31, 2022 and June 30, 2023, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan for both periods was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of June 30, 2023 and December 31, 2022, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restricted stock unit awards activity and related information for six months ended June 30, 2023 and year ended December 31, 2022 are as follows:

	June 30, 2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	245,840	$9.40
Granted	—	—
Vested	(4,147)	9.27
Forfeited	—	—
Non-vested at March 31	241,693	$9.40
Granted	—	—
Vested	(21,235)	10.44
Forfeited	(697)	9.15
Non-vested at June 30	219,761	$9.30

	December 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	63,715	10.44
Vested	(149,495)	9.11
Forfeited	—	—
Non-vested at December 31	245,840	$9.40

Compensation expense related to restricted stock units was $0.4 million each for the three months ended June 30, 2023 and 2022 and was $0.7 million each for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $1.4 million, which is expected to be recognized over the next 18 quarters.

A summary of the Company’s stock option awards activity and related information for six months ended June 30, 2023 and year ended December 31, 2022 are as follows:

	June 30, 2023
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	352,621	$8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	352,621	8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30	352,621	8.97
Exercisable at June 30 (1)	218,433	$8.82

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	$—
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	352,621	$8.97
Exercisable at December 31 (1)	190,508	$8.83
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options at June 30, 2023 and was $0.1 million for outstanding options and $0.1 million for exercisable options December 31, 2022.

The weighted-average exercise price for the options as of June 30, 2023 was $8.97 per share and the weighted average remaining contractual life is 6.2 years. The weighted average period over which compensation expenses are expected to be recognized is 3.0 years. There were 218,433 shares and 190,508 shares exercisable as of June 30, 2023 and December 31, 2022, respectively. Total compensation cost related to stock options recognized was $0.05 million both for the three months ended June 30, 2023 and 2022, and $0.1 million both for the six months ended June 30, 2023 and 2022. As of June 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options was $0.4 million, which is expected to be recognized over the next 18 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended June 30,
	2023	2022
Dividend yield	N/A	0.00%
Expected life	N/A	6.5 years
Expected volatility	N/A	41.34%
Risk-free interest rate	N/A	2.65%
Weighted average grant date fair value	N/A	$3.85

The expected volatility is based on the Company’s historical volatility. The expected life is an estimate based on management’s review of the various factors and calculated using the simplified method for plain vanilla options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

2023 Long-Term Incentive Plan

The Company’s stockholders approved the 2023 Long-Term Incentive Plan (the “Plan”) at the Special Meeting of Stockholders on June 15, 2023. The maximum number of shares of common stock which can be issued under the Plan is 1,920,368. Of the 1,920,368 shares, the maximum number of shares that may be awarded under the Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 1,371,691 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 548,677 shares. There have been no grants of stock options and restricted stock awards or restricted stock units under the 2023 Long-Term Incentive Plan.

Treasury Stock:

The Company adopted a share repurchase program effective May 16, 2023 which expires on May 15, 2024. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares. During the three months ended June 30, 2023, the Company repurchased a total of 615,948 shares of the Company's common stock. As of June 30, 2023 and December 31, 2022, 617,924 and 1,976 shares, respectively, were held as treasury stock as a result of shares buy-back during 2023 and restricted stock units vested during 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands except share data)

Net income (loss)	$(87)	$771	$244	$(6,049)

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,743,843	24,724,274	24,802,654	23,739,658
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,535,675	1,667,715	1,552,297	1,495,882
Basic weighted average common shares outstanding	23,208,168	23,056,559	23,250,357	22,243,776
Basic earnings (loss) per common share	$(0.00)	$0.03	$0.01	$(0.27)
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	—	72,352	24,844	—
Diluted weighted average common shares outstanding	23,208,168	23,128,911	23,275,201	22,243,776
Diluted earnings (loss) per common share	$(0.00)	$0.03	$0.01	$(0.27)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2023 and December 31, 2022 are as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Commitments to grant mortgage loans	$386,995	$207,105
Commitments to sell loans at lock-in rates	—	1,676
Unfunded commitments under lines of credit	63,459	72,530
	$450,454	$281,311

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2023.

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

Unfunded Commitments with Bamboo: On October 1, 2022, the Bank entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first six months of 2023, the Bank made two additional contributions for a total of $0.8 million for a total investment in Bamboo of $3.3 million and is committed to make two additional payments of $0.2 million each in August of 2023 and November of 2023. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of June 30, 2023 and December 31, 2022, the total unfunded commitment was $2.4 million and $2.8 million, respectively.

Unfunded Commitments with Silvergate: In April of 2022, the Bank committed to invest $5.0 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of June 30, 2023 and December 31, 2022, the total unfunded commitment was $2.7 million and $3.3 million, respectively.

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

Loans Held for Sale: Loans held for sale, at fair value, consists of loans originated for sale by the Bank and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $10.1 million and the aggregate unpaid principal amounted to $10.1 million.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,709	$2,709	$—	$—
Corporate bonds	23,023	719	22,304	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	35,404	—	35,404	—
FHLMC Certificates	9,106	—	9,106	—
FNMA Certificates	53,367	—	53,367	—
GNMA Certificates	111	—	111	—
Mortgage Loans Held for Sale, at fair value	10,070	—	10,070	—
	$133,790	$3,428	$130,362	$—

		December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,689	$2,689	$—	$—
Corporate bonds	23,359	730	22,629	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,777	—	37,777	—
FHLMC Certificates	9,634	—	9,634	—
FNMA Certificates	55,928	—	55,928	—
GNMA Certificates	118	—	118	—
Mortgage Loans Held for Sale, at fair value	1,979	—	1,979	—
Derivatives from interest rate lock commitments	22	—	—	22
	$131,506	$3,419	$128,065	$22

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,044	$—	$—	$12,044

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,952	$—	$—	$17,952

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2023 and 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2023 and December 31, 2022, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2023
Financial assets:
Cash and cash equivalents	$243,789	$243,789	$—	$—	$243,789
Available-for-sale securities, at fair value	123,720	3,428	120,292	—	123,720
Held-to-maturity securities, at amortized cost, net	481,952	—	466,054	—	466,054
Placements with banks	996	—	996	—	996
Loans held for sale, at fair value	10,070	—	10,070	—	10,070
Loans receivable, net	1,695,047	—	—	1,634,534	1,634,534
Accrued interest receivable	16,054	—	16,054	—	16,054
FHLBNY stock	19,195	19,195	—	—	19,195
Financial liabilities:
Deposits:
Demand deposits	266,545	266,545	—	—	266,545
Interest-bearing deposits	781,828	781,828	—	—	781,828
Certificates of deposit	393,640	—	388,013	—	388,013
Advance payments by borrowers for taxes and insurance	12,402	—	12,402	—	12,402
Borrowings	682,100	—	664,365	—	664,365
Accrued interest payable	4,704	—	4,704	—	4,704

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$54,360	$54,360	$—	$—	$54,360
Available-for-sale securities, at fair value	129,505	3,419	126,086	—	129,505
Held-to-maturity securities, at amortized cost	510,820	—	495,851	—	495,851
Placements with banks	1,494	—	1,494	—	1,494
Loans held for sale, at fair value	1,979	—	1,979	—	1,979
Loans receivable, net	1,493,127	—	—	1,430,864	1,430,864
Accrued interest receivable	15,049	—	15,049	—	15,049
FHLBNY stock	24,661	24,661	—	—	24,661
Financial liabilities:
Deposits:
Demand deposits	289,149	289,149	—	—	289,149
Interest-bearing deposits	586,645	586,645	—	—	586,645
Certificates of deposit	376,618	—	370,005	—	370,005
Advance payments by borrowers for taxes and insurance	9,724	—	9,724	—	9,724
Borrowings	517,375	—	503,406	—	503,406
Accrued interest payable	1,390	—	1,390	—	1,390

The following table reconciles, at June 30, 2023 and December 31, 2022, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs.

	June 30,	December 31,
	2023	2022
	(in thousands)
Beginning balance	$—	$4,929
Total loss included in earnings	—	(344)
Transfer out of level 3	—	(4,585)
Ending balance	$—	$—

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy at June 30, 2023 and one security transferred out of Level 3 assets in the fair value hierarchy at December 31, 2022. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2023 and December 31, 2022.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2023 and December 31, 2022, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 18.30% at June 30, 2023 and 22.53% at December 31, 2022.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2023 and December 31, 2022 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$531,291	28.71%	$148,049	8.00%	$185,062	10.00%
Tier 1 Capital to Risk-Weighted Assets	508,061	27.45%	111,037	6.00%	148,049	8.00%
Common Equity Tier 1 Capital Ratio	508,061	27.45%	83,278	4.50%	120,290	6.50%
Tier 1 Capital to Total Assets	508,061	20.49%	99,186	4.00%	123,982	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$483,200	26.30%	$146,976	8.00%	$183,720	10.00%
Tier 1 Capital to Risk-Weighted Assets	460,136	25.05%	110,232	6.00%	146,976	8.00%
Common Equity Tier 1 Capital Ratio	460,136	25.05%	82,674	4.50%	119,418	6.50%
Tier 1 Capital to Total Assets	460,136	17.95%	102,538	4.00%	128,172	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,241	33.72%	$125,791	8.00%	$157,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,537	32.47%	94,343	6.00%	125,791	8.00%
Common Equity Tier 1 Capital Ratio	510,537	32.47%	70,757	4.50%	102,205	6.50%
Tier 1 Capital to Total Assets	510,537	26.29%	77,665	4.00%	97,082	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$476,519	30.53%	$124,883	8.00%	$156,104	10.00%
Tier 1 Capital to Risk-Weighted Assets	456,816	29.26%	93,662	6.00%	124,883	8.00%
Common Equity Tier 1 Capital Ratio	456,816	29.26%	70,247	4.50%	101,468	6.50%
Tier 1 Capital to Total Assets	456,816	20.47%	89,264	4.00%	111,580	5.00%

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

The Bank's minimum net worth requirements as of June 30, 2023 and December 31, 2022 are reflected below:

Minimum
Requirement
(in thousands)
June 30, 2023
HUD	$1,000

Minimum
Requirement
(in thousands)
December 31, 2022
HUD	$1,000

As of June 30, 2023 and December 31, 2022, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 15. Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive income (loss) is as follows:

	June 30, 2023
	December 31, 2022	Change	June 30, 2023
	(in thousands)
Unrealized gains (losses) on available-for-sale securities, net	$(17,860)	$263	$(17,597)
Total	$(17,860)	$263	$(17,597)

	December 31, 2022
	December 31, 2021	Change	December 31, 2022
	(in thousands)
Unrealized gains on available-for-sale securities, net	$(1,456)	$(16,404)	$(17,860)
Total	$(1,456)	$(16,404)	$(17,860)

Note 16. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousand)
Beginning balance (1)	$8,829	$8,204	$8,318	$5,631
Originations (1)	50	147	627	4,195
Payments	(265)	(819)	(331)	(2,294)
Ending balance	$8,614	$7,532	$8,614	$7,532

(1)
Includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $7.4 million and $8.0 million from directors, executive officers and non-executive officers at June 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at June 30, 2023 and December 31, 2022, and results of operations for the three and six months ended June 30, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The table below includes references to the Company's net income (loss) and earnings (loss) per share for the six months ended June 30, 2023 and 2022 before the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income (loss) amount and earnings (loss) per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income (loss) and earnings (loss) per share is provided below.

Non-GAAP Reconciliation – Net Income (Loss) before the Contribution to the Ponce De Leon Foundation (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$244	$(6,049)
Contribution to the Ponce De Leon Foundation	—	4,995
Income tax (benefit) provision	—	(1,049)
Net income (loss) - non-GAAP	$244	$(2,103)

Earnings (loss) per common share (GAAP) (1)	$0.01	$(0.27)

Earnings (loss) per common share (non-GAAP) (1)	$0.01	$(0.09)
(1)
Earnings (loss) per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the six months ended June 30, 2023 and 2022 (23,250,357 shares and 22,243,776 shares, respectively).

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 8 loans totaling $3.2 million were outstanding at June 30, 2023. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum. It is our expectation that a significant portion of these remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

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

CDFI Equitable Recovery Program

The Bank has been awarded a $3.7 million grant from the U.S. Treasury as part of the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic. The Bank expects that the grant will be disbursed during the third quarter of 2023 and its utilization would be subject to eligible activities and reporting in accordance with the ERP program.

Critical Accounting Policies

Accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management and that could have a material impact on the carrying value of certain assets, liabilities or on income under different assumptions or conditions. Management believes that the most critical accounting policy relates to the allowance for credit losses.

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

At June 30, 2023, the Bank had 19,701 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $11.2 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $9.8 million allowance for credit losses, resulting in $1.4 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through June 30, 2023, 45,322 microloans amounting to $24.3 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.7 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of June 30, 2023, the Company’s total exposure to Grain was $1.4 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.3 million of security deposits by Grain borrowers. The $1.3 million of recoveries for the six months ended June 30, 2023 and the $9.6 million write-off for the six months ended June 30, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.3 million of recoveries for the six months ended June 30, 2023, $0.6 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Grain Technology, Inc. ("Grain") Total Exposure as of June 30, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-June 30, 2023)	$24,324
Write-downs, net of recoveries (inception-to-date as of June 30, 2023)	(15,679)
Cash receipts from Grain (inception-to-June 30, 2023)	(6,819)
Grant/reserve (inception-to-June 30, 2023)	(1,826)
Net receivable as of June 30, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of June 30, 2023	$11,213
Allowance for credit losses as of June 30, 2023 (1)	(9,786)
Microloans, net of allowance for credit losses as of June 30, 2023	$1,427
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of June 30, 2023	$—
Total exposure to Grain as of June 30, 2023	$1,427

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.3 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

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

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of June 30, 2023, the Company had $377.1 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

On October 1, 2022, the Bank entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Bank purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first six months of 2023, the Bank made two additional contributions for a total of $0.8 million for a total investment in Bamboo of $3.3 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.67 billion in assets, $1.70 billion in loans receivables, net of allowance for credit losses of $28.2 million, and $1.44 billion in deposits at June 30, 2023, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering and partnering with Fintech companies. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total consolidated assets increased $360.0 million, or 15.6%, to $2.67 billion at June 30, 2023 from $2.31 billion at December 31, 2022. The increase in total assets is largely attributable to increases of $202.0 million in net loans receivable, $189.4 million in cash and cash equivalents, $8.0 million in mortgage loans held for sale and $2.0 million in other assets, offset by decreases of $28.9 million in held-to-maturity securities, $5.8 million in available-for-sale securities, and $5.5 million in Federal Home Loan Bank of New York stock.

Cash and Cash Equivalents. Cash and cash equivalents increased $189.4 million, or 348.5%, to $243.8 million at June 30, 2023, compared to $54.4 million at December 31, 2022. The increase in cash and cash equivalents was primarily the result of increases of

$189.6 million in net deposits and $164.7 million in net borrowings and proceeds of $33.8 million from maturities/calls of securities, offset by an increase of $201.3 million in net loans.

Securities. The composition of securities at June 30, 2023 and December 31, 2022 and the amounts maturing of each classification are summarized as follows:

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,988	2,709	2,985	2,689
More than five years through ten years	—	—	—	—
	2,988	2,709	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	—	—	—	—
More than one year through five years	4,000	3,735	4,000	3,710
More than five years through ten years	21,807	19,288	21,824	19,649
	25,807	23,023	25,824	23,359
Mortgage-Backed Securities	117,282	97,988	123,134	103,457
Total Available-for-Sale Securities	$146,077	$123,720	$151,943	$129,505

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,545	35,000	34,620
More than five years through ten years	—	—	—	—
	25,000	24,545	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	75,000	72,190	75,000	71,328
More than five years through ten years	7,500	7,357	7,500	7,410
	82,500	79,547	82,500	78,738
Mortgage-Backed Securities	375,314	361,962	393,320	382,493
Allowance for Credit Losses	(862)	—	—	—
Total Held-to-Maturity Securities	$481,952	$466,054	$510,820	$495,851

The Company securities portfolio decreased $28.9 million in held-to-maturity and $5.8 million in available-for-sale during the six months ended June 30, 2023. The decrease was primarily due to a call on one of the securities in the amount of $10.0 million and changes in principal.

Gross Loans Receivable. The composition of gross loans receivable at June 30, 2023 and at December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2023		December 31, 2022		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$351,754	20.4%	$343,968	22.6%	$7,786	2.3%
Owner-Occupied	154,116	8.9%	134,878	8.8%	19,238	14.3%
Multifamily residential	550,033	31.9%	494,667	32.4%	55,366	11.2%
Nonresidential properties	317,416	18.4%	308,043	20.2%	9,373	3.0%
Construction and land	315,843	18.3%	185,018	12.1%	130,825	70.7%
Total mortgage loans	1,689,162	98.1%	1,466,574	96.1%	222,588	15.2%
Nonmortgage loans:
Business loans (1)	21,041	1.2%	39,965	2.6%	(18,924)	(47.4%)
Consumer loans (2)	11,958	0.7%	19,129	1.3%	(7,171)	(37.5%)
	32,999	1.9%	59,094	3.9%	(26,095)	(44.2%)
Total	$1,722,161	100.0%	$1,525,668	100.0%	$196,493	12.9%

(1)
As of June 30, 2023 and December 31, 2022, business loans include $3.2 million and $20.0 million, respectively, of PPP loans.
(2)
As of June 30, 2023 and December 31, 2022, consumer loans include $11.2 million and $18.2 million of microloans originated by Grain pursuant to its arrangement with the Bank.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.7% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2023 and December 31, 2022, approximately 5.4% and 6.4%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2023 and December 31, 2022, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 65.7% and 38.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 245.4% and 194.0% as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at June 30, 2023 increased $8.1 million, or 408.8%, to $10.1 million from $2.0 million at December 31, 2022.

Deposits. The composition of deposits at June 30, 2023 and December 31, 2022 and changes in dollars and percentages are summarized as follows:

	June 30, 2023		December 31, 2022		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$266,545	18.4%	$289,149	23.1%	$(22,604)	(7.8%)
Interest-bearing deposits:
NOW/IOLA accounts	22,754	1.6%	24,349	1.9%	(1,595)	(6.6%)
Money market accounts	538,520	37.3%	317,815	25.4%	220,705	69.4%
Reciprocal deposits	100,919	7.0%	114,049	9.1%	(13,130)	(11.5%)
Savings accounts	119,635	8.3%	130,432	10.4%	(10,797)	(8.3%)
Total NOW, money market, reciprocal and savings	781,828	54.2%	586,645	46.8%	195,183	33.3%
Certificates of deposit of $250K or more	83,646	5.8%	70,113	5.6%	13,533	19.3%
Brokered certificates of deposit (1)	98,729	6.9%	98,754	7.9%	(25)	(0.0%)
Listing service deposits (1)	20,258	1.4%	35,813	2.9%	(15,555)	(43.4%)
Certificates of deposit less than $250K	191,007	13.3%	171,938	13.7%	19,069	11.1%
Total certificates of deposit	393,640	27.4%	376,618	30.1%	17,022	4.5%
Total interest-bearing deposits	1,175,468	81.6%	963,263	76.9%	212,205	22.0%
Total deposits	$1,442,013	100.0%	$1,252,412	100.0%	$189,601	15.1%

(1)
As of June 30, 2023 and December 31, 2022, there were $3.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2023 and December 31, 2022. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at June 30, 2023 of $682.1 million in term advances from the FHLBNY and FRBNY and $511.4 million of outstanding term advances from the FHLBNY at December 31, 2022. The Bank also had $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. Additionally, the Bank had two unsecured lines of credit in the amount of $90.0 million with two correspondent banks, under which there was nothing outstanding at both June 30, 2023 and December 31, 2022. The Bank had no overnight line of credit advance at June 30, 2023 and December 31, 2022.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity decreased $2.2 million, or 0.45%, to $490.5 million at June 30, 2023 from $492.7 million at December 31, 2022. This decrease in stockholders’ equity was largely attributable to $5.2 million in share repurchases, partially offset by increases in equity of $1.1 million as a result of implementation of CECL, $0.8 million in share-based compensation, $0.6 million in ESOP, $0.3 million in other comprehensive loss related to improved valuation of securities and $0.2 million in net income.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

The discussion of the Company’s results of operations for the three months ended June 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net loss for the three months ended June 30, 2023 was $0.1 million compared to net income of $0.8 million for the three months ended June 30, 2022. Loss per basic and diluted share was $0.00 for the three months ended June 30, 2023 compared to earnings per basic and diluted share of $0.03 for three months ended June 30, 2022. The $0.9 million decrease of net income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to a decrease $0.7 million of non-interest income, an increase of $0.5 million in non-interest expenses and a decrease of $0.3 million in benefit for income taxes, offset by an increase of $0.8 million in net interest income.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$31,055	$17,167	$13,888	80.9%
Interest expense	14,773	1,679	13,094	779.9%
Net interest income	16,282	15,488	794	5.1%
Provision for loan losses	987	817	170	20.8%
Net interest income after provision for loan losses	15,295	14,671	624	4.3%
Non-interest income	1,492	2,179	(687)	(31.5%)
Non-interest expense	17,089	16,567	522	3.2%
Loss income before income taxes	(302)	283	(585)	(206.7%)
Benefit for income taxes	(215)	(488)	273	(55.9%)
Net (loss) income	$(87)	$771	$(858)	(111.3%)
Earnings per share:
Basic	$(0.00)	$0.03	$(0.04)	(111.3%)
Diluted	$(0.00)	$0.03	$(0.04)	(111.3%)

Interest and Dividend Income. Interest and dividend income increased $13.9 million, or 80.9%, to $31.1 million for the three months ended June 30, 2023 from $17.2 million for the three months ended June 30, 2022. Interest income on loans receivable, which is the Company’s primary source of income, increased $7.0 million, or 43.3%, to $23.0 million for the three months ended June 30, 2023 from $16.1 million for the three months ended June 30, 2022. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $6.9 million, or 624.3%, to $8.0 million for the three months ended June 30, 2023 from $1.1 million for the three months ended June 30, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,594	$4,970	$2,624	52.8%
Multifamily residential	6,726	4,134	2,592	62.7%
Nonresidential properties	3,783	2,863	920	32.1%
Construction and land	4,196	2,318	1,878	81.0%
Business loans	350	1,241	(891)	(71.8%)
Consumer loans	366	531	(165)	(31.1%)
Total interest income on loans receivable	$23,015	$16,057	$6,958	43.3%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$1,817	$131	$1,686	1,287.0%
Interest on securities	5,731	909	4,822	530.5%
Dividend on FHLBNY stock	492	70	422	602.9%
Total interest and dividend income	$8,040	$1,110	$6,930	624.3%

Interest Expense. Interest expense increased $13.1 million, or 779.9%, to $14.8 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022, primarily due to an increase average cost of funds.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$2,381	$678	$1,703	251.2%
Money market	$5,874	$472	5,402	1,144.5%
Savings	$29	$33	(4)	(12.1%)
NOW/IOLA	$8	$14	(6)	(42.9%)
Advance payments by borrowers	$2	$1	1	100.0%
Borrowings	$6,479	$481	5,998	1,247.0%
Total interest expense	$14,773	$1,679	$13,094	779.9%

Net Interest Income. Net interest income increased $0.8 million, or 5.1%, to $16.3 million for the three months ended June 30, 2023 from $15.5 million for the three months ended June 30, 2022. The $0.8 million increase in net interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to an increase of $13.9 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks, offset by an increase of $13.1 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread decreased by 201 basis point to 1.66% for the three months ended June 30, 2023 from 3.67% for the three months ended June 30, 2022. The decrease in the net interest rate spread for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 272 basis points to 3.40% for the three months ended June 30, 2023 from 0.68% for the three months ended June 30, 2022 and an increase in the average yields on interest-earning assets of 71 basis points to 5.06% for the three months ended June 30, 2023 from 4.35% for the three months ended June 30, 2022.

Net interest margin decreased 127 basis points for the three months ended June 30, 2023, to 2.65% from 3.92% for three months ended June 30, 2022, reflecting an increase in our securities portfolio and our organic loan growth.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 5.25%-5.50% during its July 26, 2023 meeting, pushing borrowing costs to the highest level in 22 years. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

Non-Interest Income. Non-interest income decreased $0.7 million, or 31.5%, to $1.5 million for the three months ended June 30, 2023 from $2.2 million for the three months ended June 30, 2022. The decrease in non-interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to decreases of $0.7 million in loan origination fees, $0.2 million in brokerage commission and $0.1 million in income on sale of mortgage loans, partially offset by increases of $0.2 million in late and prepayment charges and $0.1 million in other non-interest income.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$481	$445	$36	8.1%
Brokerage commissions	35	214	(179)	(83.6%)
Late and prepayment charges	372	193	179	92.7%
Income on sale of mortgage loans	82	200	(118)	(59.0%)
Loan origination	—	696	(696)	(100.0%)
Other	522	431	91	21.1%
Total non-interest income	$1,492	$2,179	$(687)	(31.5%)

Non-Interest Expense. Non-interest expense increased $0.5 million, or 3.2%, to $17.1 million for the three months ended June 30, 2023 from $16.6 million for the three months ended June 30, 2022. The $0.5 million increase in non-interest expense for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 was primarily attributable to increases of $0.5 million in compensation and benefits, $0.5 million in occupancy and equipment, $0.5 million in provision for contingencies, $0.4 million in data processing expenses, $0.3 million in marketing and promotional expenses and $0.2 million in professional fees, partially offset by a $1.5 million charge in the prior year period and a $0.4 million recovery in the current year period related to Grain.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,425	$6,911	$514	7.4%
Occupancy and equipment	3,724	3,237	487	15.0%
Data processing expenses	1,208	824	384	46.6%
Direct loan expenses	345	505	(160)	(31.7%)
Provision for contingencies	517	30	487	1,623.3%
Insurance and surety bond premiums	248	156	92	59.0%
Office supplies, telephone and postage	489	406	83	20.4%
Professional fees	1,904	1,748	156	8.9%
Contribution to the Ponce De Leon Foundation	—	—	—	—%
Grain recoveries and write-off	(346)	1,500	(1,846)	(123.1%)
Marketing and promotional expenses	303	52	251	482.7%
Directors fees and regulatory assessment	160	167	(7)	(4.2%)
Other operating expenses	1,112	1,031	81	7.9%
Total non-interest expense	$17,089	$16,567	$522	3.2%

Income Tax (Benefit) Provision. The Company had a benefit for income taxes of $0.2 million for the three months ended June 30, 2023 compared to a benefit for income taxes of $0.5 million for three months ended June 30, 2022.

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

	For the Three Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,683,117	23,015	5.48%	$1,318,400	$16,057	4.89%
Securities (3)	614,598	5,731	3.74%	155,939	908	2.34%
Other (4) (5)	164,509	2,309	5.63%	109,755	202	0.74%
Total interest-earning assets	2,462,224	31,055	5.06%	1,584,094	17,167	4.35%
Non-interest-earning assets (5)	121,169			145,308
Total assets	$2,583,393			$1,729,402
Interest-bearing liabilities:
NOW/IOLA	$22,280	$8	0.14%	$32,321	$14	0.17%
Money market	539,020	5,874	4.37%	338,984	474	0.56%
Savings	122,802	29	0.09%	136,755	31	0.09%
Certificates of deposit	393,754	2,381	2.43%	387,129	677	0.70%
Total deposits	1,077,856	8,292	3.09%	895,189	1,196	0.54%
Advance payments by borrowers	16,967	2	0.05%	12,359	2	0.06%
Borrowings	649,652	6,479	4.00%	89,965	481	2.14%
Total interest-bearing liabilities	1,744,475	14,773	3.40%	997,513	1,679	0.68%
Non-interest-bearing liabilities:
Non-interest-bearing demand	299,707	—		359,181	—
Other non-interest-bearing liabilities	42,906	—		67,220	—
Total non-interest-bearing liabilities	342,613	—		426,401	—
Total liabilities	2,087,088	14,773		1,423,914	1,679
Total equity	496,305			305,488
Total liabilities and total equity	$2,583,393		3.40%	$1,729,402		0.68%
Net interest income		$16,282			$15,488
Net interest rate spread (6)			1.66%			3.67%
Net interest-earning assets (7)	$717,749			$586,581
Net interest margin (8)			2.65%			3.92%
Average interest-earning assets to interest-bearing liabilities			141.14%			158.80%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account, FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(7)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(8)
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

	For the Three Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,442	$2,516	$6,958
Securities (2)	2,671	2,152	4,823
Other	101	2,006	2,107
Total interest-earning assets	7,214	6,674	13,888
Interest-bearing liabilities:
NOW/IOLA	(4)	(2)	(6)
Money market	280	5,120	5,400
Savings	(3)	1	(2)
Certificates of deposit	12	1,692	1,704
Total deposits	285	6,811	7,096
Borrowings	2,992	3,006	5,998
Total interest-bearing liabilities	3,277	9,817	13,094
Change in net interest income	$3,937	$(3,143)	$794

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

The discussion of the Company’s results of operations for the six months ended June 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income for the six months ended June 30, 2023 was $0.2 million compared to net loss of $6.0 million for the six months ended June 30, 2022. Earnings per basic and diluted share was $0.01 for the six months ended June 30, 2023 compared to loss per basic and diluted share of ($0.27) for six months ended June 30, 2022. The $6.3 million increase of net income for the six months ended June 30, 2023 was due to decreases of $11.2 million in non-interest expenses and $1.3 million in provision for loan losses, partially offset by an increase of a $3.8 million in provision for income taxes and decreases of $1.3 million in net interest income and $1.1 million of non-interest income.

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$57,411	$36,185	$21,226	58.7%
Interest expense	25,884	3,359	22,525	670.6%
Net interest income	31,527	32,826	(1,299)	(4.0%)
Provision for loan losses	813	2,075	(1,262)	(60.8%)
Net interest income after provision for loan losses	30,714	30,751	(37)	(0.1%)
Non-interest income	3,311	4,405	(1,094)	(24.8%)
Non-interest expense	33,450	44,641	(11,191)	(25.1%)
Income (loss) before income taxes	575	(9,485)	10,060	(106.1%)
Provision (benefit) for income taxes	331	(3,436)	3,767	(109.6%)
Net income (loss)	$244	$(6,049)	$6,293	(104.0%)
Earnings (loss) per share:
Basic	$0.01	$(0.27)	$0.28	(103.9%)
Diluted	$0.01	$(0.27)	$0.28	(103.9%)

Interest and Dividend Income. Interest and dividend income increased $21.2 million, or 58.7%, to $57.4 million for the six months ended June 30, 2023 from $36.2 million for the six months ended June 30, 2022. Interest income on loans receivable, which is the Company’s primary source of income, increased $8.5 million, or 24.7%, to $42.7 million for the six months ended June 30, 2023 and 2022 from $34.3 million for the six months ended June 30, 2022. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $12.8 million, or 662.2%, to $14.7 million for the six months ended June 30, 2023 from $1.9 million for the six months ended June 30, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$13,647	$10,150	$3,497	34.5%
Multifamily residential	12,822	7,973	4,849	60.8%
Nonresidential properties	7,456	5,947	1,509	25.4%
Construction and land	6,958	4,417	2,541	57.5%
Business loans	938	3,711	(2,773)	(74.7%)
Consumer loans	894	2,059	(1,165)	(56.6%)
Total interest income on loans receivable	$42,715	$34,257	$8,458	24.7%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2,014	$168	$1,846	1,098.8%
Interest on securities	11,806	1,625	10,181	626.5%
Dividend on FHLBNY stock	876	135	741	548.9%
Total interest and dividend income	$14,696	$1,928	$12,768	662.2%

Interest Expense. Interest expense increased $22.5 million, or 670.6%, to $25.9 million for the six months ended June 30, 2023 from $3.4 million for the six months ended June 30, 2022, primarily due to an increase in the average cost of funds.

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$4,252	$1,480	$2,772	187.3%
Money market	9,999	708	9,291	1,312.3%
Savings	59	65	(6)	(9.2%)
NOW/IOLA	17	30	(13)	(43.3%)
Advance payments by borrowers	4	2	2	100.0%
Borrowings	11,553	1,074	10,479	975.7%
Total interest expense	$25,884	$3,359	$22,525	670.6%

Net Interest Income. Net interest income decreased $1.3 million, or 4.0%, to $31.5 million for the six months ended June 30, 2023 from $32.8 million for the six months ended June 30, 2022. The $1.3 million decrease in net interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to an increase of $22.5 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities, offset by an increase of $21.2 million in interest and dividend income primarily due to increases in average loans receivable, interest and dividend income on securities and FHLBNY stock and deposits due from banks.

Net interest rate spread decreased by 225 basis point to 1.71% for the six months ended June 30, 2023 from 3.96% for the six months ended June 30, 2022. The decrease in the net interest rate spread for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 253 basis points to 3.20% for the six months ended June 30, 2023 from 0.67% for the six months ended June 30, 2022 and an increase in the average yields on interest-earning assets of 28 basis points to 4.91% for the six months ended June 30, 2023 from 4.63% for the six months ended June 30, 2022.

Net interest margin decreased 150 basis points for the six months ended June 30, 2023, to 2.70% from 4.20% for six months ended June 30, 2022, reflecting an increase in cost of funds.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 5.25%-5.50% during its July 26, 2023 meeting, pushing borrowing costs to the highest level in 22 years. The Federal Reserve has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

Non-Interest Income. Non-interest income decreased $1.1 million, or 24.8%, to $3.3 million for the six months ended June 30, 2023 from $4.4 million for the six months ended June 30, 2022. The decrease in non-interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to decreases of $1.3 million in loan origination, $0.5 million in brokerage commission and $0.4 million in income on sale of mortgage loans, offset by increases of $0.9 million in late and prepayment charges, $0.2 million in other non-interest income and $0.1 million in service charges and fees.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$972	$885	$87	9.8%
Brokerage commissions	50	552	$(502)	(90.9%)
Late and prepayment charges	1,101	251	850	338.6%
Income on sale of mortgage loans	181	618	(437)	(70.7%)
Loan origination	—	1,321	(1,321)	(100.0%)
Other	1,007	778	229	29.4%
Total non-interest income	$3,311	$4,405	$(1,094)	(24.8%)

Non-Interest Expense. Non-interest expense decreased $11.2 million, or 25.07%, to $33.5 million for the six months ended June 30, 2023 from $44.6 million for the six months ended June 30, 2022. The $11.2 million decrease in non-interest expense for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 was attributable to a $9.6 million consumer microloan write-off during the corresponding period last year, compared with $1.3 million of consumer microloan recoveries during the six months ending June 30, 2023 and a $5.0 million contribution to the Ponce De Leon Foundation during the six months ended June 30, 2022.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$14,871	$14,036	$835	5.9%
Occupancy and equipment	7,294	6,429	865	13.5%
Data processing expenses	2,400	1,671	729	43.6%
Direct loan expense	757	1,379	(622)	(45.1%)
Provision for contingencies	1,502	47	1,455	3,095.7%
Insurance and surety bond premiums	513	303	210	69.3%
Office supplies, telephone and postage	888	811	77	9.5%
Professional fees	3,359	3,082	277	9.0%
Contribution to the Ponce De Leon Foundation	—	4,995	(4,995)	(100.0%)
Grain (recoveries) write-off	(1,260)	9,574	(10,834)	(113.2%)
Marketing and promotional expenses	431	123	308	250.4%
Directors' fees and regulatory assessment	315	321	(6)	(1.9%)
Other operating expenses	2,380	1,870	510	27.3%
Total non-interest expense	$33,450	$44,641	$(11,191)	(25.1%)

Income Tax (Benefit) Provision. The Company had provision for income taxes of $0.3 million for the six months ended June 30, 2023 compared to a benefit for income taxes of $3.4 million for six months ended June 30, 2022.

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

	For the Six Months Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,627,939	42,715	5.29%	$1,321,897	$34,257	5.23%
Securities (3)	622,822	11,806	3.82%	147,066	1,625	2.23%
Other (4) (5)	106,812	2,890	5.46%	108,094	303	0.57%
Total interest-earning assets	2,357,573	57,411	4.91%	1,577,057	36,185	4.63%
Non-interest-earning assets (5)	122,083			151,047
Total assets	$2,479,656			$1,728,104
Interest-bearing liabilities:
NOW/IOLA	$22,804	$17	0.15%	$32,700	$30	0.19%
Money market	494,385	9,998	4.08%	329,448	709	0.43%
Savings	125,823	59	0.09%	136,084	63	0.09%
Certificates of deposit	387,592	4,252	2.21%	403,028	1,480	0.74%
Total deposits	1,030,604	14,326	2.80%	901,260	2,282	0.51%
Advance payments by borrowers	14,954	5	0.07%	11,091	3	0.05%
Borrowings	587,026	11,553	3.97%	102,258	1,074	2.12%
Total interest-bearing liabilities	1,632,584	25,884	3.20%	1,014,609	3,359	0.67%
Non-interest-bearing liabilities:
Non-interest-bearing demand	308,208	—		365,771	—
Other non-interest-bearing liabilities	42,451	—		57,446	—
Total non-interest-bearing liabilities	350,659	—		423,217	—
Total liabilities	1,983,243	25,884		1,437,826	3,359
Total equity	496,413			290,278
Total liabilities and total equity	$2,479,656		3.20%	$1,728,104		0.67%
Net interest income		$31,527			$32,826
Net interest rate spread (6)			1.71%			3.96%
Net interest-earning assets (7)	$724,989			$562,448
Net interest margin (8)			2.70%			4.20%
Average interest-earning assets to interest-bearing liabilities			144.41%			155.43%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(7)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(8)
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

	For the Six Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$7,931	$527	$8,458
Securities (2)	5,257	4,924	10,181
Other	(4)	2,591	2,587
Total interest-earning assets	13,184	8,042	21,226
Interest-bearing liabilities:
NOW/IOLA	(8)	(4)	(12)
Money market	356	8,934	9,290
Savings	(5)	1	(4)
Certificates of deposit	(57)	2,829	2,772
Total deposits	286	11,760	12,046
Borrowings	5,091	5,388	10,479
Total interest-bearing liabilities	5,377	17,148	22,525
Change in net interest income	$7,807	$(9,106)	$(1,299)

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2023, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$60,089	(13.02%)
+300	62,169	(10.01%)
+200	64,397	(6.78%)
+100	66,715	(3.43%)
Level	69,082	— %
-100	72,010	4.24%

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

At June 30, 2023, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2023, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$372,334	$(110,797)	(22.93%)	15.58%	(2,293)
+300	396,020	(87,111)	(18.03%)	16.23%	(1,803)
+200	425,426	(57,705)	(11.94%)	17.04%	(1,194)
+100	455,979	(27,152)	(5.62%)	17.85%	(562)
Level	483,131	—	—%	18.51%	—
-100	509,730	26,599	5.51%	19.10%	551

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

At June 30, 2023, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The Asset/Liability Management Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve Board increased the benchmark federal funds interest rate by 25 basis points to 5.25% - 5.50% at its July 26, 2023 meeting. The Federal Reserve Board has signaled that there will likely be additional federal funds interest rate increases. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2023, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2023, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$212,627	$212,627	$212,627	$212,627	$212,627	$—	$212,627	$31,162	$243,789
Securities (1)	36,286	48,216	72,466	167,439	399,444	234,724	634,168	(28,496)	605,672
Placements with banks	996	996	996	996	996	—	996	—	996
Net loans (includes LHFS)	160,466	239,429	389,081	694,997	1,605,719	108,265	1,713,984	(8,867)	1,705,117
FHLBNY stock	—	—	—	19,195	19,195	—	19,195	—	19,195
Other assets	—	—	—	—	—	—	—	97,188	97,188
Total	$410,375	$501,268	$675,170	$1,095,254	$2,237,981	$342,989	$2,580,970	$90,987	$2,671,957
Liabilities:
Non-maturity deposits	$54,030	$108,060	$216,118	$432,236	$756,651	$66,281	822,932	$225,441	$1,048,373
Certificates of deposit	62,802	134,555	237,945	295,207	393,640	—	393,640	—	393,640
Borrowings	7,000	7,000	311,000	361,000	632,100	50,000	682,100	—	682,100
Other liabilities	—	—	—	—	—	—	—	57,362	57,362
Total liabilities	123,832	249,615	765,063	1,088,443	1,782,391	116,281	1,898,672	282,803	2,181,475
Capital	—	—	—	—	—	—	—	490,482	490,482
Total liabilities and capital	$123,832	$249,615	$765,063	$1,088,443	$1,782,391	$116,281	$1,898,672	$773,285	$2,671,957
Asset/liability gap	$286,543	$251,653	$(89,893)	$6,811	$455,590	$226,708	$682,298
Gap/assets ratio	331.40%	200.82%	88.25%	100.63%	125.56%	294.97%	135.94%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY and the FRBNY. At June 30, 2023 and December 31, 2022, the Bank had $682.1 million and $517.4 million, respectively, of term and overnight outstanding advances from the FHLBNY and the FRBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $9.3 million as of June 30, 2023 and $21.5 million as of December 31, 2022. At June 30, 2023 and December 31, 2022, there was eligible collateral of approximately $843.1 million and $478.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has two unsecured lines of credit of $90.0 million with two correspondent banks, of which there was none outstanding at June 30, 2023 and December 31, 2022. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of June 30, 2023 and December 31, 2022.

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

Net cash provided by operating activities was $0.3 million and $26.5 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($160.0) million and ($286.6) million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $349.1 million and $381.0 million for the six months ended June 30, 2023 and 2022, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At June 30, 2023 and December 31, 2022, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2023 and December 31, 2022. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2023 and December 31, 2022, the Company had outstanding commitments to originate loans and extend credit of $450.5 million and $281.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2023 totaled $134.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Company adopted a share repurchase program effective May 16, 2023 which expires on May 15, 2024. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares. During the three months ended June 30, 2023, the Company repurchased a total of 615,948 shares of the Company's common stock. As of June 30, 2023 and December 31, 2022, 617,924 and 1,976 shares, respectively, were held as treasury stock as a result of share buy-back during 2023 and restricted stock units vested during 2022, respectively

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. There have been no material changes in the Company’s material cash requirements under its contractual obligations as discussed in its most recent annual report on Form 10-K.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $14.9 million for the six months ended June 30, 2023. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.9 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $6.4 million for the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2023, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table set forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	1,235,000
May 1, 2023 - May 31, 2023	163,935	$7.66	163,935	1,071,065
June 1, 2023 - June 30, 2023	452,013	$8.73	615,948	619,052
Total	615,948	$8.44

The Company repurchased 615,948 shares of its common stock at an aggregate cost of $5.2 million during the three months ended June 30, 2023.

The Company adopted a share repurchase program effective May 16, 2023 which expires on May 15, 2024. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares.

As of June 30, 2023, the Company had repurchased a total of 615,948 shares under the repurchase programs at a weighted average price of $8.44 per share, which were included in the 617,924 shares reported as treasury stock. Also included in the 617,924 shares held as treasury stock are 1,976 shares related to restricted stock units vested during 2022.

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

10.1**	Ponce Financial Group, Inc. 2023 Long Term Incentive Plan (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41255) filed with the Commission on June 16, 2023).

10.2**	Employment Agreement of Frank Perez dated April 26, 2023 (attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41255) filed with the Commission on May 2, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Management compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ponce Financial Group, Inc. (Registrant)

Date: August 4, 2023	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 4, 2023	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer