Form 10-Q
period 2023-09-30
Ponce Financial Group, Inc.
filed 2023-11-09
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2023, the registrant had 23,653,600 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2023 and December 31, 2022

(Dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and due from banks:
Cash (1)	$26,046	$31,977
Interest-bearing deposits (1)	90,966	22,383
Total cash and cash equivalents	117,012	54,360
Available-for-sale securities, at fair value (Note 3)	116,753	129,505
Held-to-maturity securities, net of allowance for credit losses of $647 at September 30, 2023 and $0 at December 31, 2022; at amortized cost (fair value 2023 $444,864; 2022 $495,851) (Note 3)	471,065	510,820
Placements with banks	996	1,494
Mortgage loans held for sale, at fair value (Note 4)	14,103	1,979
Loans receivable, net of allowance for credit losses of $27,414 at September 30, 2023 and $34,592 at December 31, 2022 (Note 5)	1,787,607	1,493,127
Accrued interest receivable	16,624	15,049
Premises and equipment, net (Note 6)	16,453	17,446
Right of use assets (Note 7)	32,110	33,423
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	18,870	24,661
Deferred tax assets (Note 10)	15,984	16,137
Other assets	16,286	13,988
Total assets	$2,623,863	$2,311,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8)	$1,401,132	$1,252,412
Operating lease liabilities	33,459	34,532
Accrued interest payable	8,385	1,390
Advance payments by borrowers for taxes and insurance	13,743	9,724
Borrowings (Note 9)	675,100	517,375
Other liabilities	6,986	3,856
Total liabilities	2,138,805	1,819,289
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of September 30, 2023 and as of December 31, 2022.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 23,653,600 shares outstanding as of September 30, 2023 and 24,861,329 shares issued and 24,859,353 shares outstanding as of December 31, 2022	249	249
Treasury stock, at cost; 1,233,111 shares as of September 30, 2023 and 1,976 shares as of December 31, 2022 (Note 11)	(10,975)	(2)
Additional paid-in-capital	207,626	206,508
Retained earnings	96,902	92,955
Accumulated other comprehensive loss (Note 16)	(20,468)	(17,860)
Unearned compensation ─ ESOP; 1,469,167 shares as of September 30, 2023 and 1,569,475 shares as of December 31, 2022 (Note 11)	(13,276)	(14,150)
Total stockholders' equity	485,058	492,700
Total liabilities and stockholders' equity	$2,623,863	$2,311,989

(1)
As of December 31, 2022, $2.1 million of Federal Reserve Bank ("FRB") cash were reclassified from Cash to Interest-bearing deposits.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest on loans receivable	$25,276	$17,058	$67,991	$51,315
Interest on deposits due from banks	1,969	346	3,983	514
Interest and dividend on securities and FHLBNY stock	6,261	4,230	18,943	5,990
Total interest and dividend income	33,506	21,634	90,917	57,819
Interest expense:
Interest on certificates of deposit (1)	4,362	855	11,468	2,361
Interest on other deposits (1)	5,639	1,375	12,864	2,154
Interest on borrowings	6,963	1,793	18,516	2,867
Total interest expense	16,964	4,023	42,848	7,382
Net interest income	16,542	17,611	48,069	50,437
Provision for credit losses (Note 3) (Note 5)	535	9,330	1,348	11,405
Net interest income after provision for credit losses	16,007	8,281	46,721	39,032
Non-interest income:
Service charges and fees	516	464	1,488	1,349
Brokerage commissions	17	288	67	840
Late and prepayment charges	899	109	2,000	360
Income on sale of mortgage loans	173	116	354	734
Loan origination	—	522	—	1,843
Grant income	3,718	—	3,718	—
Loss on sale of premises and equipment	—	(436)	—	(436)
Other	304	514	1,311	1,292
Total non-interest income	5,627	1,577	8,938	5,982
Non-interest expense:
Compensation and benefits	7,566	7,377	22,437	21,413
Occupancy and equipment	3,588	3,611	10,882	10,040
Data processing expenses	1,582	994	3,982	2,665
Direct loan expenses	369	654	1,126	2,033
Provision for contingencies	391	519	1,893	566
Insurance and surety bond premiums	255	297	768	600
Office supplies, telephone and postage	301	369	1,189	1,180
Professional fees	1,693	1,251	5,052	4,333
Contribution to the Ponce De Leon Foundation (Note 2)	—	—	—	4,995
Grain (recoveries) write-off (Note 5)	(69)	8,881	(1,329)	18,455
Marketing and promotional expenses	248	214	679	337
Directors' fees and regulatory assessment	169	188	484	509
Other operating expenses	1,223	1,061	3,603	2,931
Total non-interest expense	17,316	25,416	50,766	70,057
Income (loss) before income taxes	4,318	(15,558)	4,893	(25,043)
Provision (benefit) for income taxes (Note 10)	1,728	(820)	2,059	(4,256)
Net income (loss)	$2,590	$(14,738)	$2,834	$(20,787)
Earnings (loss) per common share (Note 12):
Basic	$0.12	$(0.64)	$0.12	$(0.92)
Diluted	$0.12	$(0.64)	$0.12	$(0.92)
Weighted average common shares outstanding (Note 12):
Basic	22,272,076	23,094,859	22,920,680	22,524,477
Diluted	22,349,217	23,094,859	22,962,956	22,524,477

(1)
For the three and nine months ended September 30, 2022, $0.2 million of interest expense were reclassified from Interest on other deposits to Interest on certificates of deposits.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,590	$(14,738)	$2,834	$(20,787)
Net change in unrealized losses on securities:
Unrealized losses	(3,644)	(4,194)	(3,364)	(21,493)
Income (tax) benefit effect	773	806	756	4,529
Total other comprehensive loss, net of tax	(2,871)	(3,388)	(2,608)	(16,964)
Total comprehensive (loss) income	$(281)	$(18,126)	$226	$(37,751)

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041
Net loss	—	—	—	—	—	—	(87)	—	—	(87)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(968)	—	(968)
Repurchases of common stock	—	—	(615,948)	—	(5,200)	—	—	—	—	(5,200)
Release of restricted stock units	—	—	21,235	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	—	—	—	292	292
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, June 30, 2023	225,000	$225,000	24,268,787	$249	$(5,202)	$207,287	$94,312	$(17,597)	$(13,567)	$490,482
Net income	—	—	—	—	—	—	2,590	—	—	2,590
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,871)	—	(2,871)
Repurchases of common stock	—	—	(619,052)		(5,809)					(5,809)
Release of restricted stock units	—	—	3,865	—	36	(36)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(30)	—	—	291	261
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, September 30, 2023	225,000	$225,000	23,653,600	$249	$(10,975)	$207,626	$96,902	$(20,468)	$(13,276)	$485,058

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(6,820)	—	—	(6,820)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,579)	—	(5,579)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan ("ESOP')	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Release of restricted stock units	—	—	12,440	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	61	—	—	305	366
Share-based compensation	—	—	—	—	—	351	—	—	—	351
Balance, March 31, 2022	—	$—	24,724,274	$247	$—	$205,243	$116,136	$(7,035)	$(15,012)	$299,579
Net income	—	—	—	—	—	—	771	—	—	771
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(7,997)	—	(7,997)
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	21	—	—	303	324
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, June 30, 2022	225,000	$225,000	24,724,274	$247	$—	$205,669	$116,907	$(15,032)	$(14,709)	$518,082
Net loss	—	—	—	—	—	—	(14,738)	—	—	(14,738)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,388)	—	(3,388)
Release of restricted stock units	—	—	4,186	—	—	—	—	—	—	—
ESOP shares committed to be released (35,119 shares)	—	—	—	—	—	18	—	—	304	322
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, September 30, 2022	225,000	$225,000	24,728,460	$247	$—	$206,092	$102,169	$(18,420)	$(14,405)	$500,683

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$2,834	$(20,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(90)	216
Gain on sale of loans	(277)	(7)
Gain on derivatives	—	(229)
Grain write-off	—	18,455
Provision for credit losses	1,348	11,405
Depreciation and amortization	3,249	1,371
ESOP compensation	815	1,038
Share-based compensation expense	1,213	1,161
Deferred income taxes	909	(5,473)
Changes in assets and liabilities:
(Increase) decrease in mortgage loans held for sale, fair value	(42,768)	12,479
Increase in accrued interest receivable	(1,575)	(1,701)
Increase in other assets	(2,298)	(7,064)
Increase in accrued interest payable	6,995	626
Decrease in operating lease liabilities	(1,646)	—
Increase in advance payments by borrowers	4,019	2,932
Increase (decrease) in other liabilities	1,825	(192)
Net cash (used in) provided by operating activities	(25,447)	14,230
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY stock	241,818	135,291
Purchases of FHLBNY Stock	(236,037)	(143,562)
Purchases of available-for-sale securities	—	(58,385)
Purchases of held-to-maturity securities	—	(501,942)
Proceeds from maturities, calls and principal repayments on securities	48,586	26,798
Placements with banks	498	—
Proceeds from sales of loans	32,796	3,699
Net increase in loans	(294,628)	(102,572)
Purchases of premises and equipment	(370)	(433)
Net cash used in investing activities	(207,337)	(641,106)
Cash Flows From Financing Activities:
Net increase in deposits	148,720	146,473
Proceeds from issuance of preferred stock	—	225,000
Repurchase of treasury stock	(11,009)	—
Contribution to the Ponce De Leon Foundation	—	(1,000)
Net proceeds from borrowings	157,725	180,120
Net advances on warehouse lines of credit	—	(15,090)
Net cash provided by financing activities	295,436	535,503
Net increase (decrease) in cash and cash equivalents	62,652	(91,373)
Cash and Cash Equivalents:
Beginning	54,360	153,894
Ending	$117,012	$62,521
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$35,853	$6,756
Cash paid for income taxes	$489	$624

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

Risks and Uncertainties:

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the nine months ended September 30, 2023, total interest expenses increased $35.5 million, or 480.4%, to $42.8 million when compared to $7.4 million for the nine months ended September 30, 2022.

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

Interim Financial Statements: The interim consolidated financial statements at September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

ended September 30, 2023, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2023, or any other period.

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

Loans Held for Sale, at Fair Value: Loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by the Bank’s Mortgage World division and the Company intends to sell these loans on the secondary market. Loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations. At September 30, 2023 and at December 31, 2022, 19 loans and 4 loans in the amount of $14.1 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Premises and Equipment: Premises include the cost of land and buildings actually owned and occupied (or to be occupied) by the Bank, its branches, or consolidated subsidiaries. Equipment includes all movable furniture, fixtures, and equipment, including automobiles and other vehicles of the Bank, its branches and consolidated subsidiaries. Premises and equipment are stated at cost, less accumulated depreciation.

Depreciation is the concept of allocating the cost of fixed assets over their estimated useful lives. Depreciation is computed and charged to operations using the straight-line method over the estimated useful lives of the respective assets as follows:

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations. Refer to Deposits (Note 8) for the Three and Nine Months Ended September 30, 2022 for details on the reclassification.

CDFI Equitable Recovery Program: On September 26, 2023, the Bank received a $3.7 million grant from the U.S. Treasury as part of the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic.

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

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,989	$—	$(276)	$2,713
Corporate Bonds	25,799	—	(2,609)	23,190
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	40,646	—	(7,657)	32,989
FHLMC Certificates	10,441	—	(1,904)	8,537
FNMA Certificates	62,771	—	(13,552)	49,219
GNMA Certificates	108	—	(3)	105
Total available-for-sale securities	$142,754	$—	$(26,001)	$116,753

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(504)	$24,496
Corporate Bonds	82,500	—	(5,117)	77,383
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	217,632	—	(12,198)	205,434
FHLMC Certificates	3,923	—	(358)	3,565
FNMA Certificates	121,940	—	(8,818)	113,122
SBA Certificates	20,717	147	—	20,864
Allowance for Credit Losses	(647)	—	—	—
Total held-to-maturity securities	$471,065	$147	$(26,995)	$444,864

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

The Company’s securities portfolio had 40 and 42 available-for-sale securities and 33 and 34 held-to-maturity securities at September 30, 2023 and December 31, 2022, respectively. There were no available-for-sale and held-to-maturity securities sold during the nine months ended September 30, 2023. There were no held-to-maturity securities and available-for-sale securities sold during the year ended December 31, 2022. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the nine months ended September 30, 2023. Two available-for-sale securities in the amount of $5.4 million matured and/or were called during the year ended December 31, 2022. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2023 and purchased $58.4 million in available-for-sale securities and $528.9 million in held-to-maturity securities during the year ended December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,713	$(276)	$2,713	$(276)
Corporate Bonds	—	—	23,190	(2,609)	23,190	(2,609)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	32,989	(7,657)	32,989	(7,657)
FHLMC Certificates	—	—	8,537	(1,904)	8,537	(1,904)
FNMA Certificates	—	—	49,219	(13,552)	49,219	(13,552)
GNMA Certificates	—	—	105	(3)	105	(3)
Total available-for-sale securities	$—	$—	$116,753	$(26,001)	$116,753	$(26,001)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,496	$(504)	$24,496	$(504)
Corporate Bonds	3,206	(294)	74,177	(4,823)	77,383	(5,117)
Collateralized Mortgage Obligations	93,209	(4,667)	112,225	(7,531)	205,434	(12,198)
FHLMC Certificates	—	—	3,565	(358)	3,565	(358)
FNMA Certificates	—	—	113,122	(8,818)	113,122	(8,818)
Total held-to-maturity securities	$96,415	$(4,961)	$327,585	$(22,034)	$424,000	$(26,995)

	December 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,689	$(296)	$2,689	$(296)
Corporate Bonds	13,138	(1,186)	10,221	(1,279)	23,359	(2,465)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	4,537	(300)	33,240	(6,426)	37,777	(6,726)
FHLMC Certificates	—	—	9,634	(1,676)	9,634	(1,676)
FNMA Certificates	12,111	(1,230)	43,817	(10,041)	55,928	(11,271)
GNMA Certificates	118	(4)	—	—	118	(4)
Total available-for-sale securities	$29,904	$(2,720)	$99,601	$(19,718)	$129,505	$(22,438)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,620	$(380)	$—	$—	$24,620	$(380)
Corporate Bonds	75,181	(3,819)	—	—	75,181	(3,819)
Collateralized Mortgage Obligations	215,300	(5,558)	—	—	215,300	(5,558)
FHLMC Certificates	3,177	(115)	675	(153)	3,852	(268)
FNMA Certificates	126,691	(5,227)	—	—	126,691	(5,227)
Total held-to-maturity securities	$444,969	$(15,099)	$675	$(153)	$445,644	$(15,252)

At September 30, 2023 and December 31, 2022, the Company had 40 and 42 available-for-sale securities, respectively, and 30 and 27 held-to-maturity securities at September 30, 2023 and December 31, 2022, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2023 and December 31, 2022. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2023 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at September 30, 2023 and December 31, 2022. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2023
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,989	2,713
More than five years through ten years	—	—
	2,989	2,713
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	4,000	3,802
More than one year through five years	1,000	729
More than five years through ten years	20,799	18,659
	25,799	23,190
Mortgage-Backed Securities	113,966	90,850
Total available-for-sale securities	$142,754	$116,753
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,496
More than five years through ten years	—	—
	25,000	24,496
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	70,381
More than five years through ten years	7,500	7,002
	82,500	77,383
Mortgage-Backed Securities	364,212	342,985
Allowance for Credit Losses	(647)	—
Total held-to-maturity securities	$471,065	$444,864

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,985	2,689
More than five years through ten years	—	—
	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,710
More than five years through ten years	21,824	19,649
	25,824	23,359
Mortgage-Backed Securities	123,134	103,457
Total available-for-sale securities	$151,943	$129,505
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	35,000	34,620
More than five years through ten years	—	—
	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	75,000	71,328
More than five years through ten years	7,500	7,410
	82,500	78,738
Mortgage-Backed Securities	393,320	382,493
Total held-to-maturity securities	$510,820	$495,851

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	September 30,	December 31,
	2023	2022
Beginning balance	$—	$—
Impact on CECL adoption	662	—
Benefit for credit losses	(15)	—
Allowance for credit losses	$647	$—

At September 30, 2023, 26 available-for-sale securities with a fair value totaling $90.7 million and 14 held-to-maturity securities with an amortized cost totaling $189.9 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities. At December 31, 2022 six held-to-maturity securities with an amortized costs totaling $194.9 million were pledged at the FHLBNY as collateral for borrowing activities. No available-for-sale securities were pledged at December 31, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	September 30,	December 31,
	2023	2022
	(in thousands)
Mortgage loans held for sale, at fair value	$14,103	$1,979
Mortgage loans held for sale, contractual principal outstanding	13,998	1,979
Fair value less unpaid principal balance	$105	$-

At September 30, 2023 and at December 31, 2022, the Bank had 19 loans and 4 loans in the amount of $14.1 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At September 30, 2023, there were $6.8 million in loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating. At December 31, 2022, there were no loans held for sale that were greater than 90 days past due.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$347,082	$343,968
Owner-Occupied	151,866	134,878
Multifamily residential	553,694	494,667
Nonresidential properties	321,472	308,043
Construction and land	411,383	185,018
Total mortgage loans	1,785,497	1,466,574
Nonmortgage loans:
Business loans (1)	18,416	39,965
Consumer loans (2)	10,416	19,129
Total non-mortgage loans	28,832	59,094
Total loans, gross	1,814,329	1,525,668
Net deferred loan origination costs	692	2,051
Allowance for Credit Losses	(27,414)	(34,592)
Loans receivable, net	$1,787,607	$1,493,127

(1)
As of September 30, 2023 and December 31, 2022, business loans include $1.1 million and $20.0 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of September 30, 2023 and December 31, 2022, consumer loans include $9.3 million and $18.2 million, respectively, of microloans originated by Grain through its mobile application that is geared to the underbanked and new generations entering the financial services market and uses non-traditional underwriting methodologies.

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

The following tables present credit risk ratings by loan segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$488,062	$553,694	$318,829	$404,726	$18,207	$10,416	$1,793,934
Special mention	3,129	—	2,544	—	—	—	5,673
Substandard	7,757	—	99	6,657	209	—	14,722
Total	$498,948	$553,694	$321,472	$411,383	$18,416	$10,416	$1,814,329

	December 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$462,126	$492,556	$307,307	$173,351	$39,965	$19,129	$1,494,434
Special mention	7,692	1,437	606	—	—	—	9,735
Substandard	9,028	674	130	11,667	—	—	21,499
Total	$478,846	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

An aging analysis of loans, as of September 30, 2023 and December 31, 2022, is as follows:

	September 30, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$346,686	$—	$—	$396	$347,082	$396	$—
Owner-Occupied	149,732	—	—	2,134	151,866	2,134	—
Multifamily residential	553,694	—	—	—	553,694	—	—
Nonresidential properties	320,936	—	536	—	321,472	—	—
Construction and land	404,726	—	—	6,657	411,383	6,657	—
Nonmortgage loans:
Business	18,159	48	—	209	18,416	209	—
Consumer	9,969	86	361	—	10,416	—	—
Total	$1,803,902	$134	$897	$9,396	$1,814,329	$9,396	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$340,495	$1,530	$78	$1,865	$343,968	$3,061	$—
Owner-Occupied	131,510	2,553	—	815	134,878	2,987	—
Multifamily residential	490,024	4,643	—	—	494,667	—	—
Nonresidential properties	303,190	4,246	607	—	308,043	93	—
Construction and land	173,351	—	4,100	7,567	185,018	7,567	—
Nonmortgage loans:
Business	27,657	1,466	7,869	2,973	39,965	—	2,973
Consumer	16,743	1,267	1,119	—	19,129	—	—
Total	$1,482,970	$15,705	$13,773	$13,220	$1,525,668	$13,708	$2,973

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three and nine months ended September 30, 2023 and 2022, and as of and for the year ended December 31, 2022:

	For the Nine Months Ended September 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	33	257	653	(20)	2,276	193	(2,029)	1,363
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(6,092)	(6,092)
Recoveries	—	—	—	—	—	3	638	641
Balance, end of period	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414
Ending balance: individually evaluated for impairment	$—	$71	$—	$—	$—	$204	$—	$275
Ending balance: collectively evaluated for impairment	4,662	2,055	4,712	3,282	4,048	348	8,032	27,139
Total	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414
Loans:
Ending balance: individually evaluated for impairment	$396	$2,134	$—	$—	$6,657	$209	$—	$9,396
Ending balance: collectively evaluated for impairment	346,686	149,732	553,694	321,472	404,726	18,207	10,416	1,804,933
Total	$347,082	$151,866	$553,694	$321,472	$411,383	$18,416	$10,416	$1,814,329

	For the Three Months Ended September 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Provision (benefit) charged to expense	(114)	(26)	(26)	44	859	102	(89)	750
Losses charged-off	—	—	—	—	—	—	(1,592)	(1,592)
Recoveries	—	—	—	—	—	3	80	83
Balance, end of period	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision (benefit) charged to expense	25	214	1,064	296	802	(235)	9,239	11,405
Charge-offs	—	—	—	—	—	—	(3,000)	(3,000)
Recoveries	156	39	—	—	—	94	62	351
Balance, end of period	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108
Ending balance: individually evaluated for impairment	$69	$99	$—	$37	$—	$—	$—	$205
Ending balance: collectively evaluated for impairment	3,652	1,332	6,748	2,424	2,826	165	7,756	24,903
Total	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108
Loans:
Ending balance: individually evaluated for impairment	$8,352	$4,440	$—	$1,587	$10,660	$359	$—	$25,398
Ending balance: collectively evaluated for impairment	328,315	108,309	421,917	281,055	186,777	41,039	22,563	1,389,975

Total	$336,667	$112,749	$421,917	$282,642	$197,437	$41,398	$22,563	$1,415,373

	For the Three Months Ended September 30, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,607	$1,233	$6,374	$2,493	$2,262	$103	$1,463	$17,535
Provision (benefit) charged to expense	114	159	374	(32)	564	61	8,090	9,330
Losses charged-off	—	—	—	—	—	—	(1,799)	(1,799)
Recoveries	—	39	—	—	—	1	2	42
Balance, end of period	$3,721	$1,431	$6,748	$2,461	$2,826	$165	$7,756	$25,108

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision (benefit) charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Charge-offs	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the nine months ended September 30, 2023 and 2022 and as of and for the year ended December 31, 2022:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,517	$2,081	$449	$2,530	$71	$6,478	$40
Multifamily residential	—	—	—	—	—	958	—
Nonresidential properties	—	—	—	—	—	531	—
Construction and land	6,650	6,657	—	6,657	—	8,438	—
Nonmortgage loans:
Business	209	—	209	209	204	83	—
Consumer	—		—	—	—	—	—
Total	$9,376	$8,738	$658	$9,396	$275	$16,488	$40

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,100	$11,015	$1,777	$12,792	$168	$11,440	$164
Multifamily residential	—	—	—	—	—	789	—
Nonresidential properties	1,630	1,239	348	1,587	37	2,268	38
Construction and land	10,660	10,660	—	10,660	—	5,147	16
Nonmortgage loans:
Business	359	359	—	359	—	93	—
Consumer	—	—	—	—	—	24	—
Total	$25,749	$23,273	$2,125	$25,398	$205	$19,761	$218

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—	—	—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has not modified any loans with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At September 30, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

2022-02 as of January 1, 2023, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 will remain until settled.

During the year ended December 31, 2022, there were no loans restructured as a troubled debt restructuring.

At September 30, 2023 and December 31, 2022, there were 21and 23 troubled debt restructured loans totaling $5.9 million and $6.6 million of which $5.2 million and $4.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million December 31, 2022.

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

At September 30, 2023, the Bank had 16,687 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $9.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $8.1 million allowance for credit losses, resulting in $1.2 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through September 30, 2023, 45,322 microloans amounting to $24.3 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.6 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of September 30, 2023, the Company’s total exposure to Grain was $1.2 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.6 million of security deposits by Grain borrowers. The $1.3 million of recoveries for the nine months ended September 30, 2023 and the $18.5 million write-off for the nine months ended September 30, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.3 million of recoveries for the nine months ended September 30, 2023, $0.7 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Grain Technology, Inc. ("Grain") Total Exposure as of September 30, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-September 30, 2023)	$24,255
Write-downs, net of recoveries (inception-to-date as of September 30, 2023)	(15,610)
Cash receipts from Grain (inception-to-September 30, 2023)	(6,819)
Grant/reserve (inception-to-September 30, 2023)	(1,826)
Net receivable as of September 30, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of September 30, 2023	$9,318
Allowance for credit losses as of September 30, 2023 (1)	(8,163)
Microloans, net of allowance for credit losses as of September 30, 2023	$1,155
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of September 30, 2023	$—
Total exposure to Grain as of September 30, 2023	$1,155

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.6 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

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

At September 30, 2023, the allowance for off-balance sheet credit losses was $3.2 million, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the nine months ended September 30, 2023, the Company had $1.9 million in credit loss provision for off-balance-sheet items, which are included in "Provision for contingencies" on the Consolidated Statements of Income.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	September 30,	December 31,
	2023	2022
Balance at beginning of period	$354	$229
Impact on CECL adoption	948	—
Provision	1,893	125
Allowance for credit losses	$3,195	$354

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Premises and Equipment

Premises and equipment at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	15,973	15,808
Furniture, fixtures and equipment	8,702	8,497
	30,324	29,954
Less: accumulated depreciation and amortization	(13,871)	(12,508)
Total premises and equipment	$16,453	$17,446

Depreciation and amortization expense amounted to $0.4 million both for the three months ended September 30, 2023 and 2022 and $1.4 million both for the nine months ended September 30, 2023 and 2022, respectively, and are included in occupancy and equipment in the accompanying consolidated statements of operations.

Note 7. Leases

Effective January 1, 2022, the Company adopted the provisions of Topic 842 using the prospective transition approach. Therefore, prior period comparative information has not been adjusted and continues to be reported under GAAP in effect prior to the adoption of Topic 842.

The Company has 16 operating leases for branches (including headquarters) and office spaces and five operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 15 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease ROU assets	$32,110	$33,423
Operating lease liabilities	33,459	34,532
Weighted-average remaining lease term-operating leases	12.8 years	13.5 years
Weighted average discount rate-operating leases	4.9%	4.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2023	2022	2023	2022
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,029	$1,042	$3,123	$3,100
Operating lease cost	Other operating expenses	4	1	14	2
Short-term lease cost	Other operating expenses	5	—	15	6
Variable lease cost	Occupancy and equipment	32	35	94	122
Total lease cost		$1,070	$1,078	$3,246	$3,230

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company’s minimum annual rental payments under the terms of the leases are as follows at September 30, 2023:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2023	$961
2024	3,866
2025	3,818
2026	3,668
2027	3,537
2028	3,594
Thereafter	25,474
Total Minimum payments required	44,918
Less: implied interest	11,459
Present value of lease liabilities	$33,459

Lease Commitments: As of September 30, 2023, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 8. Deposits

Deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Demand	$265,862	$289,149
Interest-bearing deposits:
NOW/IOLA accounts	22,519	24,349
Money market accounts (1)	370,500	236,143
Reciprocal deposits	82,670	114,049
Savings accounts	117,870	130,432
Total NOW, money market, reciprocal and savings	593,559	504,973
Certificates of deposit of $250K or more (1)	122,353	106,336
Brokered certificates of deposits (2)	98,729	98,754
Listing service deposits (2)	15,180	35,813
Certificates of deposit less than $250K (1)	305,449	217,387
Total certificates of deposit	541,711	458,290
Total interest-bearing deposits	1,135,270	963,263
Total deposits	$1,401,132	$1,252,412
(1)
As of December 31, 2022, $81.7 million of SaveBetter deposits were reclassified from money market accounts to certificates of deposits. $36.2 million were reclassified to Certificates of deposits of $250K or more and $45.5 million were reclassified to certificates of deposit less than $250K.
(2)
As of September 30, 2023 and December 31, 2022, there were $0.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At September 30, 2023 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2023	$203,736
2024	194,609
2025	51,183
2026	42,372
2027	48,257
Thereafter	1,554
$541,711

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both September 30, 2023 and December 31, 2022.

Note 9. Borrowings

The Bank had outstanding term advances from the FHLBNY and the FRBNY at September 30, 2023 and outstanding term advances from the FHLBNY at December 31, 2022, respectively.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $371.1 million and $511.4 million of outstanding term advances from the FHLBNY at September 30, 2023 and December 31, 2022, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2023. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $1.0 million at September 30, 2023 and $21.5 million at December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Bank had eligible collateral of approximately $853.6 million and $478.8 million, respectively, in residential 1-4 family and multifamily mortgage loans available to secure advances from the FHLBNY.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the FRBNY secured by 49.4% of our total securities portfolio with amortized cost of $303.8 million at September 30, 2023. The Bank had $304.0 million of outstanding term advances from the FRBNY at September 30, 2023. No amounts were outstanding at December 31, 2022.

Borrowed funds at September 30, 2023 and December 31, 2022 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2023			2022
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$6,000	$6,000	4.61%

Term advances ending:
2023	$—	$—	—	$178,375	$178,375	4.32
2024	354,000	354,000	4.53	50,000	50,000	4.75
2025	50,000	50,000	4.41	50,000	50,000	4.41
2026	—	—	—	—	—	—
2027	212,000	212,000	3.44	183,000	183,000	3.25
Thereafter	59,100	59,100	3.43	50,000	50,000	3.35
	$675,100	$675,100	4.08%	$517,375	$517,375	3.90%

Interest expense on term advances totaled $7.0 million and $1.5 million for the three months ended September 30, 2023 and 2022 and $17.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. There was $0.9 million in interest expense on overnight advances for the nine months ended September 30, 2023. There was no interest expense on overnight advances for the three months ended September 30, 2023. There was $0.3 million in interest expense on overnight advances for the three and nine months ended September 30, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Federal:
Current	$783	$2,265	$380	$370
Deferred	312	(2,750)	344	(4,047)
	1,095	(485)	724	(3,677)
State and local:
Current	232	274	1,085	847
Deferred	1,818	(2,963)	1,091	(5,487)
	2,050	(2,689)	2,176	(4,640)
Valuation allowance	(1,417)	2,354	(841)	4,061
Provision (benefit) for income taxes	$1,728	$(820)	$2,059	$(4,256)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, respectively, to income before income taxes as a result of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Income tax, at federal rate	$906	$(3,267)	$1,027	$(5,259)
State and local tax, net of federal taxes	1,619	(2,125)	1,719	(3,666)
Valuation allowance, net of the federal benefit	(1,417)	2,354	(841)	4,061
Other	620	2,218	154	608
	$1,728	$(820)	$2,059	$(4,256)

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the nine months ended September 30, 2023 and 2022, the valuation allowance decreased by $0.8 million and increased by $4.1 million, respectively. In 2022, the Company generated large net operating losses in New York State and New York City which in turn increased the 2022 valuation allowance.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80%. At September 30, 2023, the Bank had a federal NOL carryforward of $6.7 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $58.9 million for New York State purposes and $29.7 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At September 30, 2023, the Bank had a New Jersey NOL carryforward of $0.1 million.

At September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2020.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2023 and December 31, 2022 are presented below:

	September 30,	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,509	$11,324
Interest on nonaccrual loans	730	317
Unrealized loss on available-for-sale securities	5,533	4,777
Amortization of intangible assets	16	32
Operating lease liabilities	10,386	11,304
Net operating losses	7,348	9,119
Charitable contribution carryforward	1,647	1,859
Compensation and benefits	1,087	562
Other	2,025	478
Total gross deferred tax assets	37,281	39,772
Deferred tax liabilities:
Depreciation of premises and equipment	996	1,049
Right of use assets	9,967	10,941
Deferred loan fees	215	671
Other	15	29
Total gross deferred tax liabilities	11,193	12,690
Valuation allowance	10,104	10,945
Net deferred tax assets	$15,984	$16,137

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 12). As of September 30, 2023, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $13.3 million.

A summary of the ESOP shares as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Shares committed-to-be released	100,308	133,744
Shares allocated to participants	448,746	354,227
Unallocated shares	1,469,167	1,569,475
Total	2,018,221	2,057,446
Fair value of unallocated shares	$11,489	$14,628

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, and $0.9 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expense recognized for the three months ended September 30, 2023 and 2022 was $0.02 million each and for the nine months ended September 30, 2023 and 2022 was $0.05 million each.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of September 30, 2023 and December 31, 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan for both periods was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of September 30, 2023 and December 31, 2022, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restricted stock unit awards activity and related information for nine months ended September 30, 2023 and year ended December 31, 2022 are as follows:

	September 30, 2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	245,840	$9.40
Granted	—	—
Vested	(4,147)	9.27
Forfeited	—	—
Non-vested at March 31	241,693	$9.40
Granted	—	—
Vested	(21,235)	10.44
Forfeited	(697)	9.15
Non-vested at June 30	219,761	$9.30
Granted	—	—
Vested	(4,186)	7.20
Forfeited	—	—
Non-vested at September 30	215,575	$9.34

	December 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	63,715	10.44
Vested	(149,495)	9.11
Forfeited	—	—
Non-vested at December 31	245,840	$9.40

Compensation expense related to restricted stock units was $0.4 million each for the three months ended September 30, 2023 and 2022 and was $1.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $1.0 million, which is expected to be recognized over the next 17 quarters.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s stock option awards activity and related information for nine months ended September 30, 2023 and year ended December 31, 2022 are as follows:

	September 30, 2023
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	352,621	$8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31 (1)	352,621	8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30	352,621	8.97
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30 (1)	352,621	$8.97
Exercisable at September 30 (1)	218,433	$8.82

	December 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	$—
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	352,621	$8.97
Exercisable at December 31 (1)	190,508	$8.83
(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 for outstanding options and $0 for exercisable options at September 30, 2023 and was $0.1 million for outstanding options and $0.1 million for exercisable options December 31, 2022.

The weighted-average exercise price for the options as of September 30, 2023 was $8.97 per share and the weighted average remaining contractual life is 5.9 years. The weighted average period over which compensation expenses are expected to be recognized is 2.9 years. There were 218,433 shares and 190,508 shares exercisable as of September 30, 2023 and December 31, 2022, respectively. Total compensation cost related to stock options recognized was $0.05 million both for the three months ended September 30, 2023 and 2022, and $0.1 million both for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options was $0.3 million, which is expected to be recognized over the next 17 quarters.

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

Treasury Stock:

The Company adopted a share repurchase program effective May 16, 2023 which was completed in August of 2023. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares. During the nine months ended September 30, 2023, the Company repurchased a total of 1,235,000 shares of the Company's common stock. As of September 30, 2023 and December 31, 2022, 1,233,111 shares and 1,976 shares, respectively, were held as treasury stock as a result of share buy-backs and restricted stock units vested during 2023 and restricted stock units vested during 2022, respectively.

Note 12. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands except share data)

Net income (loss)	$2,590	$(14,738)	$2,834	$(20,787)
		-
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,774,317	24,727,459	24,456,108	24,072,543
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,502,241	1,632,600	1,535,428	1,548,066
Basic weighted average common shares outstanding	22,272,076	23,094,859	22,920,680	22,524,477
Basic earnings (loss) per common share	$0.12	$(0.64)	$0.12	$(0.92)
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	77,141	—	42,276	—
Diluted weighted average common shares outstanding	22,349,217	23,094,859	22,962,956	22,524,477
Diluted earnings (loss) per common share	$0.12	$(0.64)	$0.12	$(0.92)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Commitments to grant mortgage loans	$445,152	$207,105
Commitments to sell loans at lock-in rates	—	1,676
Unfunded commitments under lines of credit	62,114	72,530
	$507,266	$281,311

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2023.

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

Unfunded Commitments with Bamboo: On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Company purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first nine months of 2023, the Company made three additional contributions for a total of $1.0 million for a total investment in Bamboo of $3.5 million and is committed to make an additional payment of $0.2 million in November of 2023. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of September 30, 2023 and December 31, 2022, the total unfunded commitment was $2.4 million and $2.8 million, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.0 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of September 30, 2023 and December 31, 2022, the total unfunded commitment was $2.6 million and $3.3 million, respectively.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $14.1 million and the aggregate unpaid principal amounted to $14.0 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,713	$2,713	$—	$—
Corporate bonds	23,190	729	22,461	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	32,989	—	32,989	—
FHLMC Certificates	8,537	—	8,537	—
FNMA Certificates	49,219	—	49,219	—
GNMA Certificates	105	—	105	—
Mortgage Loans Held for Sale, at fair value	14,103	—	14,103	—
	$130,856	$3,442	$127,414	$—

		December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,689	$2,689	$—	$—
Corporate bonds	23,359	730	22,629	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,777	—	37,777	—
FHLMC Certificates	9,634	—	9,634	—
FNMA Certificates	55,928	—	55,928	—
GNMA Certificates	118	—	118	—
Mortgage Loans Held for Sale, at fair value	1,979	—	1,979	—
Derivatives from interest rate lock commitments	22	—	—	22
	$131,506	$3,419	$128,065	$22

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$9,396	$—	$—	$9,396

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,952	$—	$—	$17,952

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2023
Financial assets:
Cash and cash equivalents	$117,012	$117,012	$—	$—	$117,012
Available-for-sale securities, at fair value	116,753	3,442	113,311	—	116,753
Held-to-maturity securities, at amortized cost, net	471,065	—	444,864	—	444,864
Placements with banks	996	—	996	—	996
Loans held for sale, at fair value	14,103	—	14,103	—	14,103
Loans receivable, net	1,787,607	—	—	1,720,035	1,720,035
Accrued interest receivable	16,624	—	16,624	—	16,624
FHLBNY stock	18,870	18,870	—	—	18,870
Financial liabilities:
Deposits:
Demand deposits	265,862	265,862	—	—	265,862
Interest-bearing deposits	593,559	593,559	—	—	593,559
Certificates of deposit	541,711	—	529,450	—	529,450
Advance payments by borrowers for taxes and insurance	13,743	—	13,743	—	13,743
Borrowings	675,100	—	654,847	—	654,847
Accrued interest payable	8,385	—	8,385	—	8,385

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$54,360	$54,360	$—	$—	$54,360
Available-for-sale securities, at fair value	129,505	3,419	126,086	—	129,505
Held-to-maturity securities, at amortized cost	510,820	—	495,851	—	495,851
Placements with banks	1,494	—	1,494	—	1,494
Loans held for sale, at fair value	1,979	—	1,979	—	1,979
Loans receivable, net	1,493,127	—	—	1,430,864	1,430,864
Accrued interest receivable	15,049	—	15,049	—	15,049
FHLBNY stock	24,661	24,661	—	—	24,661
Financial liabilities:
Deposits:
Demand deposits	289,149	289,149	—	—	289,149
Interest-bearing deposits	504,973	504,973	—	—	504,973
Certificates of deposit	458,290	—	450,224	—	450,224
Advance payments by borrowers for taxes and insurance	9,724	—	9,724	—	9,724
Borrowings	517,375	—	503,406	—	503,406
Accrued interest payable	1,390	—	1,390	—	1,390

The following table reconciles, at September 30, 2023 and December 31, 2022, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs.

	September 30,	December 31,
	2023	2022
	(in thousands)
Beginning balance	$—	$4,929
Total loss included in earnings	—	(344)
Transfer out of level 3	—	(4,585)
Ending balance	$—	$—

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers into or out of Level 3 assets or liabilities in the fair value hierarchy at September 30, 2023 and one security transferred out of Level 3 assets in the fair value hierarchy at December 31, 2022. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2023 and December 31, 2022.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2023 and December 31, 2022, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 17.10% at September 30, 2023 and 22.53% at December 31, 2022.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2023 and December 31, 2022 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,056	27.07%	$156,624	8.00%	$195,780	10.00%
Tier 1 Capital to Risk-Weighted Assets	505,508	25.82%	117,468	6.00%	156,624	8.00%
Common Equity Tier 1 Capital Ratio	505,508	25.82%	88,101	4.50%	127,257	6.50%
Tier 1 Capital to Total Assets	505,508	19.90%	101,597	4.00%	126,996	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$488,108	25.10%	$155,543	8.00%	$194,429	10.00%
Tier 1 Capital to Risk-Weighted Assets	463,727	23.85%	116,657	6.00%	155,543	8.00%
Common Equity Tier 1 Capital Ratio	463,727	23.85%	87,493	4.50%	126,379	6.50%
Tier 1 Capital to Total Assets	463,727	17.51%	105,950	4.00%	132,437	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,241	33.72%	$125,791	8.00%	$157,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,537	32.47%	94,343	6.00%	125,791	8.00%
Common Equity Tier 1 Capital Ratio	510,537	32.47%	70,757	4.50%	102,205	6.50%
Tier 1 Capital to Total Assets	510,537	26.29%	77,665	4.00%	97,082	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$476,519	30.53%	$124,883	8.00%	$156,104	10.00%
Tier 1 Capital to Risk-Weighted Assets	456,816	29.26%	93,662	6.00%	124,883	8.00%
Common Equity Tier 1 Capital Ratio	456,816	29.26%	70,247	4.50%	101,468	6.50%
Tier 1 Capital to Total Assets	456,816	20.47%	89,264	4.00%	111,580	5.00%

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

The Bank's minimum net worth requirements as of September 30, 2023 and December 31, 2022 are reflected below:

Minimum
Requirement
(in thousands)
September 30, 2023
HUD	$1,000

Minimum
Requirement
(in thousands)
December 31, 2022
HUD	$1,000

As of September 30, 2023 and December 31, 2022, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 16. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	September 30, 2023
	December 31, 2022	Change	September 30, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$(2,608)	$(20,468)
Total	$(17,860)	$(2,608)	$(20,468)

	December 31, 2022
	December 31, 2021	Change	December 31, 2022
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(1,456)	$(16,404)	$(17,860)
Total	$(1,456)	$(16,404)	$(17,860)

Note 17. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousand)
Beginning balance (1)	$8,614	$7,532	$8,318	$5,631
Originations (1)	50	1,223	678	5,418
Payments	(851)	(269)	(1,183)	(2,563)
Ending balance	$7,813	$8,486	$7,813	$8,486

(1)
Includes loans held by James Perez who became a director on March 17, 2022.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company held deposits in the amount of $7.0 million and $8.0 million from directors, executive officers and non-executive officers at September 30, 2023 and December 31, 2022, respectively.

Note 18. Subsequent Events

In order to better manage its interest rate risk, on October 12, 2023 the Bank entered into two interest rate swap transactions with Goldman Sachs Bank USA. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at September 30, 2023 and December 31, 2022, and results of operations for the three and nine months ended September 30, 2023 and 2022, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The table below includes references to the Company's net income (loss) and earnings (loss) per share for the nine months ended September 30, 2023 and 2022 before the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income (loss) amount and earnings (loss) per share reflect adjustments related to the non-recurring gain on sale of real property and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income (loss) and earnings (loss) per share is provided below.

Non-GAAP Reconciliation – Net Income (Loss) before the Contribution to the Ponce De Leon Foundation (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$2,834	$(20,787)
Loss on sale of premises and equipment	—	436
Contribution to the Ponce De Leon Foundation	—	4,995
Income tax benefit	—	(1,141)
Net income (loss) - non-GAAP	$2,834	$(16,497)

Earnings (loss) per common share (GAAP) (1)	$0.12	$(0.92)

Earnings (loss) per common share (non-GAAP) (1)	$0.12	$(0.73)
(1)
Earnings (loss) per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of basic shares outstanding for the nine months ended September 30, 2023 and 2022 (22,920,680 shares and 22,524,477 shares, respectively).

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 7 loans totaling $1.1 million were outstanding at September 30, 2023. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum.

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

CDFI Equitable Recovery Program

On September 26, 2023, the Bank received a $3.7 million grant from the U.S. Treasury as part of the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic.

Bank Enterprise Award Program

The Bank received approval for a grant in the amount of $0.5 million as part of the Bank Enterprise Award Program from the CDFI. Awards under the Bank Enterprise Award Program are subject to the program terms and must be used for qualified activities, which include providing loans, investments and financial services to residents and businesses in distressed communities.

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

At September 30, 2023, the Bank had 16,687 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $9.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $8.1 million allowance for credit losses, resulting in $1.2 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through

September 30, 2023, 45,322 microloans amounting to $24.3 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.6 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of September 30, 2023, the Company’s total exposure to Grain was $1.2 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.6 million of security deposits by Grain borrowers. The $1.3 million of recoveries for the nine months ended September 30, 2023 and the $18.5 million write-off for the nine months ended September 30, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.3 million of recoveries for the nine months ended September 30, 2023, $0.7 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Grain Technology, Inc. ("Grain") Total Exposure as of September 30, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-September 30, 2023)	$24,255
Write-downs, net of recoveries (inception-to-date as of September 30, 2023)	(15,610)
Cash receipts from Grain (inception-to-September 30, 2023)	(6,819)
Grant/reserve (inception-to-September 30, 2023)	(1,826)
Net receivable as of September 30, 2023	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of September 30, 2023	$9,318
Allowance for credit losses as of September 30, 2023 (1)	(8,163)
Microloans, net of allowance for credit losses as of September 30, 2023	$1,155
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of September 30, 2023	$—
Total exposure to Grain as of September 30, 2023	$1,155

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.6 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

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

The Company also established a relationship with SaveBetter, LLC, a fintech startup focusing on brokered deposits. As of September 30, 2023, the Company had $350.2 million in such deposits. The recent regulatory easing of brokered deposit rules may enable the Company to classify such deposits as core deposits.

On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Company purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the first nine months of 2023, the Company made three additional contributions for a total of $1.0 million for a total investment in Bamboo of $3.5 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.62 billion in assets, $1.79 billion in loans receivables, net of allowance for credit losses of $27.4 million, and $1.40 billion in deposits at September 30, 2023, all while investing in infrastructure, implementing digital banking, acquiring Mortgage World, adopting GPS, diversifying its product offering and partnering with Fintech companies. The Company raised over $132.0 million in additional capital through our conversion and reorganization and realized approximately $20.0 million in net gain while freeing up approximately $40.0 million in investable funds through our sale-and-leaseback initiative. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total consolidated assets increased $311.9 million, or 13.5%, to $2.62 billion at September 30, 2023 from $2.31 billion at December 31, 2022. The increase in total assets is largely attributable to increases of $294.5 million in net loans receivable, $62.7 million in cash and cash equivalents, $12.1 million in mortgage loans held for sale and $2.3 million in other assets, offset by decreases of $39.8 million in held-to-maturity securities, $12.8 million in available-for-sale securities and $5.8 million in Federal Home Loan Bank of New York stock.

Cash and Cash Equivalents. Cash and cash equivalents increased $62.7 million, or 115.3%, to $117.0 million at September 30, 2023, compared to $54.4 million at December 31, 2022. The increase in cash and cash equivalents was primarily the result of increases of $157.7 million in net borrowings and $148.7 million in net deposits, proceeds of $48.6 million from maturities/calls of securities and $32.8 million in proceeds from the sale of loans, offset by increases of $294.6 million in net loans and $42.8 million in loans held for sale and $11.0 million in share repurchases.

.

Securities. The composition of securities at September 30, 2023 and December 31, 2022 and the amounts maturing of each classification are summarized as follows:

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,989	2,713	2,985	2,689
More than five years through ten years	—	—	—	—
	2,989	2,713	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	4,000	3,802	—	—
More than one year through five years	1,000	729	4,000	3,710
More than five years through ten years	20,799	18,659	21,824	19,649
	25,799	23,190	25,824	23,359
Mortgage-Backed Securities	113,966	90,850	123,134	103,457
Total Available-for-Sale Securities	$142,754	$116,753	$151,943	$129,505

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,496	35,000	34,620
More than five years through ten years	—	—	—	—
	25,000	24,496	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	75,000	70,381	75,000	71,328
More than five years through ten years	7,500	7,002	7,500	7,410
	82,500	77,383	82,500	78,738
Mortgage-Backed Securities	364,212	342,985	393,320	382,493
Allowance for Credit Losses	(647)	—	—	—
Total Held-to-Maturity Securities	$471,065	$444,864	$510,820	$495,851

The Company securities portfolio decreased $39.8 million in held-to-maturity and $12.8 million in available-for-sale during the nine months ended September 30, 2023. The decrease was primarily due to a call on one of the securities in the amount of $10.0 million and changes in principal.

Gross Loans Receivable. The composition of gross loans receivable at September 30, 2023 and at December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2023		December 31, 2022		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$347,082	19.1%	$343,968	22.6%	$3,114	0.9%
Owner-Occupied	151,866	8.4%	134,878	8.8%	16,988	12.6%
Multifamily residential	553,694	30.5%	494,667	32.4%	59,027	11.9%
Nonresidential properties	321,472	17.7%	308,043	20.2%	13,429	4.4%
Construction and land	411,383	22.7%	185,018	12.1%	226,365	122.3%
Total mortgage loans	1,785,497	98.4%	1,466,574	96.1%	318,923	21.7%
Nonmortgage loans:
Business loans (1)	18,416	1.0%	39,965	2.6%	(21,549)	(53.9%)
Consumer loans (2)	10,416	0.6%	19,129	1.3%	(8,713)	(45.5%)
	28,832	1.6%	59,094	3.9%	(30,262)	(51.2%)
Total	$1,814,329	100.0%	$1,525,668	100.0%	$288,661	18.9%

(1)
As of September 30, 2023 and December 31, 2022, business loans include $1.1 million and $20.0 million, respectively, of PPP loans.
(2)
As of September 30, 2023 and December 31, 2022, consumer loans include $9.3 million and $18.2 million of microloans originated by Grain pursuant to its arrangement with the Bank.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.3% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2023 and December 31, 2022, approximately 4.9% and 6.4%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 100% guideline for construction and land mortgage loans and up to 400% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2023 and December 31, 2022, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 85.1% and 38.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 251.7% and 194.0% as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Bank was within the 100% guideline for construction and land mortgage loans and the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at September 30, 2023 increased $12.1 million, or 612.6%, to $14.1 million from $2.0 million at December 31, 2022.

Deposits. The composition of deposits at September 30, 2023 and December 31, 2022 and changes in dollars and percentages are summarized as follows:

	September 30, 2023		December 31, 2022		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$265,862	19.0%	$289,149	23.1%	$(23,287)	(8.1%)
Interest-bearing deposits:
NOW/IOLA accounts	22,519	1.6%	24,349	1.9%	(1,830)	(7.5%)
Money market accounts (1)	370,500	26.4%	236,143	18.9%	134,357	56.9%
Reciprocal deposits	82,670	5.9%	114,049	9.1%	(31,379)	(27.5%)
Savings accounts	117,870	8.4%	130,432	10.4%	(12,562)	(9.6%)
Total NOW, money market, reciprocal and savings	593,559	42.3%	504,973	40.3%	88,586	17.5%
Certificates of deposit of $250K or more (1)	122,353	8.7%	106,336	8.5%	16,017	15.1%
Brokered certificates of deposit (2)	98,729	7.1%	98,754	7.9%	(25)	(0.0%)
Listing service deposits (2)	15,180	1.1%	35,813	2.9%	(20,633)	(57.6%)
Certificates of deposit less than $250K (1)	305,449	21.8%	217,387	17.3%	88,062	40.5%
Total certificates of deposit	541,711	38.7%	458,290	36.6%	83,421	18.2%
Total interest-bearing deposits	1,135,270	81.0%	963,263	76.9%	172,007	17.9%
Total deposits	$1,401,132	100.0%	$1,252,412	100.0%	$148,720	11.9%

(1)
As of December 31, 2022, $81.7 million of SaveBetter deposits were reclassified from money market accounts to certificates of deposits. $36.2 million were reclassified to Certificates of deposits of $250K or more and $45.5 million were reclassified to certificates of deposit less than $250K.
(2)
As of September 30, 2023 and December 31, 2022, there were $0.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2023 and December 31, 2022. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at September 30, 2023 of $675.1 million in term advances from the FHLBNY and FRBNY and $511.4 million of outstanding term advances from the FHLBNY at December 31, 2022. The Bank also had $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million and $90.0 million with two correspondent banks at September 30, 2023 and December 31, 2022, respectively, under which there was nothing outstanding at both September 30, 2023 and December 31, 2022. The Bank had no overnight line of credit advance at September 30, 2023.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity decreased $7.6 million, or 1.55%, to $485.1 million at September 30, 2023 from $492.7 million at December 31, 2022. This decrease in stockholders’ equity was largely attributable to $11.0 million in share repurchases and an increase of $2.6 million in other comprehensive loss, partially offset by $2.8 million in net income, $1.2 million in share-based compensation, $1.1 million as a result of implementation of CECL and $0.8 million in ESOP.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

The discussion of the Company’s results of operations for the three months ended September 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income for the three months ended September 30, 2023 was $2.6 million compared to net loss of ($14.7) million for the three months ended September 30, 2022. Earnings per basic and diluted share was $0.12 for the three months ended September 30, 2023 compared to loss per basic and diluted share of $(0.64) for three months ended September 30, 2022. The $17.3 million increase of net income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to decreases of $8.8 million in provision for credit losses and $8.1 million in non-interest expenses and an increase of $4.1 million of non-interest income, offset by an increase of $2.5 million in provision for income taxes and a decrease of $1.1 million in net interest income.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$33,506	$21,634	$11,872	54.9%
Interest expense	16,964	4,023	12,941	321.7%
Net interest income	16,542	17,611	(1,069)	(6.1%)
Provision for credit losses	535	9,330	(8,795)	(94.3%)
Net interest income after provision for loan losses	16,007	8,281	7,726	93.3%
Non-interest income	5,627	1,577	4,050	256.8%
Non-interest expense	17,316	25,416	(8,100)	(31.9%)
Loss income before income taxes	4,318	(15,558)	19,876	(127.8%)
Benefit for income taxes	1,728	(820)	2,548	(310.7%)
Net (loss) income	$2,590	$(14,738)	$17,328	(117.6%)
Earnings per share:
Basic	$0.12	$(0.64)	$0.76	(118.4%)
Diluted	$0.12	$(0.64)	$0.76	(118.4%)

Interest and Dividend Income. Interest and dividend income increased $11.9 million, or 54.9%, to $33.5 million for the three months ended September 30, 2023 from $21.6 million for the three months ended September 30, 2022. Interest income on loans receivable, which is the Company’s primary source of income, increased $8.2 million, or 48.2%, to $25.3 million for the three months ended September 30, 2023 from $17.1 million for the three months ended September 30, 2022. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $3.7 million, or 79.9%, to $8.2 million for the three months ended September 30, 2023 from $4.6 million for the three months ended September 30, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,610	$5,023	$2,587	51.5%
Multifamily residential	6,883	4,472	2,411	53.9%
Nonresidential properties	4,020	3,142	878	27.9%
Construction and land	6,133	3,011	3,122	103.7%
Business loans	321	539	(218)	(40.4%)
Consumer loans	309	871	(562)	(64.5%)
Total interest income on loans receivable	$25,276	$17,058	$8,218	48.2%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$1,968	$346	$1,622	468.8%
Interest on securities	5,821	4,154	1,667	40.1%
Dividend on FHLBNY stock	441	76	365	480.3%
Total interest and dividend income	$8,230	$4,576	$3,654	79.9%

Interest Expense. Interest expense increased $12.9 million, or 321.7%, to $17.0 million for the three months ended September 30, 2023 from $4.0 million for the three months ended September 30, 2022, primarily due to an increase average cost of funds.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$4,362	$855	$3,507	410.2%
Money market	$5,600	$1,305	4,295	329.1%
Savings	$29	$55	(26)	(47.3%)
NOW/IOLA	$8	$13	(5)	(38.5%)
Advance payments by borrowers	$2	$2	—	0.0%
Borrowings	$6,963	$1,793	5,170	288.3%
Total interest expense	$16,964	$4,023	$12,941	321.7%

Net Interest Income. Net interest income decreased $1.1 million, or 6.1%, to $16.5 million for the three months ended September 30, 2023 from $17.6 million for the three months ended September 30, 2022. The $1.1 million decrease in net interest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to an increase of $12.9 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities, offset by an increase of $11.9 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks.

Net interest rate spread decreased by 150 basis point to 1.58% for the three months ended September 30, 2023 from 3.08% for the three months ended September 30, 2022. The decrease in the net interest rate spread for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 231 basis points to 3.64% for the three months ended September 30, 2023 from 1.33% for the three months ended September 30, 2022 and an increase in the average yields on interest-earning assets of 81 basis points to 5.22% for the three months ended September 30, 2023 from 4.41% for the three months ended September 30, 2022.

Net interest margin decreased 101 basis points for the three months ended September 30, 2023, to 2.58% from 3.59% for three months ended September 30, 2022, reflecting an increase in our securities portfolio and our organic loan growth.

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

Non-Interest Income. Non-interest income increased $4.1 million, or 256.8%, to $5.6 million for the three months ended September 30, 2023 from $1.6 million for the three months ended September 30, 2022. The increase in non-interest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to a grant of $3.7 million received in the third quarter of 2023 from the Treasury as part of the CDFI Equitable Recovery Program and a $0.5 million in assignment fee that was recognized in the third quarter of 2023.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$516	$464	$52	11.2%
Brokerage commissions	17	288	(271)	(94.1%)
Late and prepayment charges	899	109	790	724.8%
Income on sale of mortgage loans	173	116	57	49.1%
Loan origination	—	522	(522)	(100.0%)
Grant income	3,718	—	3,718	—%
Loss on sale of premises and equipment	—	(436)	436	(100.0%)
Other	304	514	(210)	(40.9%)
Total non-interest income	$5,627	$1,577	$4,050	256.8%

Non-Interest Expense. Non-interest expense decreased $8.1 million, or 31.9%, to $17.3 million for the three months ended September 30, 2023 from $25.4 million for the three months ended September 30, 2022. The $8.1 million decrease in non-interest expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 was mainly attributable to $8.9 million of Grain consumer microloans write-offs during the third quarter of 2022 and a decrease of $0.3 million in direct loan expense, partially offset by increases of $0.6 million in data processing expenses and $0.4 million in professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,566	$7,377	$189	2.6%
Occupancy and equipment	3,588	3,611	(23)	(0.6%)
Data processing expenses	1,582	994	588	59.2%
Direct loan expenses	369	654	(285)	(43.6%)
Provision for contingencies	391	519	(128)	(24.7%)
Insurance and surety bond premiums	255	297	(42)	(14.1%)
Office supplies, telephone and postage	301	369	(68)	(18.4%)
Professional fees	1,693	1,251	442	35.3%
Grain recoveries and write-off	(69)	8,881	(8,950)	(100.8%)
Marketing and promotional expenses	248	214	34	15.9%
Directors fees and regulatory assessment	169	188	(19)	(10.1%)
Other operating expenses	1,223	1,061	162	15.3%
Total non-interest expense	$17,316	$25,416	$(8,100)	(31.9%)

Income Tax (Benefit) Provision. The Company had a provision for income taxes of $1.7 million for the three months ended September 30, 2023 compared to a benefit for income taxes of $0.8 million for three months ended September 30, 2022.

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

	For the Three Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,777,585	25,276	5.64%	$1,379,029	$17,058	4.91%
Securities (3)	599,573	5,821	3.85%	492,337	4,153	3.35%
Other (4) (5)	169,570	2,409	5.64%	74,055	423	2.27%
Total interest-earning assets	2,546,728	33,506	5.22%	1,945,421	21,634	4.41%
Non-interest-earning assets (5)	111,771			108,329
Total assets	$2,658,499			$2,053,750
Interest-bearing liabilities:
NOW/IOLA	$22,876	$8	0.14%	$29,939	$13	0.17%
Money market (6)	485,042	5,601	4.58%	381,606	1,303	1.35%
Savings	118,095	29	0.10%	141,200	57	0.16%
Certificates of deposit (6)	527,302	4,362	3.28%	382,163	855	0.89%
Total deposits	1,153,315	10,000	3.44%	934,908	2,228	0.95%
Advance payments by borrowers	14,537	1	0.03%	10,918	2	0.07%
Borrowings	678,676	6,963	4.07%	250,112	1,793	2.84%
Total interest-bearing liabilities	1,846,528	16,964	3.64%	1,195,938	4,023	1.33%
Non-interest-bearing liabilities:
Non-interest-bearing demand	278,358	—		321,556	—
Other non-interest-bearing liabilities	46,643	—		16,377	—
Total non-interest-bearing liabilities	325,001	—		337,933	—
Total liabilities	2,171,529	16,964		1,533,871	4,023
Total equity	486,970			519,879
Total liabilities and total equity	$2,658,499		3.64%	$2,053,750		1.33%
Net interest income		$16,542			$17,611
Net interest rate spread (7)			1.58%			3.08%
Net interest-earning assets (8)	$700,200			$749,483
Net interest margin (9)			2.58%			3.59%
Average interest-earning assets to interest-bearing liabilities			137.92%			162.67%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account, FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Includes reclassification of $28.3 million average outstanding balances and $0.2 million of interest expenses from money market to certificates of deposit for the three months ended September 30, 2022.
(7)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(8)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(9)
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

	For the Three Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,930	$3,288	$8,218
Securities (2)	905	763	1,668
Other	546	1,440	1,986
Total interest-earning assets	6,381	5,491	11,872
Interest-bearing liabilities:
NOW/IOLA	(3)	(2)	(5)
Money market	353	3,945	4,298
Savings	(9)	(19)	(28)
Certificates of deposit	325	3,182	3,507
Total deposits	666	7,106	7,772
Borrowings	3,072	2,098	5,170
Total interest-bearing liabilities	3,738	9,204	12,942
Change in net interest income	$2,643	$(3,713)	$(1,070)

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The discussion of the Company’s results of operations for the nine months ended September 30, 2023 and 2022 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income for the nine months ended September 30, 2023 was $2.8 million compared to net loss of ($20.8) million for the nine months ended September 30, 2022. Earnings per basic and diluted share was $0.12 for the nine months ended September 30, 2023 compared to loss per basic and diluted share of ($0.92) for nine months ended September 30, 2022. The $23.6 million increase of net income for the nine months ended September 30, 2023 was due to decreases of $19.3 million in non-interest expenses and $10.1 million in provision for loan losses and an increase of $3.0 million in non-interest income, partially offset by an increase of a $6.3 million in provision for income taxes and a decrease of $2.4 million in net interest income.

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$90,917	$57,819	$33,098	57.2%
Interest expense	42,848	7,382	35,466	480.4%
Net interest income	48,069	50,437	(2,368)	(4.7%)
Provision for credit losses	1,348	11,405	(10,057)	(88.2%)
Net interest income after provision for loan losses	46,721	39,032	7,689	19.7%
Non-interest income	8,938	5,982	2,956	49.4%
Non-interest expense	50,766	70,057	(19,291)	(27.5%)
Income (loss) before income taxes	4,893	(25,043)	29,936	(119.5%)
Provision (benefit) for income taxes	2,059	(4,256)	6,315	(148.4%)
Net income (loss)	$2,834	$(20,787)	$23,621	(113.6%)
Earnings (loss) per share:
Basic	$0.12	$(0.92)	$1.04	(112.3%)
Diluted	$0.12	$(0.92)	$1.04	(112.3%)

Interest and Dividend Income. Interest and dividend income increased $33.1 million, or 57.2%, to $90.9 million for the nine months ended September 30, 2023 from $57.8 million for the nine months ended September 30, 2022. Interest income on loans receivable, which is the Company’s primary source of income, increased $16.7 million, or 32.5%, to $68.0 million for the nine months ended September 30, 2023 from $51.3 million for the nine months ended September 30, 2022. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $16.4 million, or 252.5%, to $22.9 million for the nine months ended September 30, 2023 from $6.5 million for the nine months ended September 30, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$21,257	$15,173	$6,084	40.1%
Multifamily residential	19,705	12,445	7,260	58.3%
Nonresidential properties	11,476	9,089	2,387	26.3%
Construction and land	13,091	7,428	5,663	76.2%
Business loans	1,259	4,250	(2,991)	(70.4%)
Consumer loans	1,203	2,930	(1,727)	(58.9%)
Total interest income on loans receivable	$67,991	$51,315	$16,676	32.5%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$3,982	$514	$3,468	674.7%
Interest on securities	17,627	5,779	11,848	205.0%
Dividend on FHLBNY stock	1,317	211	1,106	524.2%
Total interest and dividend income	$22,926	$6,504	$16,422	252.5%

Interest Expense. Interest expense increased $35.5 million, or 480.4%, to $42.8 million for the nine months ended September 30, 2023 from $7.4 million for the nine months ended September 30, 2022, primarily due to an increase in the average cost of funds.

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$11,468	$2,361	$9,107	385.7%
Money market	12,745	1,987	10,758	541.4%
Savings	88	120	(32)	(26.7%)
NOW/IOLA	25	43	(18)	(41.9%)
Advance payments by borrowers	6	4	2	50.0%
Borrowings	18,516	2,867	15,649	545.8%
Total interest expense	$42,848	$7,382	$35,466	480.4%

Net Interest Income. Net interest income decreased $2.4 million, or 4.7%, to $48.1 million for the nine months ended September 30, 2023 from $50.4 million for the nine months ended September 30, 2022. The $2.4 million decrease in net interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to an increase of $35.5 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities, offset by an increase of $33.1 million in interest and dividend income primarily due to increases in average loans receivable, interest and dividend income on securities and FHLBNY stock and deposits due from banks.

Net interest rate spread decreased by 196 basis point to 1.66% for the nine months ended September 30, 2023 from 3.62% for the nine months ended September 30, 2022. The decrease in the net interest rate spread for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 244 basis points to 3.36% for the nine months ended September 30, 2023 from 0.92% for the nine months ended September 30, 2022 and an increase in the average yields on interest-earning assets of 48 basis points to 5.02% for the nine months ended September 30, 2023 from 4.54% for the nine months ended September 30, 2022.

Net interest margin decreased 131 basis points for the nine months ended September 30, 2023, to 2.65% from 3.96% for nine months ended September 30, 2022, reflecting an increase in cost of funds.

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

Non-Interest Income. Non-interest income increased $3.0 million, or 49.4%, to $8.9 million for the nine months ended September 30, 2023 from $6.0 million for the nine months ended September 30, 2022. The increase in non-interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to a grant of $3.7 million received in the third quarter of 2023 from the Treasury and an increase of $1.6 million in late and prepayment charges, partially offset by a decrease of $1.8 million in loan origination.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,488	$1,349	$139	10.3%
Brokerage commissions	67	840	$(773)	(92.0%)
Late and prepayment charges	2,000	360	1,640	455.6%
Income on sale of mortgage loans	354	734	(380)	(51.8%)
Loan origination	—	1,843	(1,843)	(100.0%)
Grant income	3,718	—	3,718	—%
Loss on sale of premises and equipment	—	(436)	436	(100.0%)
Other	1,311	1,292	19	1.5%
Total non-interest income	$8,938	$5,982	$2,956	49.4%

Non-Interest Expense. Non-interest expense decreased $19.3 million, or 27.54%, to $50.8 million for the nine months ended September 30, 2023 from $70.1 million for the nine months ended September 30, 2022. The $19.3 million decrease in non-interest expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 was attributable to $18.5 million of Grain consumer microloan write-offs during the corresponding period last year compared with $1.3 million of Grain consumer microloan recoveries recognized during the current period. The decrease in non-interest expense was also impacted by a $5.0 million contribution to the Ponce De Leon Foundation during the corresponding period last year, partially offset by increases of $1.3 million in provision for contingencies, $1.3 million in data processing expenses, $1.0 million in compensation and benefits and $0.7 million in professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$22,437	$21,413	$1,024	4.8%
Occupancy and equipment	10,882	10,040	842	8.4%
Data processing expenses	3,982	2,665	1,317	49.4%
Direct loan expense	1,126	2,033	(907)	(44.6%)
Provision for contingencies	1,893	566	1,327	234.5%
Insurance and surety bond premiums	768	600	168	28.0%
Office supplies, telephone and postage	1,189	1,180	9	0.8%
Professional fees	5,052	4,333	719	16.6%
Contribution to the Ponce De Leon Foundation	—	4,995	(4,995)	(100.0%)
Grain (recoveries) write-off	(1,329)	18,455	(19,784)	(107.2%)
Marketing and promotional expenses	679	337	342	101.5%
Directors' fees and regulatory assessment	484	509	(25)	(4.9%)
Other operating expenses	3,603	2,931	672	22.9%
Total non-interest expense	$50,766	$70,057	$(19,291)	(27.5%)

Income Tax (Benefit) Provision. The Company had a provision for income taxes of $2.1 million for the nine months ended September 30, 2023 compared to a benefit for income taxes of $4.3 million for nine months ended September 30, 2022.

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

	For the Nine Months Ended September 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,678,369	67,991	5.42%	$1,341,151	$51,315	5.12%
Securities (3)	614,987	17,627	3.83%	263,421	5,778	2.93%
Other (4) (5)	127,961	5,299	5.54%	96,623	726	1.00%
Total interest-earning assets	2,421,317	90,917	5.02%	1,701,195	57,819	4.54%
Non-interest-earning assets (5)	118,609			136,650
Total assets	$2,539,926			$1,837,845
Interest-bearing liabilities:
NOW/IOLA	$22,828	$25	0.15%	$31,769	$43	0.18%
Money market (6)	403,171	12,745	4.23%	344,361	1,986	0.77%
Savings	123,218	88	0.10%	137,808	120	0.12%
Certificates of deposit (6)	522,740	11,468	2.93%	398,661	2,361	0.79%
Total deposits	1,071,957	24,326	3.03%	912,599	4,510	0.66%
Advance payments by borrowers	14,814	6	0.05%	11,033	5	0.06%
Borrowings	617,912	18,516	4.01%	152,084	2,867	2.52%
Total interest-bearing liabilities	1,704,683	42,848	3.36%	1,075,716	7,382	0.92%
Non-interest-bearing liabilities:
Non-interest-bearing demand	298,148	—		350,871	—
Other non-interest-bearing liabilities	43,864	—		43,606	—
Total non-interest-bearing liabilities	342,012	—		394,477	—
Total liabilities	2,046,695	42,848		1,470,193	7,382
Total equity	493,231			367,652
Total liabilities and total equity	$2,539,926		3.36%	$1,837,845		0.92%
Net interest income		$48,069			$50,437
Net interest rate spread (7)			1.66%			3.62%
Net interest-earning assets (8)	$716,634			$625,479
Net interest margin (9)			2.65%			3.96%
Average interest-earning assets to interest-bearing liabilities			142.04%			158.15%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Includes reclassification of $12.2 million average outstanding balances and $0.2 million of interest expenses from money market to certificates of deposit for the nine months ended September 30, 2022.
(7)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(8)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(9)
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

	For the Nine Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$12,903	$3,773	$16,676
Securities (2)	7,711	4,138	11,849
Other	235	4,338	4,573
Total interest-earning assets	20,849	12,249	33,098
Interest-bearing liabilities:
NOW/IOLA	(11)	(6)	(17)
Money market	340	10,420	10,760
Savings	(13)	(19)	(32)
Certificates of deposit	735	8,372	9,107
Total deposits	1,051	18,767	19,818
Borrowings	8,782	6,867	15,649
Total interest-bearing liabilities	9,833	25,634	35,467
Change in net interest income	$11,016	$(13,385)	$(2,369)

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

In order to better manage its interest rate risk, on October 12, 2023 the Bank entered into two interest rate swap transactions with Goldman Sachs Bank USA. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the SOFR rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate.

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2023, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$52,670	(20.48%)
+300	56,037	(15.39%)
+200	59,438	(10.26%)
+100	62,864	(5.09%)
Level	66,232	— %
-100	69,788	5.37%
-200	72,469	9.42%
-300	74,630	12.68%
-400	76,354	15.28%

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

At September 30, 2023, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2023, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$410,522	$(84,260)	(17.03%)	17.25%	(1,703)
+300	434,261	(60,521)	(12.23%)	17.88%	(1,223)
+200	458,948	(35,834)	(7.24%)	18.52%	(724)
+100	484,525	(10,257)	(2.07%)	19.16%	(207)
Level	494,782	—	—%	19.28%	—
-100	532,818	38,036	7.69%	20.24%	769
-200	554,253	59,471	12.02%	20.64%	1,202
-300	572,245	77,463	15.66%	20.90%	1,566
-400	605,075	110,293	22.29%	21.55%	2,229

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

At September 30, 2023, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2023, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2023, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$90,966	$90,966	$90,966	$90,966	$90,966	$—	$90,966	$26,046	$117,012
Securities (1)	42,634	65,368	111,196	209,635	372,175	242,723	614,898	(27,080)	587,818
Placements with banks	996	996	996	996	996	—	996	—	996
Net loans (includes LHFS)	144,430	238,356	407,607	806,086	1,699,918	112,047	1,811,965	(10,255)	1,801,710
FHLBNY stock	—	—	—	—	—	—	—	18,870	18,870
Other assets	—	—	—	—	—	—	—	97,457	97,457
Total	$279,026	$395,686	$610,765	$1,107,683	$2,164,055	$354,770	$2,518,825	$105,038	$2,623,863
Liabilities:
Non-maturity deposits	$38,196	$76,392	$152,784	$305,567	$570,945	$69,266	640,211	$219,210	$859,421
Certificates of deposit	203,757	303,167	388,752	447,546	541,711	—	541,711	—	541,711
Borrowings	—	204,000	304,000	354,000	625,100	50,000	675,100	—	675,100
Other liabilities	—	—	—	—	—	—	—	62,573	62,573
Total liabilities	241,953	583,559	845,536	1,107,113	1,737,756	119,266	1,857,022	281,783	2,138,805
Capital	—	—	—	—	—	—	—	485,058	485,058
Total liabilities and capital	$241,953	$583,559	$845,536	$1,107,113	$1,737,756	$119,266	$1,857,022	$766,841	$2,623,863
Asset/liability gap	$37,073	$(187,873)	$(234,771)	$570	$426,299	$235,504	$661,803
Gap/assets ratio	115.32%	67.81%	72.23%	100.05%	124.53%	297.46%	135.64%

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

	December 31, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,286	$20,286	$20,286	$20,286	$20,286	$—	$20,286	$34,074	$54,360
Securities (1)	21,817	56,680	87,373	185,290	442,280	224,760	667,040	(26,715)	640,325
Placement with banks	1,494	1,494	1,494	1,494	1,494	—	1,494	—	1,494
Net loans (includes LHFS)	146,397	239,265	372,573	560,220	1,400,720	111,402	1,512,122	(17,016)	1,495,106
FHLBNY stock	24,665	24,665	24,665	24,665	24,665	—	24,665	(4)	24,661
Other assets	—	—	—	—	—	—	—	96,043	96,043
Total	$214,659	$342,390	$506,391	$791,955	$1,889,445	$336,162	$2,225,607	$86,382	$2,311,989
Liabilities:
Non-maturity deposits	$31,380	$62,760	$43,848	$169,369	$476,959	$73,985	$550,944	$243,178	$794,122
Certificates of deposit	59,736	103,461	278,011	327,468	458,290	—	458,290	—	458,290
Borrowings	159,600	177,375	184,375	234,375	467,375	50,000	517,375	—	517,375
Other liabilities	—	—	—	—	—	—	—	49,502	49,502
Total liabilities	250,716	343,596	506,234	731,212	1,402,624	123,985	1,526,609	292,680	1,819,289
Capital	—	—	—	—	—	—	—	492,700	492,700
Total liabilities and capital	$250,716	$343,596	$506,234	$731,212	$1,402,624	$123,985	$1,526,609	$785,380	$2,311,989
Asset/liability gap	$(36,057)	$(1,206)	$157	$60,743	$486,821	$212,177	$698,998
Gap/assets ratio	85.62%	99.65%	100.03%	108.31%	134.71%	271.13%	145.79%

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

Liquidity and Capital Resources

Liquidity describes the ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers and to fund current and future planned expenditures. The primary sources of funds are deposits, principal and interest payments on loans and available-for-sale securities and proceeds from the sale of loans. The Bank also has access to borrow from the FHLBNY and the FRBNY. At September 30, 2023 and December 31, 2022, the Bank had $675.1 million and $517.4 million, respectively, of term and overnight outstanding advances from the FHLBNY and the FRBNY, and also had a guarantee from the FHLBNY through letters of credit of up to $1.0 million as of September 30, 2023 and $21.5 million as of December 31, 2022. At September 30, 2023 and December 31, 2022, there was eligible collateral of approximately $853.6 million and $478.8 million, respectively, in mortgage loans available to secure advances from the FHLBNY. The Bank also has two unsecured lines of credit of $75.0 million and $90.0 million, respectively, with two correspondent banks, of which there was none outstanding at September 30, 2023 and December 31, 2022. The Bank did not have any outstanding securities sold under repurchase agreements with brokers as of September 30, 2023 and December 31, 2022.

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

Net cash (used in) provided by operating activities was ($25.4) million and $14.2 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($207.3) million and ($641.1) million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $295.4 million and $535.5 million for the nine months ended September 30, 2023 and 2022, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At September 30, 2023 and December 31, 2022, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2023 and December 31, 2022. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2023 and December 31, 2022, the Company had outstanding commitments to originate loans and extend credit of $507.3 million and $281.3 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2023 totaled $203.7 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Company adopted a share repurchase program effective May 16, 2023 which was completed in August 2023. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares. During the nine months ended September 30, 2023, the Company repurchased a total of 1,235,000 shares of the Company's common stock. As of September 30, 2023 and December 31, 2022, 1,233,111 shares and 1,976 shares, respectively, were held as treasury stock as a result of share buy-back and restricted stock units vested during 2023 and restricted stock units vested during 2022, respectively.

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

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $22.4 million for the nine months ended September 30, 2023. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.4 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $9.5 million for the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the nine months ended September 30, 2023, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2023, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table set forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	546,553	$9.30	1,162,501	72,499
August 1, 2023 - August 31, 2023	72,499	$9.61	1,235,000	—
September 1, 2023 - September 30, 2023	—	$—	—	—
Total	619,052	$9.33

The Company repurchased 619,052 shares of its common stock at an aggregate cost of $5.8 million during the three months ended September 30, 2023.

The Company adopted a share repurchase program effective May 16, 2023 which was completed in August 2023. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares.

As of September 30, 2023, the Company had repurchased a total of 1,235,000 shares under the repurchase programs at a weighted average price of $8.91 per share, which were included in the 1,233,111 shares reported as treasury stock. There were $3,865 shares issued from the treasury stock in the third quarter of 2023 in relation to vesting of restricted stock units. Also included in the 1,233,111 shares held as treasury stock are 1,976 shares related to restricted stock units vested during 2022.

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

Ponce Financial Group, Inc. (Registrant)

Date: November 9, 2023	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer