Form 10-K
period 2023-12-31
Ponce Financial Group, Inc.
filed 2024-03-19
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023 was $184,414,539.

As of March 18, 2024, the registrant had 23,790,497 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 13, 2024, are incorporated into Part III hereof.

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
•
adverse changes related to the businesses of our partners;
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

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, corporate securities, mortgage-backed securities and Federal Home Loan Bank of New York (the “FHLBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

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

Our current business strategy consists of the following:

•
Execute balance sheet reallocation strategy. Focus on reducing cost of funds and increase net interest margin. Apply for the Banking Development District program to obtain subsidized public deposits, re-train sales personnel to cross sell deposit products, increase amount of mission driven deposits and develop loan participation capabilities.
•
Invest in technology. Invest in technology and innovation to maximize efficiencies and effectiveness, expand distribution channels and enhance customer experience by developing systematic workflow improvement processes to maximize efficiency and effectiveness across operations and launching Digital banking.
•
Build bank profitability year over year. Optimize income statement through sound financial management by reevaluating operating expenses, ensuring CDFI grant initiatives are prioritized and evaluating the 1-4 retail mortgage operation. Participate in the U.S. Department of the treasury mentor-protégé program.
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

Employees and Human Capital Resources

As of December 31, 2023, the Company had 237 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries and other compensation in its market area.

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

The Bank has historically been funded through local community deposits. The Bank continues to rely primarily on community deposits from its market areas to fund investments and loans. However, the mix of community deposits now includes demand and money market funds of consumer, commercial and not-for-profit entities, with a decreasing reliance on time deposits. Additionally, the Bank has been using alternative funding sources such as brokered deposits, FHLBNY and Federal Reserve Bank of New York ("FRBNY") advances to support loan growth.

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

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.63% (as of June 30, 2023) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

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

In 2020, the Bank had entered into a partnership with Grain. Through Grain, the Bank provides a consumer line of credit using a mobile application geared nationally to the underbanked and new generations entering the financial services market that uses non-traditional underwriting methodologies. In establishing these lines of credit, the Company reserved the right to modify borrowers’ credit limits at its sole discretion. As discussed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Factors Affecting the Comparability of Results, Write-off and Write-Down of this Annual Report on Form 10-K, the Company has taken a write-off and write-down relative to these loans due to cyber-fraud experienced by Grain. These Grain loans are reflected in the consumer loan portfolio and are now serviced by the Bank. On November 1, 2023, Ponce Financial Group, Inc. and Grain signed a Perpetual Software License Agreement in order for the Bank to assume the servicing of the remaining Grain loans. In order to facilitate the transfer of the servicing responsibilities to the Bank, Grain granted the Bank a perpetual right and license to use the Grain software, including the source code to service the remaining loans.

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

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2023 and 2022 were $520.3 million and $205.6 million, respectively.

	At December 31,
	2023		2022		2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$343,689	17.89%	$343,968	22.54%	$317,304	24.01%	$319,596	27.27%	$305,272	31.60%
Owner-occupied	152,311	7.93%	134,878	8.84%	96,947	7.33%	98,795	8.43%	91,943	9.52%
Multifamily residential	550,559	28.65%	494,667	32.42%	348,300	26.34%	307,411	26.23%	250,239	25.90%
Nonresidential properties	342,343	17.81%	308,043	20.19%	239,691	18.13%	218,929	18.68%	207,225	21.45%
Construction and land	503,925	26.22%	185,018	12.13%	134,651	10.19%	105,858	9.03%	99,309	10.28%
Total mortgage loans	1,892,827	98.50%	1,466,574	96.12%	1,136,893	86.00%	1,050,589	89.64%	953,988	98.75%
Nonmortgage loans:
Business loans (1)	19,779	1.03%	39,965	2.62%	150,512	11.38%	94,947	8.10%	10,877	1.13%
Consumer loans (2)	8,966	0.47%	19,129	1.26%	34,693	2.62%	26,517	2.26%	1,231	0.12%
Total nonmortgage loans	28,745	1.50%	59,094	3.88%	185,205	14.00%	121,464	10.36%	12,108	1.25%
Total loans, gross	1,921,572	100.00%	1,525,668	100.00%	1,322,098	100.00%	1,172,053	100.00%	966,096	100.00%

Net deferred loan origination costs	468		2,051		(668)		1,457		1,970
Allowance for loan losses	(26,154)		(34,592)		(16,352)		(14,870)		(12,329)

Loans receivable, net	$1,895,886		$1,493,127		$1,305,078		$1,158,640		$955,737

(1)
As of December 31, 2023, 2022, 2021, 2020 and 2019, business loans include $1.0 million, $20.0 million, $136.8 million, $85.3 million and $0.0 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of December 31, 2023, 2022, 2021, 2020 and 2019, consumer loans include $8.0 million, $18.2 million, $33.9 million, $25.5 million and $0.0 million, respectively, of microloans that had originated by Grain. As of November 2023, these loans are now serviced by the Bank.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2023, excluding mortgage loans held for sale.

At December 31, 2023
Loan Type	# of Loans	Principal Balance	% of Portfolio
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-owned	554	$343,689	17.89%
Owner-occupied	319	152,311	7.93%
Multifamily residential	370	550,559	28.65%
Nonresidential properties	214	342,343	17.81%
Construction and land
Construction 1-4 Investor	1	1,917	0.10%
Construction Multifamily	57	465,512	24.22%
Construction Nonresidential	8	29,616	1.54%
Land loan	2	6,880	0.36%
Nonmortgage loans:
Business loans
C&I lines of credit	67	12,004	0.63%
C&I loans (term)	12	6,805	0.35%
PPP loans	7	970	0.05%
Consumer loans
Unsecured (1)	14,755	7,996	0.42%
Passbook	54	970	0.05%
Grand Total	16,420	$1,921,572	100.00%
(1)
Includes 14,727 microloans totaling $8.0 million which were originated by Grain. As of November 2023, these loans are now serviced by the Bank.

One-to-four Family Investor-Owned Loans. At December 31, 2023, one-to-four family investor-owned loans were $343.7 million, or 17.9% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represents the Bank’s third largest lending concentration. The majority of the portfolio, $303.7 million, or 88.4%, are two-to-four family properties (459 accounts), while the remaining $39.9 million, or 11.6%, are primarily single family, non-owner-occupied investment properties (95 accounts). The three largest loans outstanding in this category had outstanding balances of $5.3 million, $3.4 million and $2.9 million. In this category, loans totaling $120.5 million, or 35.1%, are secured by properties located in Queens County, $85.2 million, or 24.8%, in Kings County, $25.5 million, or 7.4%, in Nassau County, $25.4 million, or 7.4%, in Essex County, $20.4 million, or 5.9%, in New York County, $18.3 million, or 5.3%, in Bronx County, $10.3 million, or 3.0%, in Hudson County, $9.5 million, or 2.8% in Bergen County, and $6.0 million, or 1.7% in Suffolk County. The rest of this category, 6.6%, is spread out in other counties and no other concentration exceeded $2.8 million, or 0.8%.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $152.3 million, or 7.9% of the Bank’s total loan portfolio at December 31, 2023. The three largest loans outstanding in this category had outstanding balances of $2.6 million, $2.2 million and $2.0 million. There are 26 loans with an outstanding balance in excess of $1.0 million, totaling $36.8 million, or approximately 23.5% of this category. At December 31, 2023, approximately $51.9 million, or 34.1%, of this category was secured by properties located in Queens County, $39.1 million, or 25.6%, in Kings County, $13.2 million, or 8.7%, in Bronx County, $12.3 million, or 8.1%, in New York County, $11.0 million, or 7.3%, in Nassau County, $7.7 million, or 5.1%, in Essex County, $7.0 million, or 4.6%, in Richmond County, $3.8 million, or 2.5%, in Bergen County, and $3.2 million, or 2.1%, in Suffolk County. The rest of this category, less than 2.0%, is spread out in other counties and no other concentration exceeded $1.5 million, or 0.9%.

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

The Bank generally limits one-to-four family loans to a maximum loan-to-value ("LTV") ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. As a portfolio lender, the Bank presently does offer a fixed-rate product. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one or five-year FHLBNY rate. The maximum amount by which the interest rate may increase generally is limited to 2% for the first two adjustments and 5% for the life of the loan.

Additionally, the Bank offers 1-4 loan family residential loans that are saleable in the secondary market, such as Freddie Mac, Fannie Mae and investors. The programs give the Bank the option to offer Federal Housing Administration ("FHA"), conventional, and non-qualified loans to its consumers. These programs are underwritten specifically to the Government agencies guidelines and the designated investors requirements. These loan products may allow up to 97% LTV ( with mortgage insurance) and Debt ratios as high as 50%, based on credit and other factors, as well as Freddie Mac and Fannie Mae Automated underwriting system risk assessment. The terms offered are generally 10,15,20,25, and 30 years fixed rate.

Multifamily Loans. Multifamily loans totaled $550.6 million, or 28.7% of the Bank’s total loan portfolio at December 31, 2023. Loans secured by multifamily properties represent the Bank’s largest real estate lending category. The three largest loans were $20.7 million, $18.3 million and $17.3 million. Of the total of $550.6 million in multifamily loans, 154 loans have balances in excess of $1.0 million and account for $442.1 million, or approximately 80.5%, of this lending concentration. In terms of geographical concentrations, $205.0 million, or 37.2%, are secured by properties located in Queens County, $148.9 million, or 27.1%, in Kings County, $61.3 million, or 11.1%, in Nassau County, $53.1 million, or 9.6%, in Bronx County, $33.1 million, or 6.0%, in New York County, $21.9 million, or 4.0%, in Essex County, $8.4 million, or 1.5%, in Bergen County, $4.7 million, or 0.9%, in Suffolk County, $3.9 million, or 0.7%, in Hudson County, and $3.8 million, or 0.7%, in Fairfield County. All other concentrations by county, which account for 1.2% of this category, have balances of $1.7 million or less.

Nonresidential Loans. Nonresidential loans totaled $342.3 million, or 17.8% of the Bank’s total loan portfolio at December 31, 2023. Loans secured by nonresidential properties that represent the Bank’s fourth largest concentration. The three largest loans were $24.2 million, $12.6 million and $10.5 million. Of the total of $342.3 million in nonresidential loans, 83 loans have balances in excess of $1.0 million and account for $279.7 million, or approximately 81.7%, of this lending concentration. In terms of geographical concentrations, $83.6 million, or 24.4%, are secured by properties located in Queens County, $55.8 million, or 16.3%, in Kings County, $55.4 million, or 16.2%, in Bronx County, $30.0 million, or 8.8%, in New York County, $24.2 million, or 7.1%, in Dallas County, $22.3 million, or 6.5%, in Nassau County, $16.3 million, or 4.8%, in Essex County, $10.5 million, or 3.1%, in Passaic County, $10.2 million, or 3.0%, in Bergen County, $9.4 million, or 2.8%, in Suffolk County, $6.8 million, or 2.0%, in Cobb County, $5.1 million, or 1.4%, in Richmond County, and $2.5 million, or 0.6%, in Hudson County. All other concentrations by county, which account for 3.0% of this category, have balances of $2.4 million or less.

In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $117.0 million, or 34.2% of the portfolio, industrial and warehouse at $78.6 million, or 23.0%, offices at $43.3 million, or 12.7%, hotels and motels at $36.3 million, or 10.6%, service, doctor, dentist, daycare and schools at $22.6 million, or 6.6%, land at $15.9 million, or 4.7%, churches at $8.9 million, or 2.6%, medical, nursing home and hospital at $7.7 million, or 2.2%, restaurants at $7.6 million, or 2.2%, and the rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

The Bank considers a number of factors when originating multifamily and nonresidential mortgages. Loans secured by multifamily and nonresidential real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential real estate loans. The primary concern in this type of lending is the borrower’s creditworthiness and the viability and cash flow potential of the property. Payments on loans secured by income-producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be more subject to adverse conditions in the real estate market or the economy as compared to residential real estate loans. To address the risks involved, the Bank evaluates the qualifications and financial resources of the underlying principal(s) of the borrower, including credit history, profitability and expertise, as well as the value of cash flows and condition of the property securing the loan. When evaluating the qualifications of the borrower, the Bank considers the financial resources of the borrower, the experience of the underlying principal(s) of the borrower in owning or managing similar properties and the borrower’s payment history with the Bank and other financial institutions. In evaluating the property securing the loan, the factors considered include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value or purchase price of the mortgaged property (whichever is lower), and the debt service coverage ratio. All multifamily and nonresidential loans are supported by appraisals that conform to the Bank’s appraisal policy. The Bank generally limits the maximum LTVs on these loans to 75%, based on the lower of the purchase price or appraised value of the subject property (70% on the refinance of nonresidential properties such as retail spaces, office buildings, and warehouses) and a DSCR of 1.20%. The maximum loan term ranges between 5 to 15 years. As is the Bank’s general policy, the Bank offers only adjustable rates on its multifamily and nonresidential mortgages ─ with adjustments based on a spread currently ranging between 2.50% to 3.00% over the five-year FHLBNY rate.

Construction and Land Loans. Construction and land loans totaled $503.9 million, or 26.2%, of the Bank’s total loan portfolio at December 31, 2023, (68 projects), with $448.1 million consisting of multifamily residential (57 projects). Loans secured by construction properties represent the Bank's second largest concentration. In terms of geographical concentrations, $180.3 million, or 35.8%, are secured by properties located in Queens County, $168.0 million, or 33.3%, in Kings County, $53.5 million, or 10.6%, in Nassau County, $28.8 million, or 5.7%, in New York County, $28.4 million, or 5.6%, in Bronx County, $18.3 million, or 3.6%, in Hudson County, $13.4 million, or 2.7%, in Richmond County, $8.0 million, or 1.6%, in Essex County, and $5.2 million, or 1.0%, in Bergen County. At December 31, 2023, loans in process related to construction loans totaled $520.3 million.

The Bank’s typical construction loan has a term of up to 36 months and contains:

•
an approximate 50% of the loan value down payment by the borrower;
•
a minimum of 5% contingency;
•
a minimum of 5% retainage;
•
a loan-to-cost ratio of 70% or less;
•
a loan-to-value ratio of 65% or less;
•
an interest reserve;
•
guarantees of all owners / partners / shareholders of a closely held organization owning 20% or more of company stock or entity ownership;
•
a conditional option to convert to a permanent mortgage loan upon completion of the project, at which time the interest rate is generally adjusted based on the five-year FHLBNY rates plus 300 basis points for loans without cash out to the borrower; and
•
debt service coverage using projected rental net income must be at least 1.2x the estimated debt service when operating at stabilized levels.

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

Most construction loans are made to borrowers that qualify for real estate tax abatements due to a percentage of the units being rent stabilized, generally 30% or less. The effects of rent stabilization may increase the risks related to such loans. See Item 1A.Risk

Factors - The performance of our multi-family real estate loans could be adversely impacted by law or regulation relating to rent control and rent stabilization. Additional risks of our construction loans are also discussed under See Item 1A.Risk Factors – “We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.”; “The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.”; and “Our emphasis on construction lending involves risks that could adversely affect our financial condition and results of operations.”

C&I Loans and Lines of Credit. C&I loans (excluding PPP loans) and lines of credit represent 1.0% of the Bank’s total loan portfolio at December 31, 2023. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans fluctuates based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2023, there were $8.0 million, or 0.4% of total loans, in unsecured consumer loans, of which $8.0 million comprised of 14,727 individual loans were outstanding and are held by the Bank pursuant to its former arrangement with Grain.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Total loans at beginning of year	$1,525,668	$1,322,098	$1,172,053	$966,096	$929,761
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	28,999	58,333	42,631	36,522	32,827
Owner-occupied	24,137	54,001	15,346	15,090	9,117
Multifamily residential	88,464	181,227	73,128	90,481	53,288
Nonresidential properties	55,649	89,370	65,463	34,154	37,975
Construction and land	700,904	231,334	109,294	81,465	69,240
Total mortgage loans	898,153	614,265	305,862	257,712	202,447
Nonmortgage loans:
Business (1)	14,285	6,325	122,254	89,110	1,175
Consumer (2)	737	3,898	59,760	30,050	755
Total nonmortgage loans	15,022	10,223	182,014	119,160	1,930
Total loans originated	913,175	624,488	487,876	376,872	204,377
Loans purchased:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	5,845	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	5,540	—	—
Total loans purchased	—	—	11,385	—	—
Loans sold and transferred to held-for-sale:
Mortgage loans:
1-4 family residential	—	—	—	—	—
Investor-owned	(2,129)	(3,040)	(5,661)	(781)	(3,520)
Owner-occupied	—	(311)	—	—	—
Multifamily residential	(1,435)	—	(2,299)	(2,748)	—
Nonresidential properties	—	(767)	(2,713)	(510)	(196)
Construction and land	(5,017)	(5,734)	(3,500)	—	—
Total loans sold	(8,581)	(9,852)	(14,173)	(4,039)	(3,716)
Principal repayments and other	(508,690)	(411,066)	(335,043)	(166,876)	(164,326)
Net loan activity	395,904	203,570	150,045	205,957	36,335
Total loans at end of year	$1,921,572	$1,525,668	$1,322,098	$1,172,053	$966,096
(1)
For the years ended December 31, 2021 and 2020, business loans originated include $117.3 million and $85.3 million, respectively, of PPP loans. The PPP program ended on May 31, 2021.
(2)
For the years ended December 31, 2022, 2021 and 2020, consumer loans originated include $3.2 million, $59.3 million and $29.5 million, respectively, of microloans pursuant to the Bank’s former arrangement with Grain. No new Grain loans were made by the Bank after May 31, 2022. As of November 2023, these loans are now serviced by the Bank.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2023
	One year or less	More than one year to five years	More than five years	Revolving	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$2,984	$4,079	$336,626	$—	$343,689
Owner-occupied	496	1,095	150,720	—	152,311
Multifamily residential	2,312	22,269	525,978	—	550,559
Nonresidential properties	23,602	47,862	270,879	—	342,343
Construction and land	239,953	263,972	—	—	503,925
Total mortgage loans	269,347	339,277	1,284,203	—	1,892,827
Nonmortgage loans:
Business loans (1)	11,457	7,443	879	—	19,779
Consumer loans (2)	97	884	—	7,985	8,966
Total nonmortgage loans	11,554	8,327	879	7,985	28,745
Total	$280,901	$347,604	$1,285,082	$7,985	$1,921,572
(1)
Includes $1.0 million of PPP loans at December 31, 2023.
(2)
Includes $8.0 million of loans which were outstanding and are now serviced by the Bank at December 31, 2023.

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$54,664	$286,041	$340,705
Owner-occupied	53,645	98,170	151,815
Multifamily residential	80,917	467,330	548,247
Nonresidential properties	49,536	269,205	318,741
Construction and land	263,972	—	263,972
Total mortgage loans	502,734	1,120,746	1,623,480
Nonmortgage loans:
Business loans (1)	679	7,643	8,322
Consumer loans (2)	8,869	—	8,869
Total nonmortgage loans	9,548	7,643	17,191
Total	$512,282	$1,128,389	$1,640,671
(1)
Includes $1.0 million of PPP loans at December 31, 2023.
(2)
Includes $8.0 million of microloans which were outstanding and serviced by the Bank pursuant to its former arrangement with Grain at December 31, 2023.

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2023 was $73.9 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2023, the Bank complied with these loans-to-one borrower limitations.

At December 31, 2023, the Bank’s largest aggregate exposure to one borrower was $58.0 million with an outstanding balance of $38.4 million. The second largest exposure was $55.0 million with outstanding balances of $18.9 million and two customers with the third largest exposures of two customers with $47.0 million each with outstanding balances of $22.1 million and $10.9 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $44.0 million, or 59.5% of the lending limit.

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

Mortgage Loans Held for Sale, at Fair Value.

At December 31, 2023 and 2022, mortgage loans held for sale, at fair value, was $10.0 million and $2.0 million, respectively, including residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. The Bank’s intent was to sell these loans on the secondary market.

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

	At December 31,
	2023			2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$—	$—	$793	$1,530	$78	$1,865	$321	$2,969	$1,096
Owner-occupied	—	—	2,130	2,553	—	815	2,961	471	1,947
Multifamily residential	1,109	—	2,979	4,643	—	—	1,704	187	—
Nonresidential properties	—	—	—	4,246	607	—	934	1,168	—
Construction and land	—	—	6,659	—	4,100	7,567	—	—	—
Nonmortgage Loans:
Business	366	8	165	1,466	7,869	2,973	4,036	544	13
Consumer	536	1,007	—	1,267	1,119	—	2,570	1,759	5
Total	$2,011	$1,015	$12,726	$15,705	$13,773	$13,220	$12,526	$7,098	$3,061

	At December 31,
	2020			2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$2,222	$1,507	$1,907	$3,866	$—	$1,082
Owner-occupied	1,572	348	1,100	3,405	—	1,295
Multifamily residential	1,140	—	946	3,921	—	—
Nonresidential properties	—	—	3,272	3	—	3,708
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	100	—	—	—	—	—
Consumer	497	316	175	—	—	—
Total	$5,531	$2,171	$7,400	$11,195	$—	$6,085

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans and non-accrual modifications to borrowers experiencing financial difficulty. There was no other real estate owned at the dates indicated. Non-accrual loans include non-accruing previously existing troubled debt restructured loans, prior to ASU 2022-02, of $0.7 million, $2.3 million, $2.5 million, $3.1 million, and $3.6 million at December 31, 2023, 2022, 2021, 2020 and 2019, respectively. There were no accruing loans past due 90 days or more at the dates indicated.

	At December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$793	$2,844	$3,349	$2,808	$2,312
Owner-occupied	1,683	961	1,284	1,053	1,009
Multifamily residential	2,979	—	1,200	946	—
Nonresidential properties	—	—	2,163	3,776	3,555
Construction and land	6,659	7,567	917	—	1,118
Nonmortgage loans:
Business	19	—	—	—	—
Consumer	146	—	—	—	—
Total nonaccrual loans (not including non-accruing modifications to borrowers experiencing financial difficulty) (1)	$12,279	$11,372	$8,913	$8,583	$7,994

Non-accruing modifications to borrowers experiencing financial difficulty (1):
Mortgage loans:
1-4 family residential
Investor-owned	$—	$217	$234	$249	$467
Owner-occupied	447	2,027	2,196	2,197	2,491
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	93	100	654	646
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing modifications to borrowers experiencing financial difficulty (1)	447	2,337	2,530	3,100	3,604
Total nonaccrual loans	$12,726	$13,709	$11,443	$11,683	$11,598

Accruing modifications to borrowers experiencing financial difficulty (1):
Mortgage loans:
1-4 family residential
Investor-owned	$2,112	$2,207	$3,089	$3,378	$5,191
Owner-occupied	2,313	1,328	2,374	2,505	2,090
Multifamily residential	—	—	—	—	—
Nonresidential properties	757	708	732	754	1,306
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	14
Consumer	—	—	—	—	—
Total accruing modifications to borrowers experiencing financial difficulty (1)	$5,182	$4,243	$6,195	$6,637	$8,601
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty (1)	$17,908	$17,952	$17,638	$18,320	$20,199
Total nonperforming loans to total gross loans	0.66%	0.90%	0.87%	1.00%	1.20%
Total nonperforming assets to total assets	0.46%	0.59%	0.69%	0.86%	1.10%
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty as a percentage of total assets (1)	0.65%	0.78%	1.07%	1.35%	1.92%

(1) For periods in 2023, balances include both modifications to borrowers experiencing financial difficulty, in accordance with ASU 2022-02 adopted on January 1, 2023, and previously existing troubled debt restructurings. For the periods in 2022 and prior, the balances only include troubled debt restructurings.

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

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Classified Loans:
Substandard	$17,851	$21,499	$17,317	$20,508	$22,787
Total classified loans	17,851	21,499	17,317	20,508	22,787
Special mention loans	5,786	9,735	13,798	19,546	17,355
Total classified and special mention loans	$23,637	$31,234	$31,115	$40,054	$40,142

Substandard loans decreased $3.6 million, or 16.97%, to $17.9 million at December 31, 2023 compared to $21.5 million at December 31, 2022. The decrease of substandard loans was primarily attributable to decreases of $5.0 million in construction and land loans and $0.9 million in 1-4 family loans, offset by an increase of $2.3 million in multifamily loans.

Special mention loans decreased $3.9 million, or 40.6%, to $5.8 million at December 31, 2023 compared to $9.7 million at December 31, 2022. The decrease was primarily attributable to decreases of $5.5 million in 1-4 family loans and $0.3 million in multifamily loans, offset by an increase of and $1.9 million in nonresidential loans.

Loan Modifications to Borrowers Experiencing Financial Difficulties.

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has not modified any loans with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At December 31, 2023 and 2022, there were 21 and 23 troubled debt restructured loans totaling $5.9 million and $6.6 million of which $5.2 million and $4.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million December 31, 2022.

Allowance for Credit Losses

The Allowance for Credit Losses ("ACL") on loans is management's estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses (“PCL”) recognized in the Consolidated Statements of Operations and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral-dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. Under ASC 326-20-30-2 and 326-20-55-5, the Bank aggregates financial assets on the basis of similar risk characteristics. Management selected a Call Code segmentation, as based on the Bank's call report. Management’s criteria for determining an appropriate segmentation (1) groups loans based on similar risk characteristics; (2) allows for mapping and utilization/application of publicly available external information (Call Report Filings); (3) allows for mapping and utilization/application of publicly available external information; (4) federal call code is granular enough to accommodate enough to accommodate a “like-kind” notion, yet broad enough to maintain statistical relevance and/or a meaningful number of loan observations within material segments and (5) federal call code designation is identifiable throughout historical data sets, which is critical component of segmentation selection.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management's view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies, procedures and strategies including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) economic conditions such as the Bank’s market area, customer demographics, portfolio composition, along with national indicators considered impactful to the model; (3) changes in the nature and volume of the portfolio; (4) credit and lending staff/administration; (5) changes with loan trends; (6) concentrations; (7) loan review results; (8) collateral values and (9) regulatory and business environment.

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

The following table sets forth activity in the ACL for the periods indicated.

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Allowance at beginning of year	$34,592	$16,352	$14,870	$12,329	$12,659
Provision (recovery) for loan losses	1,237	24,046	2,717	2,443	258
Adoption of CECL	(3,090)
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	—	(8)
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	(38)	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	(63)	—	—	—	(724)
Consumer (1)	(7,227)	(6,659)	(1,342)	(6)	—
Total charge-offs	(7,290)	(6,659)	(1,380)	(6)	(732)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	—	156	8	—	23
Owner-occupied	—	39	45	—	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	4	9
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	3	94	84	95	110
Consumer (1)	702	564	8	5	2
Total recoveries	705	853	145	104	144
Net recoveries (charge-offs)	(6,585)	(5,806)	(1,235)	98	(588)
Allowance at end of year	$26,154	$34,592	$16,352	$14,870	$12,329
Allowance for loan losses as a percentage for nonperforming loans	205.52%	252.33%	142.90%	127.28%	106.30%
Allowance for loan losses as a percentage of total loans	1.36%	2.27%	1.24%	1.27%	1.28%
Net recoveries (charge-offs) to average loans outstanding during the year	(0.38%)	(0.42%)	(0.09%)	0.01%	(0.06%)
(1)
At December 31, 2023, 2022 and 2021, includes $7.2 million, $6.7 million and $1.2 million of charge-offs and $0.7 million, $0.6 million and $0.01 million of recoveries related to loans associated with Grain, respectively.

Allowance for Credit Losses. The following table sets forth the ACL by loan category and the percent of the allowance in each category to the total allowance at the dates indicated. The ACL of each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022			2021
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$4,415	16.89%	17.89%	$3,863	11.16%	22.54%	$3,540	21.65%	24.01%
Owner-occupied	2,012	7.69%	7.93%	1,723	4.98%	8.84%	1,178	7.20%	7.33%
Multifamily residential	4,365	16.69%	28.65%	8,021	23.19%	32.42%	5,684	34.76%	26.34%
Nonresidential properties	3,176	12.14%	17.81%	2,724	7.87%	20.19%	2,165	13.24%	18.13%
Construction and land	4,807	18.38%	26.22%	2,683	7.76%	12.13%	2,024	12.38%	10.19%
Total mortgage loans	18,775	71.79%	98.50%	19,014	54.96%	96.12%	14,591	89.23%	86.00%
Nonmortgage loans:
Business	531	2.03%	1.03%	120	0.35%	2.62%	306	1.87%	11.38%
Consumer	6,848	26.18%	0.47%	15,458	44.69%	1.26%	1,455	8.90%	2.62%
Total nonmortgage loans	7,379	28.21%	1.50%	15,578	45.04%	3.88%	1,761	10.77%	14.00%
Total	$26,154	100.00%	100.00%	$34,592	100.00%	100.00%	$16,352	100.00%	100.00%

	At December 31,
	2020			2019
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,850	25.90%	27.27%	$3,503	28.42%	31.60%
Owner-occupied	1,260	8.47%	8.43%	1,067	8.65%	9.52%
Multifamily residential	5,214	35.06%	26.23%	3,865	31.35%	25.90%
Nonresidential properties	2,194	14.75%	18.68%	1,849	15.00%	21.45%
Construction and land	1,820	12.24%	9.03%	1,782	14.45%	10.28%
Total mortgage loans	14,338	96.42%	89.64%	12,066	97.87%	98.75%
Nonmortgage loans:
Business	254	1.71%	8.10%	254	2.06%	1.13%
Consumer	278	1.87%	2.26%	9	0.07%	0.12%
Total nonmortgage loans	532	3.58%	10.36%	263	2.13%	1.25%
Total	$14,870	100.00%	100.00%	$12,329	100.00%	100.00%

At December 31, 2023, allowance for credit losses represented 1.36% of total gross loans and 205.52% of nonperforming loans compared to 2.27% of total gross loans and 252.33% of nonperforming loans at December 31, 2022. The allowance for credit losses decreased to $26.2 million at December 31, 2023 from $34.6 million at December 31, 2022, of these amounts $6.8 million and $15.4 million at December 31, 2023 and 2022, respectively, were related to Grain. There were $6.6 million and $5.8 million in net charge-offs during the years ended December 31, 2023 and 2022, respectively.

Although the Bank believes that it uses the best information available to establish the ACL, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, although the Bank believes that it has established the ACL in conformity with GAAP, after a review of the loan portfolio by regulators, the Bank may determine it is appropriate to increase the ACL. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing ACL may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the ACL may adversely affect the Bank’s financial condition and results of operations.

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

At December 31, 2023 and 2022, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and the FHLBNY stock. At December 31, 2023 and 2022, the Bank owned $19.4 million and $24.7 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2023		2022		2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government and Federal Agencies	$—	$—	$—	$—	$—	$—	$—	$—	$16,373	$16,354
U.S. Government Bonds	2,990	2,784	2,985	2,689	2,981	2,934	—	—	—	—
Corporate Bonds	25,790	23,668	25,824	23,359	21,243	21,184	10,381	10,463	—	—
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	39,375	33,148	44,503	37,777	18,845	18,348	—	—	—	—
FHLMC Certificates	10,163	8,681	11,310	9,634	—	—	3,201	3,196
FNMA Certificates	61,359	51,517	67,199	55,928	71,930	70,699	3,506	3,567	4,680	4,659
GNMA Certificates	104	104	122	118	175	181	263	272	482	491
Total available-for-sale securities	$139,781	$119,902	$151,943	$129,505	$115,174	$113,346	$17,351	$17,498	$21,535	$21,504
Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$24,819	$35,000	$34,620	$—	$—	$—	$—	$—	$—
Corporate Bonds	82,500	79,809	82,500	78,738	—	—	—	—	—	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	212,093	207,027	235,479	230,113	—	—	—	—	—	—
FHLMC Certificates	3,897	3,653	4,120	3,852	934	914	1,743	1,722	—	—
FNMA Certificates	118,944	114,856	131,918	126,691	—	—	—	—	—	—
SBA Certificates	19,712	19,878	21,803	21,837	—	—	—	—	—	—
Allowance for Credit Losses	(398)	—	—	—	—	—	—	—	—	—
Total held-to-maturity securities	$461,748	$450,042	$510,820	$495,851	$934	$914	$1,743	$1,722	$—	$—

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

At December 31, 2023 and 2022, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2023 and 2022, the Bank had mortgage-backed securities with a carrying value of $465.6 million and $516.5 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	—	$2,990	0.90%	$—	—	$—	—	$2,990	$2,784	0.90%
Corporate Bonds	4,000	0.80%	1,000	5.25%	20,790	4.15%	—	—	25,790	23,668	3.67%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—	—	—	39,375	1.47%	39,375	33,148	1.47%
FHLMC Certificates	—	—	—	—	—	—	10,163	1.18%	10,163	8,681	1.18%
FNMA Certificates	—	—	—	—	2,660	1.98%	58,699	1.77%	61,359	51,517	1.78%
GNMA Certificates	—	—	—	—	—	—	104	5.44%	104	104	5.44%
Total available-for-sale securities	$4,000	0.80%	$3,990	1.99%	$23,450	3.90%	$108,341	1.61%	$139,781	$119,902	1.98%
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	—	$25,000	4.25%	$—	—	$—	—	25,000	$24,819	4.25%
Corporate Bonds	25,000	4.25%	50,000	4.80%	7,500	3.33%	—	—	82,500	79,809	4.50%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	3,047	3.46%	—	—	209,046	4.00%	212,093	207,027	3.99%
FHLMC Certificates							3,897	5.01%	3,897	3,653	5.01%
FNMA Certificates	—	—	2,485	3.59%	5,813	3.39%	110,646	4.62%	118,944	114,856	4.53%
SBA Certificates	$—	—	$—	—	$10,593	5.97%	$9,119	5.82%	19,712	$19,878	5.90%
Allowance for Credit Losses	$—	—	$—	—	$—	—	$—	—	(398)	$—	—
Total held-to-maturity securities	$25,000	4.25%	$80,532	4.54%	$23,906	4.52%	$332,708	4.27%	$461,748	$450,042	4.33%

(1)
Comprised of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Ginnie Mae ("GNMA") issued securities.

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank receives funds from large deposits made from corporations, nonprofits, and large banks. The Bank also uses borrowings, primarily from the FHLBNY and the FRBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. In addition, the Bank receives funds from scheduled loan payments, investment principal and interest payments, maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$22,168	1.60%	0.15%	$30,151	2.34%	0.22%	$30,851	2.59%	0.35%
Money market	424,160	30.58%	4.34%	393,555	30.55%	1.59%	310,611	26.06%	0.38%
Savings	121,550	8.76%	0.10%	138,137	10.72%	0.09%	133,244	11.18%	0.11%
Certificates of deposit	528,999	38.13%	3.13%	382,022	29.65%	0.91%	430,164	36.09%	0.99%
Interest-bearing deposits	1,096,877	79.07%	3.20%	943,865	73.26%	1.05%	904,870	75.92%	0.63%
Non-interest bearing demand	290,335	20.93%	—%	344,505	26.74%	—%	287,008	24.08%	—%
Total deposits	$1,387,212	100.00%	2.53%	$1,288,370	100.00%	0.77%	$1,191,878	100.00%	0.48%

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance	$1,252,412	$1,204,716	$1,029,579
Net deposits before interest credited	220,067	37,746	169,466
Interest credited	35,141	9,950	5,671
Net increase in deposits	255,208	47,696	175,137
Ending balance	$1,507,620	$1,252,412	$1,204,716

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2023	2022	2021
	(in thousands)
Interest Rate:
0.05% - 0.99%	$91,279	$161,070	$319,684
1.00% - 1.49%	5,442	31,228	44,411
1.50% - 1.99%	5,789	17,659	17,012
2.00% - 2.49%	11,806	33,737	40,671
2.50% - 2.99%	13,054	29,170	5,544
3.00% - 3.49%	48,071	67,438	2,157
3.50% - 3.99%	35,224	22,109	—
4.00% - 4.49%	105,591	13,970	—
4.50% - 4.99%	25,602	—	—
5.00% and greater	258,968	237	—
Total	$600,826	$376,618	$429,479

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2023.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$18,226	$27,816	$39,998	$5,239	$91,279	15.19%
1.00% - 1.49%	1,514	2,366	56	1,506	5,442	0.91%
1.50% - 1.99%	3,750	1,779	260	—	5,789	0.96%
2.00% - 2.49%	10,834	673	45	254	11,806	1.97%
2.50% - 2.99%	8,723	3,397	608	326	13,054	2.17%
3.00% - 3.49%	13,575	3,893	—	30,603	48,071	8.00%
3.50% - 3.99%	24,021	—	39	11,164	35,224	5.86%
4.00% - 4.49%	91,173	13,561	357	500	105,591	17.58%
4.50% - 4.99%	23,757	850	—	995	25,602	4.26%
5.00% and greater	253,897	5,071	—	—	258,968	43.10%
Total	$449,470	$59,406	$41,363	$50,587	$600,826	100.00%

At December 31, 2023, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $472.1 million. The following table sets forth the maturity of those certificates as of December 31, 2023.

At December 31,
Maturity Period:	(in thousands)
Three months or less	$154,709
Over three months through six months	53,279
Over six months through one year	131,954
Over one year to three years	86,099
Over three years	46,106
Total	$472,147

At December 31, 2023, certificates of deposit equal to or greater than $250,000 totaled $132.2 million of which $117.8 million matures on or before December 31, 2024. At December 31, 2023, passbook savings accounts and certificates of deposit with a passbook feature totaled $119.9 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. The Bank may also obtain advances from the FRBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2023 and 2022 the Bank had $684.4 million and $517.4 million of outstanding FHLBNY and FRBNY advances, respectively. Additionally, the Bank has two unsecured lines of credit in the amount of $75.0 million and $90.0 million with two correspondent banks, under which there was nothing outstanding at December 31, 2023 and 2022, respectively.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2023	2022	2021
	(Dollars in thousands)
FHLBNY and FRBNY Advances:
Balance outstanding at end of period	$684,421	$517,375	$106,255
Average amount outstanding during the period	633,116	206,969	108,005
Maximum outstanding at any month-end during the period	684,421	517,375	109,255
Weighted average interest rate during the period	4.02%	3.00%	2.02%
Weighted average interest rate at the end of the period	4.10%	3.90%	2.02%

Warehouse Lines of Credit:
Balance outstanding at end of period	$—	$—	$15,090
Average amount outstanding during the period	—	—	11,675
Maximum outstanding at any month-end during the period	—	—	16,385
Weighted average interest rate during the period	—	—	3.29%
Weighted average interest rate at the end of the period	—	—	3.21%

Subsidiaries

At December 31, 2023, the Company had one operating subsidiary, Ponce Bank, and Ponce Bank had one subsidiary, Ponce de Leon Mortgage Corp., a New York State chartered mortgage brokerage entity, whose employees are registered in New York and New Jersey.

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

Mortgage World was a mortgage banking entity which primarily operated in the New York City metropolitan area. It was a FHA approved Title II lender. To maintain its license, Mortgage World needed to comply with certain regulations set forth by the U.S. Department of Housing and Urban Development (“HUD”). Mortgage World was subject to the comprehensive regulation and examination of the New York State Department of Financial Services ("NYDFS"). The business operated by Mortgage World was integrated as a division of Ponce Bank effective January 26, 2022, and ceased to be separately regulated as a mortgage banking entity by the NYDFS at that time. Mortgage World ceased to conduct business as a separate entity and is now operated as a division of the Bank.

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

At December 31, 2023 and 2022, the Bank’s capital exceeded all applicable requirements. See Note 16, “Regulatory Capital Requirements” of the Notes to the accompanying Consolidated Financial Statements for additional information.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2023, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2023, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2023, the Bank satisfied the QTL test.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of New York, one of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2023, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

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

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. Additionally, as a participant in the ECIP, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company does not currently meet such income-based tests, so any future repurchase program adopted by the Company would require approval from the Treasury, and the Treasury has indicated it will only grant such approvals in certain limited circumstances. The Treasury approved our prior stock repurchase program, but there is no assurance that they would approve a similar program in the future.

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

Securities and Exchange Commission Climate Rules

On March 6, 2024, the SEC adopted new rules (the "Climate Rules") that require reporting companies, such as the Company, to disclose climate-related risks, metrics, and other information in their audited financial statements, registration statements, annual reports (such as Form 10-K) and other SEC filings. The Climate Rules build upon earlier SEC climate risk disclosure guidance and in many ways draws upon recommendations by the Task Force on Climate-Related Financial Disclosures, as well as accounting and reporting standards from the Greenhouse Gas Protocol. The Climate Rules will materially increase requirements associated with tracking and quantification of GHGs, but also impose further layers of disclosure obligations. Compliance with the Climate Rules will require significant coordination between our operational, financial, and environmental functions.

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

For the year ended December 31, 2023, the Company was subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2020.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. For the year ended December 31, 2023, the Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2023, the Bank has a federal NOL carryforwards of $7.6 million.

State Taxation

The Company is treated as a financial institution under Connecticut, Florida, New York, and New Jersey state income tax law. The states of Connecticut, Florida, New York, and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Connecticut, Florida, New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

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

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $64.1 million for New York State purposes and $33.2 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2023, the Bank has federal net operating loss carryforward of $7.6 million, Connecticut net operation loss carryforward of $0.01 million and New Jersey net operating loss carryforward of $0.2 million.

Item 1A. Risk Factors.

Summary

Specific risks related to our business include, but are not limited to, those related to: (1) our status as a CDFI and MDI; (2) inflationary pressures; (3) our planned increase in multifamily, nonresidential and construction and land lending and the unseasoned nature of these loans; (4) residential property and investor-owned properties; (5) loans that we make through our FinTech partnerships; (6) our allowance for credit losses; (7) local and national economic conditions, including conditions specific to the banking industry; (8) environmental liability risks; (9) our ability to achieve and manage our growth strategy; (10) our minority investments in financial technology related companies; (11) competition within the financial services industry, nationally and within our market area and that our small size makes it more difficult to compete; (12) our implementation of new lines of business or offering new products and services; (13) our reliance on our management team; (14) changes in interest rates and the valuation of securities held by us; (15) changes in and compliance with laws and regulations; (16) operational risks including technology, cybersecurity and reputational risks; (17) changes in accounting standards and in management’s estimates and assumptions; (18) our liquidity management; (19) dilution of our stockholders’ ownership interests from our Equity Incentive Plan and stock-based benefit plans; (20) societal responses to climate change; and (21) the gentrification of our markets; (22) the Russia-Ukraine conflicts.

You should read this entire document carefully, including the Risk Factors below that discusses the above risks in further detail.

Risks Related to CDFI and MDI Status.

If we were to lose our status as a CDFI and/or MDI, we may lose the ability to obtain grants and awards available to such institutions.

The Bank and the Company are certified as CDFIs and MDIs by the United States Department of the Treasury. Such status increases a financial institution’s potential for receiving grants and awards that, in turn, enable the financial institution to increase the level of community development financial services that it provides to communities. We have received over $4.2 million in such awards over the last two years. We reinvest the proceeds from such grants and awards back into the communities we serve. While we believe we will be able to meet the certification criteria required to continue our CDFI and MDI status, there is no certainty that we will be able to do so. If we do not meet one or more of the criteria, we may be provided an opportunity for us to cure deficiencies prior to issuing a notice of termination of certification. A loss of CDFI and/or MDI status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on our financial condition, results of operations or business.

Risks Related to our Lending Activities.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2023, $1.40 billion, or 72.7%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $987.7 million, or 64.7%, of our loan portfolio at December 31, 2022. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2023, 16,218 loans with an aggregate balance of $1.77 billion are to borrowers with only one loan. Another 170 loans are to borrowers with two loans each with a corresponding aggregate balance of $128.5 million. In addition, 24 loans are to borrowers with three loans each with a corresponding aggregate balance of $17.9 million and 8 loans are to borrowers with four loans with an aggregate balance of $0.9 million.

Our business and our customers are impacted by inflationary pressures.

Although inflationary pressures have begun to stabilize, inflation is currently expected to remain high throughout 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of many of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $409.1 million, or 41.4%, to $1.40 billion at December 31, 2023 from $987.7 million at December 31, 2022 and increased approximately $265.1 million, or 36.7%, to $987.7 million at December 31, 2022 from $722.6 million at December 31, 2021. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2023 and 2022, one-to-four family residential real estate loans amounted to $496.0 million and $478.8 million, or 25.8% and 31.4%, respectively, of our total loan portfolio. Of these amounts, $343.7 million and $344.0 million, or 69.3% and 71.8%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2023 and 2022, our ACL totaled $26.2 million and $34.6 million, which represented 1.36%, and 2.27% of total loans, respectively. Included in the allowance for loan losses were $6.8 million and $15.4 million related to Grain at December 31, 2023 and 2022, respectively. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for credit losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

On January 1, 2023, the Company adopted Current Expected Credit Loss, or CECL. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for credit losses and, as a result of such reviews, we may determine that it is appropriate to increase the allowance for credit losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for credit losses. Any such additional provisions for credit losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of nonperforming loans, which could adversely affect our operations, financial condition and earnings.

Although there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater New York metropolitan area. This can make us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy could have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing their loans, which could adversely impact our net interest income. Any deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing their loans, which could negatively affect our financial performance.

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

As part of our business strategy, we have made minority investments in technology related companies, and may from time to time make or consider making similar additional investments. During 2022, the Company had wrote-off its entire $1.0 million investment in Grain, and may be subject to similar losses in connection with other investments in the future. We may not be able to influence the activities of companies in which we invest and may suffer additional losses in the future due to these activities.

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

Our emphasis on construction lending involves risks that could adversely affect our financial condition and results of operations.

As interest rates have increased and competition has diminished, we have shifted our loan originations to focus more on higher-yielding construction loans while reducing the growth in our originations of consumer, commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. As a result, our construction loan portfolio has increased to $503.9 million, net of loans-in-process of $520.3 million, or 26.22% of total loans, at December 31, 2023 from $185.0 million, net of loans-in-process of $205.6 million, or 12.13% of total loans, at December 31, 2022.

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

Additionally, as discussed under “Risks Related to Laws and Regulations” – “We may be limited in our ability to originate new construction loans in our market area due to legislative changes.” and – “Imposition of limits by the bank regulators on construction lending activities could curtail our growth and adversely affect our earnings.” below, we be limited in our ability to make such loans in the future.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

Our non-interest expense totaled $68.7 million and $85.8 million for the years ended December 31, 2023 and 2022, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 90.96% and 117.53% for the years ended December 31, 2023 and 2022, respectively. Our efficiency ratio for the year ended December 31, 2023 improved compared with prior year due to the $17.9 million Grain write-off and write-down of Grain receivable and a $5.0 million of contribution to the Ponce De Leon Foundation in 2022. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company does not currently meet such income-based tests, so any future repurchase program adopted by the Company would require approval from the Treasury, and the Treasury has indicated it will only grant such approvals in certain limited circumstances. The Treasury approved our prior stock repurchase program, but there is no assurance that they would approve a similar program in the future.

We may be dependent on borrowings from the FHLBNY and FRB to grow our lending activities, which may negatively impact our results of operations.

In recent periods, we have relied on non-core funding sources, primarily borrowings from the FHLBNY and FRB, to fund a portion of our lending activities when we do not have sufficient core deposits. Borrowings from the FHLBNY and FRB are generally higher cost as compared to core deposits, which will generally lead to decreases in our net interest margin and lower net revenues. Additionally, the Bank’s FHLBNY and FRB membership does not represent a legal commitment to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FHLBNY and FRB and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. If we are unable to obtain funding through the FHLBNY and FRB, we may be forced to seek additional alternative funding sources, which may be higher cost, in order to fund our loan growth.

There are current proposals from the Federal Housing Finance Agency (“FHFA”), the regulatory of the Federal Home Loan Bank (“FHLB”) system, to adopt certain changes to its eligibility criteria for borrowing to refocus on the FHLB’s housing mission. Additionally, the Company must maintain a satisfactory rating pursuant to the Community Reinvestment Act (“CRA”) to maintain its ability to access FHLB funding. If the FHFA makes significant changes to the eligibility criteria to maintain access to FHLB funding or if the Company fails to maintain its satisfactory rating under the CRA, this could impact the Company’s ability to borrow from the FHLB and require it to find other sources of credit, including borrowing directly from the FRB.

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

Risks Related to Interest Rates.

Interest rates may continue to rise and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

The Federal Reserve had raised the target range for the federal funds rate by 25 basis points to 5.25%-5.50% during its July 26, 2023 meeting, pushing borrowing costs to the highest level in 22 years. At the January 31, 2024 meeting, the Federal Reserve signaled that it will holds interest steady and indicated it is not ready to start cutting rates. The recent increase and the anticipated increases are in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

In addition, any future rate increases can affect the average life of loans and mortgage-backed and related securities. A rise in interest rates may result in lower demand for loans and mortgage-backed and related securities as borrowers may reduce their debts due to the higher costs of borrowings.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2023, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 4.33% decrease in EVE and a 2.78% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2023 and 2022, our securities portfolio totaled $581.7 million and $640.3 million, which represented 21.1% and 27.7% of total assets, respectively. The securities portfolio as of December 31, 2023 and 2022 were classified as available-for-sale in the amount of $119.9 and $129.5 million and held-to-maturity in the amount of $461.7 million and $510.8 million, respectively. A decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be credit related impairment. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized through earnings. Credit-related impairment for all other impaired debt securities is recognized through earnings. Non-credit related impairment for debt securities is recognized in other comprehensive income net of applicable taxes for all securities classified as available-for-sale. A decline in the market value of our securities portfolio could adversely affect our earnings.

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

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation, primarily rent control and rent stabilization.

Multi-family real estate loans generally involve a greater risk than 1-4 family residential real estate loans in part because of legislation and government regulations involving rent regulation, such as rent control and rent stabilization, which are outside the control of the borrower or the Bank and could impair the value of the security for the loan or the future cash flow of such properties. Federal regulation of interest rates could also impair the future cash flows of such properties that have variable- or adjustable-rate mortgages or whose existing mortgages are maturing.

The State of New York, on June 14, 2019, enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high-rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, maintenance, etc.).

Additionally, the New York City Rent Guidelines Board established the maximum rent increase on certain apartments at 3.0% for a one-year lease beginning on or after October 1, 2023 and on or after September 30, 2024, while the overall inflation rate increased at a greater rate. In addition, overhead (including maintenance) expenses often increase significantly during inflationary periods. Finally, if the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. At the same time, the Federal Reserve Board has increased the discount rate repeatedly since 2022, resulting in substantial increases in mortgage rates since 2022, which rate increases adversely affect the cash flows of real estate properties that are financed with adjustable and variable interest rate mortgages or that require refinancings due to maturities of existing mortgages. To the extent our borrowers cannot implement rent increases that are sufficient to cover expenses, including increased mortgage rates, there will be an increased risk of default for these loans.

We may be limited in our ability to originate new construction loans in our market area due to legislative changes.

The viability of a multi-family construction project is highly dependent on the project’s ability to capitalize on available real estate tax abatements. The 421-a tax exemption program that offered real estate tax abatements for new multifamily residential housing buildings in New York City market area expired on December 31, 2023, and unless a similar new program is authorized, we expect that the demand for construction loans in our market area will be significantly diminished.

Imposition of limits by the bank regulators on construction lending activities could curtail our growth and adversely affect our earnings.

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific construction lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction loans represented 102.5% of the Bank’s total risk-based capital at December 31, 2023, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 166.6% of the Bank’s total risk-based capital on that same date.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. While we monitor our concentration limits with respect to our construction, multifamily, mixed-use and non-residential real estate loans closely and have implemented various risk management practices to manage our exposure for such loans, if the OCC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, our earnings would be adversely affected.

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

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board provided funding to ensure that banks had sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be provided in the future if similar issues recur. The Company maintains a diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2023, 74.6% of our deposits are estimated to be FDIC-insured, and an additional 4.4% of deposits were fully collateralized. The average account size of our consumer deposits is less than $40,000, and the average account size of our business deposits is less than $50,000.

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

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.

We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our Equity Incentive Plans have increased our expenses and reduced our income, and may dilute your ownership interests.

The Company maintains a Long-Term Incentive Plan. During the years ended December 31, 2023 and 2022, the Company recognized in $1.8 million for both periods, in non-interest expense relating to its stock benefit plans, and we will recognize additional expenses in the future as additional grants are made and awards vest.

The Company may fund the Long-Term Incentive Plan either through open market purchases or authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company’s cybersecurity program is integrated within its overall risk management function. The Company engages third parties, including an outsourced cybersecurity team and additional vendors that conduct cybersecurity testing. All critical vendors of the Company, including its cybersecurity vendors, are subject to the requirements of its vendor management policy and processes. The Company is a regulated entity and undergoes regulatory reviews to ensure the Bank remains in compliance with all appropriate standards, including related to its management of third-party vendors.

Internally, the cybersecurity program is managed by the Company’s Senior Vice President, Chief Information Security Officer and Chief Information Officer. She has held senior management positions in information technology, management information systems and information security for over 30 years. She reports regularly to the risk and audit committees of the Board of Directors about the prevention, detection, mitigation, and remediation of cybersecurity incidents. Additionally, the full board annually assesses all critical risks of the Company, including cybersecurity risks, and also receives periodic updates relating to key cybersecurity issues as part of their oversight.

The Company’s Senior Vice President and Chief Information Systems Officer also regularly reports to the Company’s executive risk management (“ERM”) committee, which oversees Company-wide risk at the management level, regarding cybersecurity risks. Members of the ERM committee include our President and Chief Executive Officer.

While to date, we have not had a major cyber incident, nor experienced significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. “Risk Factors.” – “We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber security breaches.” for further discussion of potential risks related to cybersecurity incidents.

Item 2. Properties.

As of December 31, 2023, the net book value of the Company’s office properties including leasehold improvements was $13.4 million, and the net book value of its furniture, fixtures and other equipment and software was $2.7 million. The Company’s and Bank’s executive offices are located at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Company’s offices as of December 31, 2023.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(in thousands)
Main Office:
2244 Westchester Avenue	Leased	2021	$426
Bronx, NY 10462

Other Properties:
980 Southern Blvd.	Leased	1990	676
Bronx, NY 10459

37-60 82nd Street	Leased	2021	—
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	678
Bronx, NY 10452

169 Smith Street	Leased	2021	—
Brooklyn, NY 11201

207 East 106th Street	Leased	2006	1,374
New York, NY 10029

2244 Westchester Avenue	Leased	2021	—
Bronx, NY 10462

5560 Broadway	Leased	2021	1,476
Bronx, NY 10463

34-05 Broadway	Leased	2001	761
Astoria, NY 11106

3821 Bergenline Avenue	Leased	2021	—
Union City, NJ 07087

1900 Ralph Avenue	Leased	2007	442
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,340
Brooklyn, NY 11214

100-20 Queens Boulevard	Leased	2010	154
Forest Hills, NY 11375

319 1st Avenue	Leased	2010	416
New York, NY 10003

32-75 Steinway Street	Leased	2020	99
Astoria, NY 11103

2612 East 16th Street	Leased	2020	—
Brooklyn, NY 11235

42 South Washington Avenue	Leased	2020	—
Bergenfield, NJ 07621

135-14 Northern Blvd.	Owned	2020	3,505
Flushing, NY 11354
			$13,347

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

The number of stockholders of record of the Company’s common stock as of March 18, 2024 was 352. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

To date, the Company has not paid any dividends to its stockholders. We have no current plan or intention to pay cash dividends to our common stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and common stockholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Company’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

We will file a consolidated federal tax return. Accordingly, it is anticipated that any cash distributions that we make to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

Pursuant to our charter, we are authorized to issue preferred stock. The Company closed a private placement of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 for an aggregate purchase price equal to $225.0 million in cash, to the Treasury pursuant to the ECIP. The Preferred Stock has priority over the holders of our shares of common stock with respect to the payment of dividends. For a further discussion concerning the payment of dividends on our shares of common stock, see “Regulation and Supervision—Holding Company Regulations—Dividends and Stock Repurchases.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and earnings from the investment of funds held by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the Federal Reserve Board and the OCC impose limitations on “capital distributions” by savings institutions. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K. Discussion and analysis of our 2022 fiscal year specifically, as well as the year-over-year comparison of our 2022 financial performance to 2021, are located under Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 21, 2023, which is available on our investor relations website at poncebank.gcs-web.com and the SEC's website at sec.gov.

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

Abrupt changes in interest rates present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income. Therefore, increases in interest rates adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. Conversely, decreases in interest rates may have a favorable effect on our net interest income and net economic value, which in turn would likely have a positive effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would react inversely to instantaneous changes in interest rates. To help manage interest rate risk, we promote core deposit products and we are diversifying our loan portfolio by introducing new lending programs. See “—Business Strategy”, “—Management of Market Risk” and “Risk Factors—Future changes in interest rates could reduce our profits and asset values.”

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

The table below includes references to the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2023 and 2022 before loss on sale of premises and equipment and the Company’s contribution to the Ponce De Leon Foundation. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve an understanding of core operations for the current and future periods. The non-GAAP net income (loss) amount and earnings (loss) per share reflect adjustments related to the non-recurring loss on sale of premises and equipment and the Company’s contribution to the Ponce De Leon Foundation, net of tax effect. A reconciliation of the non-GAAP information to GAAP net (loss) income and earnings (loss) per share is provided below.

Non-GAAP Reconciliation – Net Income Before Loss on Sale of Premises and Equipment and Contribution to the Ponce De Leon Foundation (Unaudited)

	For the Years Ended December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Net income (loss) - GAAP	$3,352	$(30,001)
Loss on sale of premises and equipment	—	436
Contribution to the Ponce De Leon Foundation	—	4,995
Income tax benefit	—	(1,141)
Net income (loss) - non-GAAP	$3,352	$(25,711)

Earnings (loss) per common share (GAAP) (1)	$0.15	$(1.32)

Earnings (loss) per common share (non-GAAP) (1)	$0.15	$(1.13)

(1)
Earnings (loss) per share were computed (for the GAAP and non-GAAP basis) based on the weighted average number of shares outstanding during the years ended December 31, 2023 and 2022, (22,745,317 shares and 22,690,943 shares, respectively).

The CARES Act

On March 27, 2020, Congress passed, and the President signed, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to address the economic effects of the COVID-19 pandemic.

The CARES Act appropriated $349.0 billion for PPP loans and on April 24, 2020, the U.S. Small Business Administration (“SBA”) received another $310.0 billion in PPP funding. On December 27, 2020, the Economic Aid Act appropriated $284.0 billion for both first and second draw PPP loans, bringing the total appropriations for PPP loans to $943.0 billion. PPP ended on May 31, 2021. Loans under the PPP that meet SBA requirements may be forgiven in certain circumstances, and are 100% guaranteed by the SBA. The Company had received SBA approval and originated 5,340 PPP loans, of which 7 loans totaling $1.0 million were outstanding at December 31, 2023. PPP loans have a two-year or five-year term, provide for fees of up to 5% of the loan amount and earn interest at a rate of 1% per annum.

Federal Economic Relief Funds To Aid Lending to Small Businesses

Emergency Capital Investment Program

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

Bank Enterprise Award Program

On November 6, 2023, the Bank received a $0.5 million grant as part of the Bank Enterprise Award Program from the CDFI. Awards under the Bank Enterprise Award Program are subject to the program terms and must be used for qualified activities, which include providing loans, investments and financial services to residents and businesses in distressed communities.

Derivatives and Hedging

During 2023, the Company entered into two derivative financial instruments contracts to enhance its ability to manage interest rate risk that exist as part of its ongoing operations. The Company manages these risks as part of its asset and liability management process. The Company utilized derivative financial instruments to accommodate the business needs and to hedge the exposure that this creates for the Company. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Swaps

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

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its former agreement with Grain, the Bank was the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originated and serviced these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan was found to be fraudulent, became 90 days delinquent upon 90 days of origination or defaulted due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing were deemed to have not been complied with and the microloan was put back to Grain, who then became responsible for the microloan and any related losses. The microloans put back to Grain were accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” Grain was victimized by cyber fraud using synthetic and other forms of fraudulent identifications, a phenomenon that has become prevalent with Fintechs. Pursuant to the terms of its arrangement with Grain, loans found to be fraudulent were put back to Grain and the Company discontinued originating new loans with Grain after May 31, 2022. On November 1, 2023, the Company and Grain signed a Perpetual Software License Agreement in order for the Bank to assume the servicing of the remaining Grain loans. In order to facilitate the transfer of the servicing responsibilities to the Bank, Grain granted the Bank a perpetual right and license to use the Grain software, including the source code to service the remaining loans.

At December 31, 2022, the Bank had 27,886 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $18.2 million and which were performing, in management's opinion, comparably to similar portfolios, offset by a $15.4 million allowance for credit losses, resulting in $2.8 million in Grain microloans, net of allowance for credit losses.

At December 31, 2023, the Bank had 14,727 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $8.0 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $7.0 million allowance for credit losses, resulting in $1.0 million in Grain microloans, net of allowance for credit losses.

Since the beginning of the Bank’s agreement with Grain and through December 31, 2023, 45,322 microloans amounting to $24.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.5 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of December 31, 2023, the Company’s total exposure related to Grain was $1.0 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.6 million of security deposits by Grain borrowers. The $1.5 million of recoveries for the year ended December 31, 2023 and the $17.9 million write-off for the year ended December 31, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.5 million of recoveries for the year ended December 31, 2023, $0.7 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Grain Technologies, Inc. ("Grain") Total Exposure as of December 31, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-December 31, 2023)	$24,104
Write-downs, net of recoveries (year to date as of December 31, 2023)	(15,459)
Cash receipts from Grain (inception-to-December 31, 2023)	(6,819)
Grant/reserve (inception-to-December 31, 2023)	(1,826)
Net receivable as of December 31, 2022	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of December 31, 2023	$7,985
Allowance for credit losses on loan as of December 31, 2023 (1)	(7,026)
Microloans, net of allowance for credit losses on loans as of December 31, 2023	$959
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of December 31, 2023	$—
Total exposure related to Grain as of December 31, 2023 (2)	$959

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain originated borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.6 million of security deposits by Grain originated borrowers.

(2) Total remaining exposure to Grain borrowers. As of November 2023, these loans are now serviced by the Bank.

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

The Company also established a relationship with Raisin Solutions US LLC ("Raisin") (formerly known as SaveBetter, LLC), a fintech startup focusing on brokered deposits. As of December 31, 2023, the Company had $386.6 million in such deposits. The recent regulatory easing of brokered deposit rules enables the Company to classify such deposits as core deposits.

On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Company purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 18% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During the year ended December 31, 2023, the Company made three additional contributions for a total of $1.2 million for a total investment in Bamboo of $3.7 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.75 billion in assets, $1.90 billion in loans receivables, net of allowance for credit losses of $26.2 million, and $1.51 billion in deposits at December 31, 2023, all while investing in infrastructure, implementing digital banking, adopting GPS, diversifying its product offering and partnering with Fintech companies. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total consolidated assets increased $438.7 million, or 19.0%, to $2.75 billion at December 31, 2023 from $2.31 billion at December 31, 2022. The increase in total assets is largely attributable to increases of $402.8 million in net loans receivable, $84.8 million in cash and cash equivalents, $10.7 million in other assets and $8.0 million in mortgage loans held for sale, partially offset by decreases of $49.1 million in held-to-maturity securities, $9.6 million in available-for-sale securities and $5.3 million in Federal Home Loan Bank of New York stock.

Cash and Cash Equivalents. Cash and cash equivalents increased $84.8 million, or 156.1%, to $139.2 million at December 31, 2023, compared to $54.4 million at December 31, 2022. The increase in cash and cash equivalents was primarily attributable to an increase of $255.2 million in net deposits, $167.0 million net proceeds from advances from the FRBNY and FHLBNY, $61.0 million in proceeds from maturities/calls of securities, $10.6 million increases in accrued interest payable and $5.3 million in proceeds from the FHLBNY stock. The increase in cash and cash equivalents was offset from increases of $402.7 million in net loans, and $11.0 million share repurchases.

Securities. The composition of securities at December 31, 2023 and 2022 and the amounts maturing of each classification are summarized as follows:

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,990	2,784	2,985	2,689
More than five years through ten years	—	—	—	—
	2,990	2,784	2,985	2,689
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	4,000	3,863	—	—
More than one year through five years	1,000	536	4,000	3,710
More than five years through ten years	20,790	19,269	21,824	19,649
	25,790	23,668	25,824	23,359
Mortgage-Backed Securities	111,001	93,450	123,134	103,457
Total Available-for-Sale Securities	$139,781	$119,902	$151,943	$129,505

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,819	35,000	34,620
More than five years through ten years	—	—	—	—
	25,000	24,819	35,000	34,620
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	25,000	24,650	—	—
More than one year through five years	50,000	48,265	75,000	71,328
More than five years through ten years	7,500	6,894	7,500	7,410
	82,500	79,809	82,500	78,738
Mortgage-Backed Securities	354,646	345,414	393,320	382,493
Allowance for Credit Losses	(398)	—	—	—
Total Held-to-Maturity Securities	$461,748	$450,042	$510,820	$495,851

The Company securities portfolio decreased $49.1 million in held-to-maturity and $9.6 million in available-for-sale during the year ended December 31, 2023. The decrease was primarily due to a call on one of the securities in the amount of $10.0 million and changes in principal.

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2023 and 2022 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2023		December 31, 2022		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$343,689	17.9%	$343,968	22.6%	$(279)	(0.1%)
Owner-Occupied	152,311	7.9%	134,878	8.8%	17,433	12.9%
Multifamily residential	550,559	28.7%	494,667	32.4%	55,892	11.3%
Nonresidential properties	342,343	17.8%	308,043	20.2%	34,300	11.1%
Construction and land	503,925	26.2%	185,018	12.1%	318,907	172.4%
Total mortgage loans	1,892,827	98.5%	1,466,574	96.1%	426,253	29.1%
Nonmortgage loans:
Business loans (1)	19,779	1.0%	39,965	2.6%	(20,186)	(50.5%)
Consumer loans (2)	8,966	0.5%	19,129	1.3%	(10,163)	(53.1%)
	28,745	1.5%	59,094	3.9%	(30,349)	(51.4%)
Total	$1,921,572	100.0%	$1,525,668	100.0%	$395,904	26.0%

(1)
As of December 31, 2023 and 2022, business loans include $1.0 million and $20.0 million, respectively, of PPP loans.
(2)
As of December 31, 2023 and 2022, consumer loans include $8.0 million and $18.2 million, respectively, of microloans originated by the Bank pursuant to its former arrangement with Grain. As of November 2023, these loans are now serviced by the Bank.

ACL were $26.2 million and $34.6 million at December 31, 2023 and 2022, respectively. Included in allowance for credit losses were $6.8 million and 15.4 million related to Grain at December 31, 2023 and 2022, respectively.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.8% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2023 and 2022, approximately 5.3% and 6.4%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 150% guideline for construction and land mortgage loans and up to 450% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2023 and 2022, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 102.5% and 38.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 269.1% and 194.0% as of December 31, 2023 and 2022, respectively. At December 31, 2023, the Bank was slightly above the 100% guidelines established by the banking regulations but under the 150% guidelines set by the Bank for construction and land mortgage loans and within the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2023 increased $8.0 million to $10.0 million from $2.0 million at December 31, 2022.

Deposits. The composition of deposits at December 31, 2023 and 2022 and changes in dollars and percentages are summarized as follows:

	December 31, 2023		December 31, 2022		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$243,384	16.1%	$289,149	23.1%	$(45,765)	(15.8%)
Interest-bearing deposits:
NOW/IOLA accounts	19,676	1.3%	24,349	1.9%	(4,673)	(19.2%)
Money market accounts (1)	432,735	28.7%	236,143	18.9%	196,592	83.3%
Reciprocal deposits	96,860	6.4%	114,049	9.1%	(17,189)	(15.1%)
Savings accounts	114,139	7.6%	130,432	10.4%	(16,293)	(12.5%)
Total NOW, money market, reciprocal and savings	663,410	44.0%	504,973	40.3%	158,437	31.4%
Certificates of deposit of $250K or more (1)	132,153	8.8%	106,336	8.5%	25,817	24.3%
Brokered certificates of deposit (2)	98,729	6.6%	98,754	7.9%	(25)	(0.0%)
Listing service deposits (2)	14,433	1.0%	35,813	2.9%	(21,380)	(59.7%)
Certificates of deposit less than $250K (1)	355,511	23.6%	217,387	17.4%	138,124	63.5%
Total certificates of deposit	600,826	39.9%	458,290	36.6%	142,536	31.1%
Total interest-bearing deposits	1,264,236	83.9%	963,263	76.9%	300,973	31.2%
Total deposits	$1,507,620	100.0%	$1,252,412	100.0%	$255,208	20.4%

(1)
As of December 31, 2022, $81.7 million of Raisin (formerly known as SaveBetter) deposits were reclassified from money market accounts to certificates of deposits. $36.2 million were reclassified to Certificates of deposits of $250K or more and $45.5 million were reclassified to certificates of deposit less than $250K.
(2)
As of December 31, 2023 and 2022, there were $0.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2023 and 2022. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at December 31, 2023 of $684.4 million in term advances from the FHLBNY and FRBNY and $511.4 million of outstanding term advances from the FHLBNY at December 31, 2022. The Bank also had $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance at December 31, 2023. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million and $90.0 million with two correspondent banks at December 31, 2023 and 2022, respectively, under which there was nothing outstanding at both December 31, 2023 and 2022.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity decreased $1.3 million, or 0.3%, to $491.4 million at December 31, 2023, from $492.7 million at December 31, 2022. This decrease in stockholders’ equity was largely attributable to $11.0 million in share repurchases during 2023, offset by $3.4 million in net income, $2.2 million in other comprehensive loss, $1.9 million impact to additional paid in capital as a result of share-based compensation, $1.1 million as a result of implementation of CECL and $1.1 million from release of ESOP shares.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

The discussion of the Company’s results of operations for the years ended December 31, 2023 and 2022 are presented below. The results of operations for periods may not be indicative of future results.

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2023	2022	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$125,867	$82,752	$43,115	52.1%
Interest expense	60,601	16,149	44,452	275.3%
Net interest income	65,266	66,603	(1,337)	(2.0%)
Provision for loan losses	973	24,046	(23,073)	(96.0%)
Net interest income after provision for loan losses	64,293	42,557	21,736	51.1%
Non-interest income	10,223	6,419	3,804	59.3%
Non-interest expense	68,663	85,822	(17,159)	(20.0%)
Income (loss) before income taxes	5,853	(36,846)	42,699	(115.9%)
Provision (benefit) for income taxes	2,501	(6,845)	9,346	(136.5%)
Net income (loss)	$3,352	$(30,001)	$33,353	(111.2%)
Earnings (loss) per share:
Basic	$0.15	$(1.32)	$1.47	(111.3%)
Diluted	$0.15	$(1.32)	$1.47	(110.9%)

Net Income (Loss). Net income for the year ended December 31, 2023 was $3.4 million compared to net loss of ($30.0) million for the year ended December 31, 2022. Earnings per basic and diluted share was $0.15 for the year ended December 31, 2023 compared to loss per basic and diluted share of ($1.32) for the year ended December 31, 2022. The increase in net income was attributable to an increase in benefit for credit losses and a decrease in non-interest expense and an increase in non-interest income, partially offset by an increase in provision for income taxes and a decrease in net interest income.

Interest and Dividend Income. Interest and dividend income increased $43.1 million, or 52.1%, to $125.9 million for the year ended December 31, 2023 from $82.8 million for the year ended December 31, 2022. Interest income on loans receivable, which is the Bank’s primary source of income, increased $25.9 million, or 37.1% to $95.8 million for the year ended December 31, 2023 from $69.9 million for the year ended December 31, 2022. Interest and dividend income on securities, FHLBNY stock and deposits due from banks increased $17.2 million, or 133.3%, to $30.1 million for the year ended December 31, 2023 from $12.9 million for the year ended December 31, 2022.

The following table presents interest income on loans receivable for the periods indicated:

	For the Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$28,937	$21,406	$7,531	35.2%
Multifamily residential	26,772	17,696	9,076	51.3%
Nonresidential properties	15,934	11,963	3,971	33.2%
Construction and land	21,122	10,443	10,679	102.3%
Business loans	1,599	4,860	(3,261)	(67.1%)
Consumer loans	1,441	3,497	(2,056)	(58.8%)
Total interest income on loans receivable	$95,805	$69,865	$25,940	37.1%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$4,973	$713	$4,260	597.5%
Interest on securities	23,343	11,709	11,634	99.4%
Dividend on FHLBNY stock	1,746	465	1,281	275.5%
Total interest and dividend income	$30,062	$12,887	$17,175	133.3%

Interest Expense. Interest expense increased $44.5 million, or 275.3%, to $60.6 million for the year ended December 31, 2023 from $16.1 million for the year ended December 31, 2022, primarily due to higher market interest rates.

	For the Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$10,114	$4,148	$5,966	143.8%
Money market	24,870	5,604	19,266	343.8%
Savings	116	128	(12)	(9.4%)
NOW/IOLA	33	65	(32)	(49.2%)
Advance payments by borrowers	8	5	3	60.0%
Borrowings	25,460	6,199	19,261	310.7%
Total interest expense	$60,601	$16,149	$44,452	275.3%

Net Interest Income. Net interest income decreased $1.3 million, or 2.0%, to $65.3 million for the year ended December 31, 2023 from $66.6 million for the year ended December 31, 2022. The $1.3 million decrease in net interest income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was attributable to an increase of $44.4 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities, offset by an increase of $43.1 million in interest and dividend income primarily due to increases in average loans receivable and interest and dividend on securities and FHLBNY stock and deposits due from banks.

Net interest rate spread decreased by 151 basis point to 1.65% for the year ended December 31, 2023 from 3.16% for the year ended December 31, 2022. The decrease in the net interest rate spread for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 208 basis points to 3.47% for the year ended December 31, 2023 from 1.39% for the year ended December 31, 2022 and an increase in the average yields on interest-earning assets of 57 basis points to 5.12% for the year ended December 31, 2023 from 4.55% for the year ended December 31, 2022.

Net interest margin decreased 100 basis points for the year ended December 31, 2023, to 2.66% from 3.66% for the year ended December 31, 2022, reflecting an increase in our securities portfolio and our organic loan growth.

The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 5.25%-5.50% during its July 26, 2023 meeting, pushing borrowing costs to the highest level in 22 years. At the January 31, 2024 meeting, the Federal Reserve signaled that it will hold interest steady and indicated it is not ready to start cutting rates. The prior rate increases were in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

Non-Interest Income. Non-interest income increased $3.8 million, or 59.3%, to $10.2 million for the year ended December 31, 2023 from $6.4 million for the year ended December 31, 2022. The $3.8 million increase from the year ended December 31, 2022 was attributable to two grants totaled $4.2 million received from the U.S. Treasury and an increase of $1.7 million in late and prepayment charges, partially offset by decreases of $1.3 million in loan origination and $0.9 million in brokerage commission.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,986	$1,830	$156	8.5%
Brokerage commissions	80	1,020	(940)	(92.2%)
Late and prepayment charges	2,365	623	1,742	279.6%
Income on sale of mortgage loans	598	741	(143)	(19.3%)
Loan origination	—	1,286	(1,286)	(100.0%)
Grant income	4,156	—	4,156	—%
Loss on sale of premises and equipment	—	(436)	436	(100.0%)
Other	1,038	1,355	(317)	(23.4%)
Total non-interest income	$10,223	$6,419	$3,804	59.3%

Non-Interest Expense. Non-interest expense decreased $17.2 million, or 20.0%, to $68.7 million for the year ended December 31, 2023 from $85.8 million for the year ended December 31, 2022. The $17.2 million decrease of non-interest expense from the year ended December 31, 2022 was attributable to a $17.9 million of Grain consumer microloan write-off during the corresponding period last year compared with $1.5 million of Grain consumer microloan recoveries recognized during the current period. The decrease in non-interest expense was also impacted by a $5.0 million contribution to the Ponce De Leon Foundation during the corresponding period last year, partially offset by increases of $2.8 million in compensation and benefits, $2.2 million in provision for contingencies, $1.3 million in data processing expenses and $1.2 million in professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$30,699	$27,914	$2,785	10.0%
Occupancy and equipment	14,568	13,968	600	4.3%
Data processing expenses	5,083	3,779	1,304	34.5%
Direct loan expenses	1,623	2,487	(864)	(34.7%)
Provision for contingencies	2,311	126	2,185	1,734.1%
Insurance and surety bond premiums	1,018	870	148	17.0%
Office supplies, telephone and postage	1,483	1,555	(72)	(4.6%)
Professional fees	7,092	5,904	1,188	20.1%
Contribution to the Ponce De Leon Foundation	—	4,995	(4,995)	( —%)
Grain (recoveries) and write-off	(1,481)	17,940	(19,421)	(108.3%)
Marketing and promotional expenses	825	593	232	39.1%
Directors fees and regulatory assessment	657	705	(48)	(6.8%)
Other operating expenses	4,785	4,986	(201)	(4.0%)
Total non-interest expense	$68,663	$85,822	$(17,159)	(20.0%)

Income Tax Provision. The Company had a provision for income taxes of $2.5 million for the year ended December 31, 2023 compared to a benefit for income taxes of $6.8 million for the year ended December 31, 2022.

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

	For the Years Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,730,275	95,805	5.54%	$1,375,723	$69,865	5.08%
Securities (2)	606,815	23,342	3.85%	357,446	11,709	3.28%
Other (3) (4)	119,923	6,720	5.60%	84,133	1,178	1.40%
Total interest-earning assets	2,457,013	125,867	5.12%	1,817,302	82,752	4.55%
Non-interest-earning assets (4)	115,760			124,351
Total assets	$2,572,773			$1,941,653
Interest-bearing liabilities:
NOW/IOLA	$22,168	$33	0.15%	$30,151	$65	0.22%
Money market (5)	424,160	18,413	4.34%	367,838	5,604	1.52%
Savings	121,550	116	0.10%	138,137	128	0.09%
Certificates of deposit (5)	528,999	16,571	3.13%	407,739	4,148	1.02%
Total deposits	1,096,877	35,133	3.20%	943,865	9,945	1.05%
Advance payments by borrowers	14,869	8	0.05%	11,514	5	0.04%
Borrowings	633,116	25,460	4.02%	206,969	6,199	3.00%
Total interest-bearing liabilities	1,744,862	60,601	3.47%	1,162,348	16,149	1.39%
Non-interest-bearing liabilities:
Non-interest-bearing demand	290,335	—		344,505	—
Other non-interest-bearing liabilities	45,858	—		33,225	—
Total non-interest-bearing liabilities	336,193	—		377,730	—
Total liabilities	2,081,055	60,601		1,540,078	16,149
Total equity	491,718			401,575
Total liabilities and total equity	$2,572,773		3.47%	$1,941,653		1.39%
Net interest income		$65,266			$66,603
Net interest rate spread (6)			1.65%			3.16%
Net interest-earning assets (7)	$712,151			$654,954
Net interest margin (8)			2.66%			3.66%
Average interest-earning assets to interest-bearing liabilities			140.81%			156.35%

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.
(3)
Includes FHLBNY demand account, FHLBNY stock dividends and Interest Rate Swap (see Note 10 of the Notes to the Consolidated Financial Statements).
(4)
FRB demand deposits for prior period have been reclassified for consistency.
(5)
Includes reclassification of $25.7 million of average outstanding balances and $0.7 million of interest expenses from money market to certificates of deposit for the year ended December 31, 2022.
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

	For the Years Ended December 31,
	2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$18,006	$7,934	$25,940
Securities (2)	8,169	3,464	11,633
Other	501	5,041	5,542
Total interest-earning assets	26,676	16,439	43,115
Interest-bearing liabilities:
NOW/IOLA	(17)	(15)	(32)
Money market	858	11,951	12,809
Savings	(15)	3	(12)
Certificates of deposit	1,234	11,189	12,423
Total deposits	2,060	23,128	25,188
Advance payments by borrowers	(5)	8	3
Borrowings	12,764	6,497	19,261
Total interest-bearing liabilities	14,819	29,633	44,452
Change in net interest income	$11,857	$(13,194)	$(1,337)

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Management of Market Risk

General. The most significant form of market risk is interest rate risk because, as a financial institution, the majority of the Bank’s assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of its financial condition and results of operations to changes in market interest rates. The Bank’s Asset/Liability Committee ("ALCO") is responsible for evaluating the interest rate risk inherent in the Bank’s assets and liabilities, for determining the level of risk that is appropriate, given the business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with policies and guidelines approved by the Board of Directors. The Bank currently utilizes a third-party modeling solution that is prepared on a quarterly basis, to evaluate its sensitivity to changing interest rates, given the Bank’s business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

The Bank engages in hedging activities, such as swap transactions. On October 12, 2023 the Bank entered into two interest rate swap transactions with Goldman Sachs Bank USA. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate (see Note 10 of the Notes to the Consolidated Financial Statements).

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2023, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$61,046	(11.37%)
+300	63,004	(8.53%)
+200	65,000	(5.63%)
+100	66,964	(2.78%)
Level	68,878	— %
-100	70,068	1.73%
-200	70,932	2.98%
-300	70,130	1.82%
-400	69,333	0.66%

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

At December 31, 2023, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2023, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$383,085	$(91,006)	(19.20%)	15.27%	(1,920)
+300	409,168	(64,923)	(13.69%)	15.99%	(1,369)
+200	431,197	(42,894)	(9.05%)	16.55%	(905)
+100	453,568	(20,523)	(4.33%)	17.10%	(433)
Level	474,091	—	0.00%	17.56%	—
-100	495,280	21,189	4.47%	18.01%	447
-200	515,555	41,464	8.75%	18.40%	875
-300	538,835	64,744	13.66%	18.84%	1,366
-400	571,312	97,221	20.51%	19.50%	2,051

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

At December 31, 2023, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

Each of the above analyses may not, on its own, be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. The ALCO Committee reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing and capital policies.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve raised the target range for the federal funds rate by 25 basis points to 5.25%-5.50% during its July 26, 2023 meeting, pushing borrowing costs to the highest level in 22 years. At the January 31, 2024 meeting, the Federal Reserve signaled that it will holds interest steady and indicated it is not ready to start cutting rates. The recent increases were in response to inflation rising at a rate not seen in over 40 years. Because of this rising rate environment, the speed with which it is anticipated to be implemented, the significant competitive pressures in our markets and the potential negative impact of these factors on our deposit and loan pricing, our net interest margin may be negatively impacted. Our net interest income may also be negatively impacted if the demand for loans decreases due to the rate increases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2023, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2023, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$110,260	$110,260	$110,260	$110,260	$110,260	$—	$110,260	$28,930	$139,190
Securities (1)	26,981	68,513	116,391	208,107	359,754	242,162	601,916	(20,266)	581,650
Placements with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	192,336	295,027	500,951	982,210	1,797,535	111,445	1,908,980	(3,114)	1,905,866
FHLBNY stock	19,392	19,392	19,392	19,392	19,392	—	19,392	(15)	19,377
Other assets	—	—	—	—	—	—	—	104,390	104,390
Total	$349,218	$493,441	$747,243	$1,320,218	$2,287,190	$353,607	$2,640,797	$109,925	$2,750,722
Liabilities:
Non-maturity deposits	$43,026	$86,052	$172,104	$344,208	$647,511	$69,506	$717,017	$189,777	$906,794
Certificates of deposit	220,322	291,437	449,484	508,888	600,826	—	600,826	—	600,826
Borrowings	204,000	304,000	363,321	413,321	634,421	50,000	684,421	—	684,421
Other liabilities	-	-	-	-	-	-	-	67,286	67,286
Total liabilities	467,348	681,489	984,909	1,266,417	1,882,758	119,506	2,002,264	257,063	2,259,327
Capital	—	—	—	—	—	—	—	491,395	491,395
Total liabilities and capital	$467,348	$681,489	$984,909	$1,266,417	$1,882,758	$119,506	$2,002,264	$748,458	$2,750,722
Asset/liability gap	$(118,130)	$(188,048)	$(237,666)	$53,801	$404,432	$234,101	$638,533
Gap/assets ratio	74.72%	72.41%	75.87%	104.25%	121.48%	295.89%	131.89%

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

	December 31, 2022
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$20,286	$20,286	$20,286	$20,286	$20,286	$—	$20,286	$34,074	$54,360
Securities (1)	21,817	56,680	87,373	185,290	442,280	224,760	667,040	(26,715)	640,325
Placement with banks	1,494	1,494	1,494	1,494	1,494	—	1,494	—	1,494
Net loans (includes LHFS)	146,397	239,265	372,573	560,220	1,400,720	111,402	1,512,122	(17,016)	1,495,106
FHLBNY stock	24,665	24,665	24,665	24,665	24,665	—	24,665	(4)	24,661
Other assets	—	—	—	—	—	—	—	96,043	96,043
Total	$214,659	$342,390	$506,391	$791,955	$1,889,445	$336,162	$2,225,607	$86,382	$2,311,989
Liabilities:
Non-maturity deposits	$31,380	$62,760	$43,848	$169,369	$476,959	$73,985	550,944	243,178	$794,122
Certificates of deposit	59,736	103,461	278,011	327,468	458,290	—	458,290	—	458,290
Borrowings	159,600	177,375	184,375	234,375	467,375	50,000	517,375	—	517,375
Other liabilities	—	—	—	—	—	—	—	49,502	49,502
Total liabilities	250,716	343,596	506,234	731,212	1,402,624	123,985	1,526,609	292,680	1,819,289
Capital	—	—	—	—	—	—	—	492,700	492,700
Total liabilities and capital	$250,716	$343,596	$506,234	$731,212	$1,402,624	$123,985	$1,526,609	$785,380	$2,311,989
Asset/liability gap	$(36,057)	$(1,206)	$157	$60,743	$486,821	$212,177	$698,998
Gap/assets ratio	85.62%	99.65%	100.03%	108.31%	134.71%	271.13%	145.79%
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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $380.4 million and $511.4 million of outstanding term advances from FHLBNY at December 31, 2023 and 2022, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2023. The Bank also has additional borrowing capacity of $344.0 million with the FHLBNY secured by the Bank's loans portfolio at December 31, 2023.

The Bank had $304.0 million of outstanding term advances from the FRBNY at December 31, 2023. No amounts were outstanding at December 31, 2022.

Net cash provided by operating activities was $6.5 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturities, calls and principal repayments on securities was ($332.9) million and ($777.1) million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $411.2 million and $667.7 million for the years ended December 31, 2023 and 2022, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At December 31, 2023 and 2022, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at December 31, 2023 and 2022. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2023 and 2022, the Company had outstanding commitments to originate loans, and extend credit of $591.5 million and $284.1 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $449.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY and FRBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2023 for the periods indicated below:

		For the Years Ending December 31,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Operating leases	$43,957	$3,866	$3,818	$3,668	$3,537	$3,594	$25,474
Vendor obligations (1)	35,437	7,273	5,662	5,633	5,623	5,623	5,623
Borrowings	684,421	363,321	50,000	—	212,000	9,100	50,000
Certificates of deposit	600,826	449,470	59,404	41,365	48,378	2,209	—
Total contractual obligation	$1,364,641	$823,930	$118,884	$50,666	$269,538	$20,526	$81,097

(1) Amounts are for data processing services and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $30.7 million the year ended December 31, 2023. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.8 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $12.8 million the year ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and Note 5 to the consolidated financial statements, as of January 1, 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, the Company adopted ASC 326 as of January 1, 2023, which among other things, required the Company to recognize expected credit losses over the contractual lives of financial assets carried at amortized costs, including loans receivables, utilizing the Current Expected Credit Losses (“CECL”) methodology. The Company’s allowance for credit losses on loans (“ACL”) was $26.2 million as of December 31, 2023.The ACL is estimated by management using information about past events, current conditions and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company collectively evaluates loan pools that share similar risk characteristics which results in the most significant portion of the ACL. A discounted cash flow method is used to evaluate the cash flows for each loan in each collectively evaluated pool which relies on lifetime probabilities of default and loss given default applied to a projective model of the pool’s cash flow while considering prepayment and principal curtailment effects. Management has determined that peer loss data provides the best basis for assessing expected credit losses and has incorporated macroeconomic drivers using a statistical regression modeling methodology, where considered appropriate, to adjust historical loss information for current conditions and reasonable and supportable forecasts. Included in management’s systematic methodology is consideration of the need to qualitatively adjust the ACL for risks not already incorporated within the loss estimation process. The Company considers qualitative adjustments which can either increase or decrease the quantitative model within their qualitative framework.

We identified the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity related to management’s determination of reasonable and supportable forecasts and the identification and measurement of qualitative adjustments. Considering the significant estimation and judgment required by management in determining qualitative adjustments, our audit of the ACL and the related disclosures required a high degree of auditor effort, specialized skills and knowledge, and significant auditor judgment.

How the Critical Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and tested operating effectiveness of controls relating to the ACL, including:
o
Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
o
Controls over management's review and approval of the ACL, including management's determination of a reasonable and supportable forecast and qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.
•
We evaluated management’s determination of reasonable and supportable forecasts, including comparing key factors to independent sources:
o
We evaluated the appropriateness of the quantitative models and reasonableness of management’s qualitative factor adjustment framework, including substantively testing management’s evaluation of risks not already incorporated within the model, the application of qualitative factor adjustments within the framework, and assessing the completeness and accuracy of data utilized in development of the qualitative adjustments.
o
We evaluated management’s judgments and assumptions related to the qualitative adjustments for reasonableness by assessing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.
•
We evaluated analytics and trends of the overall allowance credit loss analysis to assess for reasonableness.
•
We evaluated the mathematical accuracy of formulas used in setting qualitative factors and applications of the factors to loan segments.
•
We utilized professionals with specialized skills and knowledge to assist in evaluating the appropriateness of the quantitative models and the reasonableness of judgments used by management in determining certain qualitative adjustments.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 19, 2024

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

(Dollars in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents:
Cash (1)	$28,930	$31,977
Interest-bearing deposits (1)	110,260	22,383
Total cash and cash equivalents	139,190	54,360
Available-for-sale securities, at fair value (Note 3)	119,902	129,505
Held-to-maturity securities, net of allowance for credit losses of $398 at December 31, 2023 and $0 at December 31, 2022; at amortized cost (fair value 2023 $450,042; 2022 $495,851) (Note 3)	461,748	510,820
Placements with banks	249	1,494
Mortgage loans held for sale, at fair value (Note 4)	9,980	1,979
Loans receivable, net of allowance for credit losses - 2023 $26,154; 2022 $34,592 (Note 5)	1,895,886	1,493,127
Accrued interest receivable	18,010	15,049
Premises and equipment, net (Note 6)	16,053	17,446
Right of use assets (Note 7)	31,272	33,423
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	19,377	24,661
Deferred tax assets (Note 11)	14,332	16,137
Other assets	24,723	13,988
Total assets	$2,750,722	$2,311,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8)	$1,507,620	$1,252,412
Operating lease liabilities	32,684	34,532
Accrued interest payable	11,965	1,390
Advance payments by borrowers for taxes and insurance	10,778	9,724
Borrowings (Note 9)	684,421	517,375
Other liabilities	11,859	3,856
Total liabilities	2,259,327	1,819,289
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of December 31, 2023 and 2022	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 23,785,520 shares outstanding as of December 31, 2023 and 24,861,329 shares issued and 24,859,353 shares outstanding as of December 31, 2022	249	249
Treasury stock, at cost; 1,101,191 shares as of December 31, 2023 and 1,976 shares as of December 31, 2022 (Note 12)	(9,747)	(2)
Additional paid-in-capital	207,106	206,508
Retained earnings	97,420	92,955
Accumulated other comprehensive loss (Note 17)	(15,649)	(17,860)
Unearned Employee Stock Ownership Plan (ESOP); 1,435,732 shares as of December 31, 2023 and 1,569,475 shares as of December 31, 2022 (Note 12)	(12,984)	(14,150)
Total stockholders' equity	491,395	492,700
Total liabilities and stockholders' equity	$2,750,722	$2,311,989

(1) As of December 31, 2022, $2.1 million of FRBNY cash were reclassified from Cash to Interest-bearing deposits.

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Interest and dividend income:
Interest on loans receivable	$95,805	$69,865	$65,532
Interest on deposits due from banks	4,973	713	20
Interest and dividend on securities and FHLBNY stock	25,089	12,174	1,546
Total interest and dividend income	125,867	82,752	67,098
Interest expense:
Interest on certificates of deposit (1)	16,571	4,148	4,244
Interest on other deposits (1)	18,570	5,802	1,427
Interest on borrowings	25,460	6,199	2,581
Total interest expense	60,601	16,149	8,252
Net interest income	65,266	66,603	58,846
Provision for credit losses (Note 3) (Note 5)	973	24,046	2,717
Net interest income after provision for credit losses	64,293	42,557	56,129
Non-interest income:
Service charges and fees	1,986	1,830	1,657
Brokerage commissions	80	1,020	1,324
Late and prepayment charges	2,365	623	1,207
Income on sale of mortgage loans	598	741	5,265
Loan origination	—	1,286	3,021
Grant income	4,156	—	—
Loss on sale of premises and equipment	—	(436)	20,270
Other	1,038	1,355	1,893
Total non-interest income	10,223	6,419	34,637
Non-interest expense:
Compensation and benefits	30,699	27,914	23,262
Occupancy and equipment	14,568	13,968	11,328
Data processing expenses	5,083	3,779	3,015
Direct loan expenses	1,623	2,487	3,888
Provision for contingencies	2,311	126	45
Insurance and surety bond premiums	1,018	870	585
Office supplies, telephone and postage	1,483	1,555	2,054
Professional fees	7,092	5,904	7,629
Contribution to the Ponce De Leon Foundation (Note 2)	—	4,995	—
Grain (recoveries) and write-off (Note 5)	(1,481)	17,940	—
Marketing and promotional expenses	825	593	206
Directors' fees and regulatory assessment	657	705	608
Other operating expenses	4,785	4,986	4,522
Total non-interest expense	68,663	85,822	57,142
Income (loss) before income taxes	5,853	(36,846)	33,624
Provision (benefit) for income taxes (Note 11)	2,501	(6,845)	8,209
Net income (loss)	$3,352	$(30,001)	$25,415
Earnings (loss) per share: (Note 13)
Basic	$0.15	$(1.32)	$1.52
Diluted	$0.15	$(1.32)	$1.51
Weighted average shares outstanding: (Note 13)
Basic	22,745,317	22,690,943	16,744,561
Diluted	22,822,313	22,690,943	16,791,443

(1) For the year ended December 31, 2022, $0.7 million of interest expense were reclassified from Interest on other deposits to Interest on certificates of deposits.

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021

Net income (loss)	$3,352	$(30,001)	$25,415
Net change in unrealized gains (losses) on securities:
Unrealized gain (losses)	2,758	(20,781)	(1,971)
Income (tax) benefit effect	(547)	4,377	380
Total other comprehensive income (loss), net of tax	2,211	(16,404)	(1,591)
Total comprehensive income (loss)	$5,563	$(46,405)	$23,824

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except share data)

									Unearned
								Accumulated	Employee
					Treasury	Additional		Other	Stock
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2020	—	$—	17,125,969	$185	$(18,114)	$85,105	$97,541	$135	$(5,308)	$159,544
Net income	—	—	—	—	—	—	25,415	—	—	25,415
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,591)	—	(1,591)
Release of restricted stock units	—	—	98,232	—	1,385	(1,385)	—	—	—	—
Treasury stock	—	—	201,786	—	3,042	94	—	—	—	3,136
ESOP shares committed to be released (96,500 shares)	—	—	—	—	—	380	—	—	965	1,345
Share-based compensation	—	—	—	—	—	1,407	—	—	—	1,407
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(30,001)	—	—	(30,001)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(16,404)	—	(16,404)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan (ESOP")	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
Release of restricted stock units	—	—	149,495	2	—	(1)	—	—	—	1
Treasury stock	—	—	(1,976)	—	(2)	2	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	109	—	—	1,167	1,276
Share-based compensation	—	—	—	—	—	1,567	—	—	—	1,567
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	3,352	—	—	3,352
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,211	—	2,211
Impact of CECL adoption, net of tax							1,113			1,113
Repurchases of common stock			(1,235,000)		(11,009)	—				(11,009)
Release of restricted stock units	—	—	161,167	—	1,264	(1,264)	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	(24)	—	—	1,166	1,142
Share-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$3,352	$(30,001)	$25,415
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums/discounts on securities, net	(118)	342	120
Gain on sale of mortgage loans	(558)	(184)	(69)
Loss (gain) on sale of real property	—	436	(20,270)
Gain on derivatives	—	(22)	(172)
Grain (recoveries) write-off	(1,481)	17,940	—
Provision for credit losses	973	24,046	2,717
Depreciation and amortization	4,526	4,266	2,473
ESOP compensation expense	1,142	1,372	1,395
Share-based compensation expense	1,886	1,567	1,405
Deferred income taxes	1,258	(7,939)	1,260
Changes in assets and liabilities:
(Increase) decrease in mortgage loans held for sale, at fair value	(7,403)	13,857	18,759
Increase in accrued interest receivable	(2,961)	(2,687)	(966)
Increase in other assets	(10,735)	(11,774)	(10,579)
Increase in accrued interest payable	10,575	1,162	168
Decrease in operating lease liabilities	(2,421)	(2,149)	—
Increase in advance payments by borrowers	1,054	2,067	638
Decrease in mortgage loan funding payable	—	—	(1,483)
Net increase (decrease) in other liabilities	7,404	(2,500)	(2,258)
Net cash provided by operating activities	6,493	9,799	18,553
Cash Flows From Investing Activities:
Proceeds from redemption of FHLBNY Stock	241,818	213,416	1,111
Purchases of FHLBNY Stock	(236,545)	(232,076)	(686)
Purchases of available-for-sale securities	—	(58,383)	(109,878)
Purchases of held-to-maturity securities	—	(528,929)	—
Proceeds from sale of available-for-sale securities	—	—	3,641
Proceeds from maturities, calls and principal repayments on securities	60,954	40,318	9,251
Placements with banks	1,245	996	249
Proceeds from sales of loans	2,779	9,665	14,382
Net increase in loans	(402,748)	(221,576)	(162,657)
Proceeds from sale of real property	—	—	37,619
Purchases of premises and equipment	(411)	(492)	(4,171)
Net cash used in investing activities	(332,908)	(777,061)	(211,139)
Cash Flows From Financing Activities:
Net increase in deposits	255,208	47,696	175,137
Funds received in connection with second-step conversion	—	—	122,000
Common stock issued from vesting of restricted stock units	—	2	—
Proceeds from issuance of preferred stock	—	225,000	—
Repurchase of treasury stock	(11,009)	—	(1,607)
Proceeds from the sale of treasury stock	—	—	4,743
Contribution to the Ponce De Leon Foundation	—	(1,000)	—
Net proceeds from borrowings	167,046	411,120	(11,000)
Net advances on warehouse lines of credit	—	(15,090)	(14,871)
Net cash provided by financing activities	411,245	667,728	274,402
Net increase (decrease) in cash and cash equivalents	84,830	(99,534)	81,816
Cash and Cash Equivalents, including restricted cash:
Beginning	54,360	153,894	72,078
Ending	$139,190	$54,360	$153,894
Supplemental Disclosures:
Cash paid during the year:
Interest	$50,026	$14,987	$8,084
Income taxes	$1,006	$173	$5,970
Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 7:
ROU Assets	$—	$35,870	$—
Operating lease liabilities	—	36,681	—

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

Risks and Uncertainties:

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2023, total interest expenses increased $44.5 million, or 275.3%, to $60.6 million when compared to $16.1 million for the year ended December 31, 2022.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of Mortgage World, a division of the Bank, to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 3 discusses the types of securities in which the Bank invests. Notes 5 and 14 discuss the types of lending that the Bank engages in, and other concentrations.

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

Held-to maturity securities: Effective January 1, 2023, the Company adopted Accounting Standards Topic 326, "Financial Instruments - Credit Losses" which replaced the previously existing U.S. GAAP "incurred loss" approach to "expected credit losses" approach, which is referred as Current Expected Credit Losses ("CECL"). CECL modifies the accounting of impairment on held-for-sale debt securities by recognizing a credit loss through an allowance for credit losses ("ACL"). The Company methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio level. The quantitative component includes the calculation of loss rates using an open pool method. The Company differentiates its loss-rate method for a pool of held-to-maturity corporate securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at current unpaid principal balances, net of the ACL on loans and including net deferred loan origination fees and costs.

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

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and generally will require Ponce Bank to make specific judgments. One of these specific judgments around how Ponce Bank will make or obtain reasonable and supportable forecasts of expected credit losses. Ponce Bank uses the Federal Open Market Committee to obtain various forecasts for unemployment rate, national gross domestic product and the National Consumer Price Index. Ponce Bank has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting Management's view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies, procedures and strategies including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) economic conditions such as the Bank’s market area, customer demographics, portfolio composition, along with national indicators considered impactful to the model; (3) changes in the nature and volume of the portfolio; (4) credit and lending staff/administration; (5) problem with loan trends; (6) concentrations; (7) loan review results; (8) collateral values and (9) regulatory and business environment.

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

Allowances for Credit Losses on Unfunded Commitments: The ACL on unfunded commitments is Management's estimate of expected credit losses over the expected contractual term (or life) in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditional cancellable by the Company. For each portfolio, estimated loss rates and funding factors are applied to the corresponding balance of unfunded commitments and the estimated loss rates applied to unfunded commitments are the same quantitative and qualitative loss rates applied to the corresponding on-balance sheet amounts in determining the ACL on loans. The estimated funding factor applied to unfunded commitments is used to project future average funding and is based upon the Company's average historical utilization rate for each portfolio.

The ACL on unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Conditions. The ACL on unfunded commitments is adjusted through non-interest expense in the Consolidated Statements of Operations.

Loans Held for Sale, at Fair Value: Loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by the Bank’s Mortgage World division and the Company intends to sell these loans on the secondary market. Loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations. At December 31, 2023 and 2022, 19 loans and 4 loans in the amount of $10.0 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Lease expense is recognized on a straight-line basis over the lease term and is included in “Occupancy and equipment” in the Consolidated Statement of Operations. Some of the Company’s lease agreements include rental payments adjusted periodically for inflation which are accounted for as variable lease amounts but are not reflected as a component of the Company’s lease liability. Certain leases also require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises or equipment which are also not reflected as a component of the Company’s lease liability.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Related Party Transactions: Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectability, nor favored treatment or terms, nor present other unfavorable features. Note 18 contains details regarding related party transactions.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the operations and financial position of the Company.

Fair Value of Financial Instruments: Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Reclassification of Prior Year Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations. Refer to Deposits (Note 8) for the Year Ended December 31, 2022 for details on the reclassification.

CDFI Equitable Recovery Program: On September 26, 2023, the Bank received a $3.7 million grant from the U.S. Treasury as part of the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic.

Bank Enterprise Award Program: On November 6, 2023, the Bank received a $0.5 million grant as part of the Bank Enterprise Award Program from the CDFI. Awards under the Bank Enterprise Award Program are subject to the program terms and must be used for qualified activities, which include providing loans, investments and financial services to residents and businesses in distressed communities.

Derivative Financial Instruments: From time to time the company enters into interest rate swaps, a type of derivative instrument, to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The interest rate swaps involve future commitments to exchange interest payment streams with a counterparty based on a notional or contractual amount. All derivative instruments, including interest rate swaps, are subject to counterparty credit risk due to the possibility that the Company will incur a loss because a counterparty fails to meet its contractual obligations. Interest rates swap contracts may be executed only with financial institutions approved by the Company’s Board of Directors.

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. The recognition of changes in the fair value of a derivative instrument varies depending on the intended use of the derivative and the resulting designation. The Company accounts for hedges of customer loans as fair value hedges. The change in fair value of the hedging derivative

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

and the change in fair value of the hedged exposure are recorded in non-interest expense in the Consolidated Statements of Operations. Any hedge ineffectiveness is also reflected in non-interest expense in the Consolidated Statements of Operations. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. All derivative instruments are reported at fair value netted with the respective hedged assets/liabilities in the Consolidated Statements of Financial Condition.

Recent Accounting Pronouncements Not Yet Adopted:

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" (Topic 740)." The amendment to this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

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

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,990	$—	$(206)	$2,784
Corporate Bonds	25,790	—	(2,122)	23,668
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	39,375	—	(6,227)	33,148
FHLMC Certificates	10,163	—	(1,482)	8,681
FNMA Certificates	61,359	—	(9,842)	51,517
GNMA Certificates	104	—	—	104
Total available-for-sale securities	$139,781	$—	$(19,879)	$119,902

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(181)	$24,819
Corporate Bonds	82,500	—	(2,691)	79,809
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	212,093	104	(5,170)	207,027
FHLMC Certificates	3,897	—	(244)	3,653
FNMA Certificates	118,944	—	(4,088)	114,856
SBA Certificates	19,712	166	—	19,878
Allowance for Credit Losses	(398)	—	—	—
Total held-to-maturity securities	$461,748	$270	$(12,374)	$450,042

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

The Company’s securities portfolio had 40 and 42 available-for-sale securities and 35 and 34 held-to-maturity securities at December 31, 2023 and 2022, respectively. There were no available-for-sale and held-to-maturity securities sold during the years ended December 31, 2023 and 2022. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the year ended December 31, 2023. Two available-for-sale securities in the amount of $5.4 million matured and/or were called during the year ended December 31, 2022. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the year ended December 31, 2023 and purchased $58.4 million in available-for-sale securities and $528.9 million in held-to-maturity securities during the year ended December 31, 2022.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022:

	December 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,784	$(206)	$2,784	$(206)
Corporate Bonds	—	—	23,668	(2,122)	23,668	(2,122)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	33,148	(6,227)	33,148	(6,227)
FHLMC Certificates	—	—	8,681	(1,482)	8,681	(1,482)
FNMA Certificates	—	—	51,517	(9,842)	51,517	(9,842)
GNMA Certificates	—	—	—	—	—	—
Total available-for-sale securities	$—	$—	$119,798	$(19,879)	$119,798	$(19,879)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,819	$(181)	$24,819	$(181)
Corporate Bonds	3,288	(212)	76,521	(2,479)	79,809	(2,691)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,875	(725)	112,339	(4,445)	194,214	(5,170)
FHLMC Certificates	—	—	3,653	(244)	3,653	(244)
FNMA Certificates	—	—	114,856	(4,088)	114,856	(4,088)
Total held-to-maturity securities	$85,163	$(937)	$332,188	$(11,437)	$417,351	$(12,374)

	December 31, 2022
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,689	$(296)	$2,689	$(296)
Corporate Bonds	13,138	(1,186)	10,221	(1,279)	23,359	(2,465)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	4,537	(300)	33,240	(6,426)	37,777	(6,726)
FHLMC Certificates	—	—	9,634	(1,676)	9,634	(1,676)
FNMA Certificates	12,111	(1,230)	43,817	(10,041)	55,928	(11,271)
GNMA Certificates	118	(4)	—	—	118	(4)
Total available-for-sale securities	$29,904	$(2,720)	$99,601	$(19,718)	$129,505	$(22,438)
Held-to-Maturity Securities:
U.S. Agency Bonds	$24,620	$(380)	$—	$—	$24,620	$(380)
Corporate Bonds	75,181	(3,819)	—	—	75,181	(3,819)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	215,300	(5,558)	—	—	215,300	(5,558)
FHLMC Certificates	3,177	(115)	675	(153)	3,852	(268)
FNMA Certificates	126,691	(5,227)	—	—	126,691	(5,227)
Total held-to-maturity securities	$444,969	$(15,099)	$675	$(153)	$445,644	$(15,252)

At December 31, 2023 and December 31, 2022, the Company had 40 and 42 available-for-sale securities and 31 and 27 held-to-maturity securities with gross unrealized loss positions, respectively. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2023 and 2022. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe that the debt securities that were in an unrealized loss

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

position as of December 31, 2023 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at December 31, 2023 and 2022. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2023
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,990	2,784
More than five years through ten years	—	—
	2,990	2,784
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	4,000	3,863
More than one year through five years	1,000	536
More than five years through ten years	20,790	19,269
	25,790	23,668
Mortgage-Backed Securities	111,001	93,450
Total available-for-sale securities	$139,781	$119,902
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,819
More than five years through ten years	—	—
	25,000	24,819
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,650
More than one year through five years	50,000	48,265
More than five years through ten years	7,500	6,894
	82,500	79,809
Mortgage-Backed Securities	354,646	345,414
Allowance for Credit Losses	(398)	—
Total held-to-maturity securities	$461,748	$450,042

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2022
	Amortized	Fair
	Cost	Value
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

At December 31, 2023, 26 available-for-sale securities with a fair value totaling $93.3 million and 17 held-to-maturity securities with an amortized cost totaling $193.3 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities. At December 31, 2022 six held-to-maturity securities with an amortized costs totaling $194.9 million were pledged at the FHLBNY as collateral for borrowing activities. No available-for-sale securities were pledged at December 31, 2022.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

	December 31,
	2023	2022
Beginning balance	$—	$—
Impact on CECL adoption	662	—
Benefit for credit losses	(264)	—
Allowance for credit losses	$398	$—

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	December 31,
	2023	2022
	(in thousands)
Mortgage loans held for sale, at fair value	$9,980	$1,979
Mortgage loans held for sale, contractual principal outstanding	9,864	1,979
Fair value less unpaid principal balance	$116	$—

At December 31, 2023 and 2022, the Bank had 19 loans and 4 loans in the amount of $10.0 million and $2.0 million, respectively, were held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At December 31, 2023, there were $4.4 million in loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating. At December 31, 2022, there were no loans held for sale that were greater than 90 days past due.

Note 5. Loans Receivable and Allowance for Credit Losses

Loans at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$343,689	$343,968
Owner-Occupied	152,311	134,878
Multifamily residential	550,559	494,667
Nonresidential properties	342,343	308,043
Construction and land	503,925	185,018
Total mortgage loans	1,892,827	1,466,574
Nonmortgage loans:
Business loans (1)	19,779	39,965
Consumer loans (2)	8,966	19,129
Total non-mortgage loans	28,745	59,094
Total loans, gross	1,921,572	1,525,668
Net deferred loan origination costs	468	2,051
Allowance for loan losses	(26,154)	(34,592)
Loans receivable, net	$1,895,886	$1,493,127

(1)
As of December 31, 2023 and 2022, business loans include $1.0 million and $20.0 million, respectively, of PPP loans.
(2)
As of December 31, 2023 and 2022, consumer loans include $8.0 million and $18.2 million, respectively, of microloans originated by the Bank pursuant to its former arrangement with Grain. As of November 2023, these loans are now serviced by the Bank.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For disclosures related to the ACL and credit quality, the Company does not have any disaggregated classes of loans below the segment level.

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

The following tables present credit risk ratings by loan segment as of December 31, 2023 and 2022:

	December 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$485,747	$546,471	$339,726	$497,266	$19,759	$8,966	$1,897,935
Special mention	2,150	1,109	2,527	—	—	—	5,786
Substandard	8,103	2,979	90	6,659	20	—	17,851
Total	$496,000	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2022
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$462,126	$492,556	$307,307	$173,351	$39,965	$19,129	$1,494,434
Special mention	7,692	1,437	606	—	—	—	9,735
Substandard	9,028	674	130	11,667	—	—	21,499
Total	$478,846	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

An aging analysis of loans, as of December 31, 2023 and 2022, is as follows:

	December 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$342,896	$—	$—	$793	$343,689	$793	$—
Owner-Occupied	150,181	—	—	2,130	152,311	2,130	—
Multifamily residential	546,471	1,109	—	2,979	550,559	2,979	—
Nonresidential properties	342,343	—	—	—	342,343	—	—
Construction and land	497,266	—	—	6,659	503,925	6,659	—
Nonmortgage loans:
Business	19,240	366	8	165	19,779	165	—
Consumer	7,423	536	1,007	—	8,966	—	—
Total	$1,905,820	$2,011	$1,015	$12,726	$1,921,572	$12,726	$—

	December 31, 2022
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$340,495	$1,530	$78	$1,865	$343,968	$3,061	$—
Owner-Occupied	131,510	2,553	—	815	134,878	2,987	—
Multifamily residential	490,024	4,643	—	—	494,667	—	—
Nonresidential properties	303,190	4,246	607	—	308,043	93	—
Construction and land	173,351	—	4,100	7,567	185,018	7,567	—
Nonmortgage loans:
Business	27,657	1,466	7,869	2,973	39,965	—	2,973
Consumer	16,743	1,267	1,119	—	19,129	—	—
Total	$1,482,970	$15,705	$13,773	$13,220	$1,525,668	$13,708	$2,973

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following schedules detail the composition of the ACL and the related recorded investment in loans as of December 31, 2023, and allowance for loan losses for December 31, 2022, and 2021, respectively.

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
(Benefit) provision charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Losses charged-off	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846
Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Losses charged-off	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2021
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,850	$1,260	$5,214	$2,194	$1,820	$254	$278	$14,870
Provision charged to expense	(318)	(127)	508	(29)	204	(32)	2,511	2,717
Losses charged-off	—	—	(38)	—	—	—	(1,342)	(1,380)
Recoveries	8	45	—	—	—	84	8	145
Balance, end of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Ending balance: individually evaluated for impairment	$91	$114	$—	$38	$—	$—	$—	$243
Ending balance: collectively evaluated for impairment	3,449	1,064	5,684	2,127	2,024	306	1,455	16,109
Total	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Loans:
Ending balance: individually evaluated for impairment	$6,672	$5,854	$1,200	$2,995	$917	$13	$—	$17,651
Ending balance: collectively evaluated for impairment	310,632	91,093	347,100	236,696	133,734	150,499	34,693	1,304,447
Total	$317,304	$96,947	$348,300	$239,691	$134,651	$150,512	$34,693	$1,322,098

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

The following information relates to impaired loans as of and for the years ended December 31, 2023, 2022, and 2021:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—	—	—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Year Ended December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$13,333	$10,535	$1,991	$12,526	$205	$12,145	$189
Multifamily residential	1,200	1,200	—	1,200	—	1,139	63
Nonresidential properties	3,494	2,637	358	2,995	38	3,941	38
Construction and land	917	917	—	917	—	307	17
Nonmortgage loans:
Business	13	13	—	13	—	13	—
Consumer	—	—	—	—	—	24	—
Total	$18,957	$15,302	$2,349	$17,651	$243	$17,569	$307

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has not modified any loans with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or any other than insignificant payment delay. At December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At December 31, 2023 and 2022, there were 21 and 23 troubled debt restructured loans totaling $5.9 million and $6.6 million of which $5.2 million and $4.2 million are on accrual status. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring. The financial impact from the concessions made represents specific impairment reserves on these loans, which aggregated to $0.2 million at December 31, 2022.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its agreement with Grain, the Bank is the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originates and services these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

as applicable regulatory and legal requirements. If a microloan is found to be fraudulent, becomes 90 days delinquent upon 90 days of origination or defaults due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing are deemed to have not been complied with and the microloan is put back to Grain, who then becomes responsible for the microloan and any related losses. The microloans put back to Grain are accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” At December 31, 2022, the Bank had 27,886 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $18.2 million and which were performing, in management's opinion, comparably to similar portfolios, offset by a $15.4 million ACL, resulting in $2.8 million in Grain microloans, net of allowance for loan losses.

On November 1, 2023, Ponce Financial Group, Inc. and Grain signed a Perpetual Software License Agreement in order for the Bank to assume the servicing of the remaining Grain loans. In order to facilitate the transfer of the servicing responsibilities to the Bank, Grain granted the Bank a perpetual right and license to use the Grain software, including the source code to service the remaining loans.

At December 31, 2023, the Bank had 14,727 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $8.0 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by a $7.0 million allowance for credit losses, resulting in $1.0 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through December 31, 2023, 45,322 microloans amounting to $24.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.5 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company has written-off its equity investment in Grain of $1.0 million. As of December 31, 2023, the Company’s total exposure to Grain was $1.0 million of the remaining microloans, net of allowance for credit losses, excluding $2.4 million of unused commitments available to Grain borrowers and $1.6 million of security deposits by Grain borrowers. The $1.5 million of recoveries for the year ended December 31, 2023 and the $17.9 million write-off for the year ended December 31, 2022 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations. Of the $1.5 million of recoveries for the year ended December 31, 2023, $0.7 million were payments received from Grain on the Grain Receivable and the remainder were payments from Grain borrowers.

Grain Technologies, Inc. ("Grain") Total Exposure as of December 31, 2023
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-December 31, 2023)	$24,104
Write-downs, net of recoveries (year to date as of December 31, 2023)	(15,459)
Cash receipts from Grain (inception-to-December 31, 2023)	(6,819)
Grant/reserve (inception-to-December 31, 2023)	(1,826)
Net receivable as of December 31, 2022	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of December 31, 2023	$7,985
Allowance for credit losses on loan as of December 31, 2023 (1)	(7,026)
Microloans, net of allowance for credit losses on loans as of December 31, 2023	$959
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of December 31, 2023	$—
Total exposure related to Grain as of December 31, 2023 (2)	$959

(1) Includes $0.3 million for allowance for unused commitments on the $2.4 million of unused commitments available to Grain originated borrowers reported in other liabilities in the accompanying Consolidated Statements of Financial Conditions. Excludes $1.6 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

(2) Total remaining exposure to Grain borrowers. As of November 2023, these loans are now serviced by the Bank.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	15,982	15,808
Furniture, fixtures and equipment	8,611	8,497
	30,242	29,954
Less: accumulated depreciation and amortization	(14,189)	(12,508)
Total premises and equipment	$16,053	$17,446

Depreciation and amortization expense amounted to $1.8 million both for the years ended December 31, 2023 and 2022 and are included in occupancy and equipment in the accompanying consolidated statements of operations.

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

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
	(Dollars in thousands)
Operating lease ROU assets	$31,272	$33,423
Operating lease liabilities	32,684	34,532
Weighted-average remaining lease term-operating leases	12.6 years	13.5 years
Weighted average discount rate-operating leases	4.9%	4.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the Years Ended December 31,
		2023	2022	2021
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$4,150	$4,416	$2,158
Operating lease cost	Other operating expenses	20	7	3
Short-term lease cost	Other operating expenses	19	11	7
Variable lease cost	Occupancy and equipment	126	155	177
Total lease cost		$4,315	$4,589	$2,345

The Company’s minimum annual rental payments under the terms of the leases are as follows at December 31, 2023:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Minimum Rental
Years ended December 31:	(in thousands)
2024	3,866
2025	3,818
2026	3,668
2027	3,537
2028	3,594
Thereafter	25,474
Total Minimum payments required	43,957
Less: implied interest	11,273
Present value of lease liabilities	$32,684

Lease Commitments: As of December 31, 2023, there are noncancelable operating leases for office space that expire on various dates through 2038. Certain of these leases contains escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 8. Deposits

Deposits at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(in thousands)
Demand	$243,384	$289,149
Interest-bearing deposits:
NOW/IOLA accounts	19,676	24,349
Money market accounts (1)	432,735	236,143
Reciprocal deposits	96,860	114,049
Savings accounts	114,139	130,432
Total NOW, money market, reciprocal and savings	663,410	504,973
Certificates of deposit of $250K or more (1)	132,153	106,336
Brokered certificates of deposits (2)	98,729	98,754
Listing service deposits (2)	14,433	35,813
Certificates of deposit less than $250K (1)	355,511	217,387
Total certificates of deposit	600,826	458,290
Total interest-bearing deposits	1,264,236	963,263
Total deposits	$1,507,620	$1,252,412

(1)
As of December 31, 2022, $81.7 million of Raisin deposits were reclassified from money market accounts to certificates of deposits. $36.2 million were reclassified to Certificates of deposits of $250K or more and $45.5 million were reclassified to Certificates of deposit less than $250K.
(2)
As of December 31, 2023 and 2022, there were $0.3 million and $13.6 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At December 31, 2023, scheduled maturities of certificates of deposit were as follows:

December 31,
(in thousands)
2024	$449,470
2025	59,404
2026	41,365
2027	48,378
2028	2,209
$600,826

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million both as of December 31, 2023 and 2022.

Note 9. Borrowings

The Bank had outstanding term advances from the FHLBNY and the FRBNY at December 31, 2023 and outstanding term advances from the FHLBNY at December 31, 2022, respectively.

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $380.4 million and $511.4 million of outstanding term advances from FHLBNY at December 31, 2023 and 2022, respectively and $6.0 million of overnight line of credit advance from the FHLBNY at December 31, 2022. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2023. The Bank also had a guarantee from the FHLBNY through letters of credit of up to $71.2 million and $21.5 million at December 31, 2023 and 2022, respectively.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the FRBNY secured by 50.5% of our total securities portfolio with amortized cost of $304.2 million at December 31, 2023. The Bank had $304.0 million of outstanding term advances from the FRBNY at December 31, 2023. No amounts were outstanding at December 31, 2022.

Borrowed funds at December 31, 2023 and 2022 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2023			2022
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Overnight line of credit advance	$—	$—	—%	$6,000	$6,000	4.61%

FHLBNY and FRBNY Term advances ending:
2023	$—	$—	—	$178,375	$178,375	4.32
2024	363,321	363,321	4.55	50,000	50,000	4.75
2025	50,000	50,000	4.41	50,000	50,000	4.41
2026	—	—	—	—	—	—
2027	212,000	212,000	3.44	183,000	183,000	3.25
2028	9,100	9,100	3.84	—	—	—
Thereafter	50,000	50,000	3.35	50,000	50,000	3.35
	$684,421	$684,421	4.10%	$517,375	$517,375	3.90%

Interest expense on FHLBNY term advances totaled $15.4 million, $5.4 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense on FRBNY term advances totaled $10.0 million, for the year ended December 31, 2023. There was no interest expense on the FRBNY term advances for the years ended December 31, 2022 and 2021.
Note 10. Derivatives and Hedging

During 2023, the Company entered into two derivative financial instruments contracts to enhance its ability to manage interest rate risk that exist as part of its ongoing operations. The Company manages these risks as part of its asset and liability management process. The Company utilized derivative financial instruments to accommodate the business needs and to hedge the exposure that this creates for the Company. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The Company does not use derivative financial instruments for trading purposes.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Interest Rate Swaps

On October 12, 2023 the Bank entered into two interest rate swap transactions designated as fair value hedges. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate.

The table presents the notional amount and fair value of derivatives designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition.

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,435	$4,435
Total Derivatives	$250,000	$4,435	$4,435

There were no hedging instruments as of and for the year ended December 31, 2022.

Note 11. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Federal:
Current	$105	$—	$6,107
Deferred	773	(6,064)	646
	878	(6,064)	6,753
State and local:
Current	1,452	1,094	842
Deferred	696	(7,467)	1,733
	2,148	(6,373)	2,575
Valuation allowance	(525)	5,592	(1,119)
Provision (benefit) for income taxes	$2,501	$(6,845)	$8,209

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Income tax, at federal rate	$1,229	$(7,738)	$7,195
State and local tax, net of federal benefit	1,697	(5,035)	2,034
Valuation allowance, net of federal benefit	(525)	5,592	(1,119)
Other	100	336	99
Provision (benefit) for income taxes	$2,501	$(6,845)	$8,209

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the years ended December 31, 2023 and 2022, the valuation allowance decreased by $0.5 million and increased by $5.6 million, respectively. In 2022, the Company generated large net operating losses in New York State and New York City which increased the 2022 valuation allowance.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2023, the Company had a federal NOL carryforward of $7.6 million.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $64.1 million for New York State purposes and $33.2 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2023, the Bank had a New Jersey NOL carryforward of $0.2 million.

At December 31, 2023 and 2022, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax, Pennsylvania income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2020.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	At December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$8,118	$11,324
Interest on nonaccrual loans	734	317
Unrealized loss on available-for-sale securities	4,230	4,777
Amortization of intangible assets	13	32
Operating lease liabilities	10,145	11,304
Net operating losses	8,131	9,119
Charitable contribution carryforward	1,751	1,859
Compensation and benefits	647	562
Other	1,748	478
Total gross deferred tax assets	35,517	39,772
Deferred tax liabilities:
Depreciation of premises and equipment	863	1,049
Right of use assets	9,707	10,941
Deferred loan fees	145	671
Other	49	29
Total gross deferred tax liabilities	10,764	12,690
Valuation allowance	10,421	10,945
Net deferred tax assets	$14,332	$16,137

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Equity	$547	$(4,378)	$(424)
Operations	944	(7,939)	1,260
	$1,491	$(12,317)	$836

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2023, the salary deferral contribution limit was $22,500; provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) for a total of $30,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year. The 401(k) expenses recorded in the Consolidated Statements of Operations amounted to $0.4 million for the year ended December 31, 2021. There were no 401(k) expenses recorded in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, as this is now part of the KSOP.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 13). As of December 31, 2023, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $13.0 million.

A summary of the ESOP shares as of December 31, 2023 and 2022 are as follows:

	2023	2022
	(Dollars in thousands)
Shares committed-to-be released	133,744	133,744
Shares allocated to participants	437,880	354,227
Unallocated shares	1,435,732	1,569,475
Total	2,007,356	2,057,446
Fair value of unallocated shares	$14,013	$14,628

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expenses recognized for the years ended December 31, 2023 and 2022 were $0.1 million each for the one key executive officer. The SERP expenses recognized for the year ended December 31, 2021 were $0.3 million for the two key executive officers.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31,

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

2023 and 2022, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 4,883, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock. As of December 31, 2023 and 2022, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was none, for both periods.

The product of the number of units granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock units under the Company’s 2018 Incentive Plan. Management recognizes compensation expense for the fair value of restricted stock units on a straight-line basis over the requisite service period for the entire award.

2023 Long-Term Incentive Plan

The Company’s stockholders approved the 2023 Long-Term Incentive Plan (the “2023 Incentive Plan”) at the Special Meeting of Stockholders on June 15, 2023. The maximum number of shares of common stock which can be issued under the Plan is 1,920,368. Of the 1,920,368 shares, the maximum number of shares that may be awarded under the Plan pursuant to the exercise of stock options or stock appreciation rights (“SARs”) is 1,371,691 shares (all of which may be granted as incentive stock options), and the number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 548,677 shares.

Under the 2023 Incentive Plan, the Company made grants equal to 1,102,464 shares on December 7, 2023 which include 302,500 premium incentive options to executive officers, 90,000 non-qualified premium options to outside directors, 47,500 non-premium incentive options to non-executive officers, 488,784 restricted stock units to executive officers, 2,500 restricted stock units to non-executive officers and 171,180 restricted stock units to outside directors. A total of 491,361 options were converted to restricted stock units. As of December 31, 2023, the maximum number of stock options and SARs remaining to be awarded under the 2023 Incentive Plan was 440,330. As of December 31, 2023, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the 2023 Incentive Plan was 50,000.

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	245,840	$9.40
Granted	662,464	9.50
Vested	(161,734)	9.27
Forfeited	(697)	9.15
Non-vested at December 31	745,873	$9.52

	December 31, 2022
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	237,687	$12.65
Conversion and reorganization	93,933	—
Granted	63,715	10.44
Vested	(149,495)	9.11
Forfeited	—	—
Non-vested at December 31	245,840	$9.40

Compensation expense related to restricted stock units for the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $1.4 million and $1.3 million, respectively. As of December 31, 2023, the total remaining unrecognized compensation cost related to restricted stock units was $6.8 million, which is expected to be recognized over the next 20 quarters.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

A summary of the Company’s stock options awards activity and related information for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	352,621	$8.97
Granted	440,000	10.65
Exercised	—	—
Forfeited	—	—
Outstanding at December 31	792,621	9.90
Exercisable at December 31 (1)	261,648	$8.88

	December 31, 2022
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	203,766	$12.02
Conversion and reorganization	80,526	—
Granted	68,329	10.44
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	352,621	$8.97
Exercisable at December 31 (1)	190,508	$8.83

(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $0 for outstanding options and $0.2 million for exercisable options at December 31, 2023 and $0.1 million for outstanding options and $0.1 million for exercisable options at December 31, 2022.

The weighted-average exercise price for outstanding options as of December 31, 2023 was $9.90 per share and the weighted-average remaining contractual life is 8.2 years. The weighted-average period over which it is expected to be recognized is 5.1 years. There were 261,648 and 190,508 shares exercisable as of December 31, 2023 and 2022. Total compensation costs related to stock options recognized was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total remaining unrecognized compensation cost related to unvested stock options was $2.0 million, which is expected to be recognized over the next 20 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2023	2022
Dividend yield	0.00%	0.00%
Expected life	5.5-7.5 years	6.5 years
Expected volatility	37.19%	41.34%
Risk-free interest rate	4.71%	2.65%
Weighted average grant date fair value	4.04	$3.85

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

Treasury Stock:

The Company adopted a share repurchase program effective May 16, 2023 which was completed in August of 2023. Under the repurchase program, the Company was authorized to repurchase up to 1,235,000 shares of the Company's stock or approximately 5% of the Company's then current issued and outstanding shares. During the year ended December 31, 2023, the Company repurchased a total of 1,235,000 shares of the Company's common stock. As of December 31, 2023 and 2022, 1,101,191 shares and 1,976 shares, respectively, were held as treasury stock as a result of share buy-backs and restricted stock units vested during 2023 and restricted stock units vested during 2022, respectively.

Note 13. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands except share data)

Net (loss) income	$3,352	$(30,001)	$25,415

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,263,952	24,246,912	17,256,837
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,518,635	1,555,969	512,276
Basic weighted average common shares outstanding	22,745,317	22,690,943	16,744,561
Basic (loss) earnings per common share	$0.15	$(1.32)	$1.52
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	76,996	—	46,882
Diluted weighted average common shares outstanding	22,822,313	22,690,943	16,791,443
Diluted (loss) earnings per common share	$0.15	$(1.32)	$1.51

Note 14. Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2023 and 2022 are as follows:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31,
	2023	2022
	(in thousands)
Commitments to grant mortgage loans	$529,768	$207,105
Commitments to sell loans at lock-in rates	—	1,676
Unfunded commitments under lines of credit	61,739	72,530
	$591,507	$281,311

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by Mortgage World under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2023.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of December 31, 2023, the total unfunded commitment was $2.4 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million for the year ended December 31, 2023 in EJF Silvergate Ventures Fund LP ("Silvergate"). As of December 31, 2023, the total unfunded commitment was $2.3 million.

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

Note 15. Fair Value

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale under the fair value option was $10.0 million and the aggregate unpaid principal balance amounted to $9.9 million.

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

Derivatives: The Company works directly with a third-party vendor to provide periodic valuations for its interest-rate risk-management agreements to determine fair value of its interest rate swaps executed for interest-rate risk management. The vendor utilizes standard

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,784	$2,784	$—	$—
Corporate bonds	23,668	536	23,132	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,148	—	33,148	—
FHLMC Certificates	8,681		8,681
FNMA Certificates	51,517	—	51,517	—
GNMA Certificates	104	—	104	—
Mortgage Loans Held for Sale, at fair value	9,980	—	9,980	—
Interest rate swap	4,435	—	4,435	—
	$134,317	$3,320	$130,997	$—

		December 31, 2022
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,689	$2,689	$—	$—
Corporate bonds	23,359	730	22,629	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	37,777	—	37,777	—
FHLMC Certificates	9,634	—	9,634	—
FNMA Certificates	55,928	—	55,928	—
GNMA Certificates	118	—	118	—
Mortgage Loans Held for Sale, at fair value	1,979	—	1,979	—
Derivatives from interest rate lock commitments	22	—	—	22
	$131,506	$3,419	$128,065	$22

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,726	$—	$—	$12,726

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$17,952	$—	$—	$17,952

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$139,190	$139,190	$—	$—	$139,190
Available-for-sale securities, at fair value	119,902	3,320	116,582	—	119,902
Held-to-maturity securities, at amortized cost	461,748	—	450,042	—	450,042
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,980	—	9,980	—	9,980
Loans receivable, net	1,895,886	—	—	1,844,507	1,844,507
Accrued interest receivable	18,010	—	18,010	—	18,010
FHLBNY stock	19,377	19,377	—	—	19,377
Interest rate swap	4,435	—	4,435	—	4,435
Financial liabilities:
Deposits:
Demand deposits	243,384	243,384	—	—	243,384
Interest-bearing deposits	663,410	663,410	—	—	663,410
Certificates of deposit	600,826	—	594,234	—	594,234
Advance payments by borrowers for taxes and insurance	10,778	—	10,778	—	10,778
Borrowings	684,421	—	674,155	—	674,155
Interest rate swap	4,435	—	4,435	—	4,435
Accrued interest payable	11,965	—	11,965	—	11,965

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Financial assets:
Cash and cash equivalents	$54,360	$54,360	$—	$—	$54,360
Available-for-sale securities, at fair value	129,505	3,419	126,086	—	129,505
Held-to-maturity securities, at amortized cost	510,820	—	495,851	—	495,851
Placements with banks	1,494	—	1,494	—	1,494
Mortgage loans held for sale, at fair value	1,979	—	1,979	—	1,979
Loans receivable, net	1,493,127	—	—	1,430,864	1,430,864
Accrued interest receivable	15,049	—	15,049	—	15,049
FHLBNY stock	24,661	24,661	—	—	24,661
Financial liabilities:
Deposits:
Demand deposits	289,149	289,149	—	—	289,149
Interest-bearing deposits	504,973	504,973	—	—	504,973
Certificates of deposit	458,290	—	450,224	—	450,224
Advance payments by borrowers for taxes and insurance	9,724	—	9,724	—	9,724
Borrowings	517,375	—	503,406	—	503,406
Accrued interest payable	1,390	—	1,390	—	1,390

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following table reconciles, at December 31, 2023 and 2022, the beginning and ending balances for debt securities available-for-sale that are recognized at fair value on a recurring basis, in the Consolidated Statements of Financial Condition, using significant unobservable inputs.

	December 31,
	2023	2022
	(in thousands)
Beginning balance	$—	$4,929
Total loss included in earnings	—	(344)
Securities sold	—	—
Transfer out of level 3	—	(4,585)
Ending balance	$—	$—

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There was no transfer out of Level 3 assets in the fair value hierarchy at December 31, 2023 and one security transferred out of Level 3 assets in the fair value hierarchy at December 31, 2022. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: There loan commitments on which the committed interest rate is less than the current market rate insignificant at December 31, 2023 and 2022.

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

Note 16. Regulatory Capital Requirements

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of December 31, 2023 and 2022, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 15.30% and 22.53% at December 31, 2023 and 2022.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2023 and 2023 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$533,513	25.06%	$170,302	8.00%	$212,878	10.00%
Tier 1 Capital to Risk-Weighted Assets	507,042	23.82%	127,727	6.00%	170,302	8.00%
Common Equity Tier 1 Capital Ratio	282,042	13.25%	95,795	4.50%	138,371	6.50%
Tier 1 Capital to Total Assets	507,042	19.71%	102,911	4.00%	128,639	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$492,622	23.30%	$169,153	8.00%	$211,441	10.00%
Tier 1 Capital to Risk-Weighted Assets	466,151	22.05%	126,865	6.00%	169,153	8.00%
Common Equity Tier 1 Capital Ratio	466,151	22.05%	95,149	4.50%	137,437	6.50%
Tier 1 Capital to Total Assets	466,151	17.49%	106,591	4.00%	133,239	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$530,241	33.72%	$125,791	8.00%	$157,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,537	32.47%	94,343	6.00%	125,791	8.00%
Common Equity Tier 1 Capital Ratio	285,537	18.16%	70,757	4.50%	102,205	6.50%
Tier 1 Capital to Total Assets	510,537	26.29%	77,665	4.00%	97,082	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$476,519	30.53%	$124,883	8.00%	$156,104	10.00%
Tier 1 Capital to Risk-Weighted Assets	456,816	29.26%	93,662	6.00%	124,883	8.00%
Common Equity Tier 1 Capital Ratio	456,816	29.26%	70,247	4.50%	101,468	6.50%
Tier 1 Capital to Total Assets	456,816	20.47%	89,264	4.00%	111,580	5.00%

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

The Bank’s minimum net worth requirements as of December 31, 2023 and 2022 are reflected below:

Minimum
Requirement
(in thousands)
December 31, 2023
HUD	$1,000

Minimum
Requirement
(in thousands)
December 31, 2022
HUD	$1,000

As of December 31, 2023 and 2022, the Bank was in compliance with all minimum capital requirements as specified above.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 17. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2023
	December 31, 2022	Change	December 31, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$2,211	$(15,649)
Total	$(17,860)	$2,211	$(15,649)

	December 31, 2022
	December 31, 2021	Change	December 31, 2022
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(1,456)	$(16,404)	$(17,860)
Total	$(1,456)	$(16,404)	$(17,860)

Note 18. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance (1)	$8,318	$5,631	$424
Originations (1)	1,725	6,418	10
Payments	(1,233)	(3,731)	(82)
Ending balance	$8,810	$8,318	$352

(1)
The beginning balance for 2022 includes loans held by James Perez who became a director on March 17, 2022.

The Company held deposits in the amount of $8.4 million, $8.0 million and $6.2 million from officers and directors at December 31, 2023, 2022 and 2021, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 19. Parent Company Only Financial Statements

The following are the condensed financial statements of the Parent as of and for the years ended December 31, 2023 and 2022.

	December 31,
ASSETS	2023	2022
	(in thousands)
Cash and cash equivalents	$13,808	$28,318
Investment in Ponce Bank	450,502	438,975
Investment in Lending Front	1,000	1,000
Investment in Bamboo	3,723	2,500
Loan receivable - ESOP	13,317	14,377
Other assets	9,468	7,702
Total assets	$491,818	$492,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	$423	$172
Stockholders' equity	491,395	492,700
Total liabilities and stockholders' equity	$491,818	$492,872

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Interest on ESOP loan	$294	$302
Interest on other deposits	—	4
Net interest income	294	306
Share-based compensation expense	1,888	1,567
Management fee expense	712	504
Office occupancy and equipment	96	80
Professional fees	2,042	1,938
Contribution to the Ponce De Leon Foundation	—	4,995
Other noninterest expenses	100	1,086
Total noninterest expense	4,838	10,170
Loss before income taxes	(4,544)	(9,864)
Benefit for income taxes	(834)	(2,009)
Equity in undistributed earnings of Ponce Bank	7,062	(22,146)
Net income (loss)	$3,352	$(30,001)

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,352	$(30,001)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(7,062)	22,146
Investment in Grain write-off	—	1,000
Deferred income tax	(798)	239
Share-based compensation expense	1,888	1,567
Increase in other assets	(968)	(750)
Net increase in other liabilities	250	992
Net cash used in operating activities	(3,338)	(4,807)
Cash Flows from Investing Activities:
Investment in Lending Front	—	(1,000)
Investment in Bamboo	(1,223)	(2,500)
Investment in Ponce Bank	—	(302,322)
Loan to the ESOP	—	(10,974)
Repayment of ESOP Loan	1,060	1,052
Net cash used in investing activities	(163)	(315,744)
Cash Flows from Financing Activities:
Common stock issued from vesting of restricted stock units	—	2
Proceeds from issuance of preferred stock	—	225,000
Contribution to Ponce De Leon Foundation	—	(1,000)
Repurchase of treasury shares	(11,009)	—
Proceeds from the sale of treasury stock	—	—
Net cash (used in) provided by financing activities	(11,009)	224,002
Net decrease in cash and cash equivalents	(14,510)	(96,549)
Cash and cash equivalents at beginning of year	28,318	124,867
Cash and cash equivalents at end of year	$13,808	$28,318

Note 20. Quarterly Financial Information (unaudited)

	2023				2022
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands except share data)
Net interest income	$17,197	$16,542	$16,282	$15,245	$16,166	$17,611	$15,488	$17,338
(Benefit) provision for credit losses	(375)	535	987	(174)	12,641	9,330	817	1,258
Net interest income after (benefit) provision for credit losses	17,572	16,007	15,295	15,419	3,525	8,281	14,671	16,080
Noninterest income	1,285	5,627	1,492	1,819	437	1,577	2,179	2,226
Noninterest expense	17,897	17,316	17,089	16,361	15,765	25,416	16,567	28,074
Income (loss) before income taxes	960	4,318	(302)	877	(11,803)	(15,558)	283	(9,768)
Provision (benefit) for income taxes	442	1,728	(215)	546	(2,589)	(820)	(488)	(2,948)
Net income (loss)	$518	$2,590	$(87)	$331	$(9,214)	$(14,738)	$771	$(6,820)

Basic earnings (loss) per share	$0.02	$0.12	$—	$0.01	$(0.40)	$(0.64)	$0.03	$(0.31)
Diluted earnings (loss) per share	$0.02	$0.12	$—	$0.01	$(0.40)	$(0.64)	$0.03	$(0.31)
Basic weighted average common shares	22,224,945	22,272,076	23,208,168	23,293,013	23,168,097	23,094,859	23,056,559	21,721,113
Diluted weighted average common shares	22,406,102	22,349,217	23,208,168	23,324,532	23,168,097	23,094,859	23,128,911	21,721,113

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)
Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

c)
Attestation Report of the Registered Public Accounting Firm

Not applicable.

d)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Executive Compensation” section of the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Executive Compensation – Benefit Plans and Agreements – Long-Term Incentive Plan” sections of the Company’s 2024 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2024 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2023 and 2022

(C) Consolidated Statements of Operations for the Years ended December 31, 2023, 2022, and 2021

(D) Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023, 2022, and 2021

(E) Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2023, 2022, and 2021

(F) Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021

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

10.1†	Ponce Bank Employee Stock Ownership Program with 401(k) provisions. (attached as Exhibit 10.1 to the Registrant's Form 10-K (Filed No. 001-41255) filed with the Commission on March 21, 2023).

10.2†

Amendment No.1 to the Ponce Bank Employee Stock Ownership Program with 401(k) provisions. (attached as Exhibit 10.2 to the Registrant's Form 10-K (File No. 001-41255) filed with the Commission on March 21, 2003).

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

10.11†	Employment Agreement of Frank Perez dated April 26, 2023 (attached as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-41255) filed with the Commission on May 2, 2023).
10.12†	Specimen Form of Restricted Stock Unit Award Agreement for Employees (attached as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.13†

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (attached as Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).

10.14†	Specimen Form of Stock Option Agreement for Employees (attached as Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.15†	Specimen Form of Stock Option Agreement for Non-Employee Directors (attached as Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38224) filed with the Commission on December 12, 2018).
10.16†*	Specimen Form of Restricted Stock Unit Award Agreement for Employees under the 2023 Long Term Incentive Plan.

10.17†*	Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan.

10.18†*	Specimen Form of Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan.

10.19†*	Specimen Form of Premium Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan.

10.20†*	Specimen Form of Premium Stock Option Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan.

10.21†	PDL Community Bancorp 2018 Long-Term Incentive Plan (attached as Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-262674) filed with the Commission on February 11, 2022).

10.22†	Ponce Financial Group, Inc. 2023 Long-Term Incentive Plan (attached as Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-41255) filed with the Commission on June 16, 2023).

10.23

Letter Agreement and Securities Purchase Agreement, dated June 7, 2022, by and among Ponce Financial Group and Treasury (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.24

Registration Rights Agreement between Ponce Financial Group and the Treasury, dated June 7, 2022 (attached as Exhibit 10.2 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS	XBRL Instance Document (embedded within the Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

Item 16. FORM 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ponce Financial Group, Inc.

Date: March 19, 2024	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 19, 2024
Carlos P. Naudon

/s/ Sergio J. Vaccaro	Executive Vice President and Chief Financial Officer	March 19, 2024
Sergio J. Vaccaro

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 19, 2024
Steven A. Tsavaris

/s/ James Demetriou	Director	March 19, 2024
James Demetriou

/s/ William Feldman	Director	March 19, 2024
William Feldman

/s/ Julio Gurman	Director	March 19, 2024
Julio Gurman

/s/ Maria Alvarez	Director	March 19, 2024
Maria Alvarez

/s/ Nick Lugo	Director	March 19, 2024
Nick Lugo

/s/ James Perez	Director	March 19, 2024
James Perez