Form 10-Q
period 2024-03-31
Ponce Financial Group, Inc.
filed 2024-05-09
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2024, the registrant had 23,811,732 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 339	Auditor Name: Mazars USA LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2024 and December 31, 2023

(Dollars in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$29,972	$28,930
Interest-bearing deposits	104,752	110,260
Total cash and cash equivalents	134,724	139,190
Available-for-sale securities, at fair value (Note 3)	116,044	119,902
Held-to-maturity securities, net of allowance for credit losses of $473 at March 31, 2024 and $398 at December 31, 2023; at amortized cost (fair value 2024 $438,113; 2023 $450,042) (Note 3)	452,955	461,748
Placements with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	7,860	9,980
Loans receivable, net of allowance for credit losses of $24,664 at March 31, 2024 and $26,154 at December 31, 2023 (Note 5)	1,981,428	1,895,886
Accrued interest receivable	18,063	18,010
Premises and equipment, net	17,396	16,053
Right of use assets (Note 6)	31,021	31,272
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	23,892	19,377
Deferred tax assets	13,919	14,332
Other assets	21,151	24,723
Total assets	$2,818,702	$2,750,722
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,585,784	$1,507,620
Operating lease liabilities	32,486	32,684
Accrued interest payable	4,218	11,965
Advance payments by borrowers for taxes and insurance	13,245	10,778
Borrowings (Note 8)	680,421	684,421
Other liabilities	8,866	11,859
Total liabilities	2,325,020	2,259,327
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of March 31, 2024 and as of December 31, 2023.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 23,790,497 shares outstanding as of March 31, 2024 and 24,886,711 shares issued and 23,785,520 shares outstanding as of December 31, 2023	249	249
Treasury stock, at cost; 1,096,214 shares as of March 31, 2024 and 1,101,191 shares as of December 31, 2023	(9,702)	(9,747)
Additional paid-in-capital	207,584	207,106
Retained earnings	99,834	97,420
Accumulated other comprehensive loss (Note 14)	(16,590)	(15,649)
Unearned compensation ─ ESOP; 1,402,296 shares as of March 31, 2024 and 1,435,732 shares as of December 31, 2023	(12,693)	(12,984)
Total stockholders' equity	493,682	491,395
Total liabilities and stockholders' equity	$2,818,702	$2,750,722

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Interest on loans receivable	$30,664	$19,700
Interest on deposits due from banks	2,911	197
Interest and dividend on securities and FHLBNY stock	6,091	6,459
Total interest and dividend income	39,666	26,356
Interest expense:
Interest on certificates of deposit (1)	6,380	3,225
Interest on other deposits (1)	6,540	2,812
Interest on borrowings	7,923	5,074
Total interest expense	20,843	11,111
Net interest income	18,823	15,245
Benefit for credit losses (Note 3) (Note 5)	(180)	(174)
Net interest income after benefit for credit losses	19,003	15,419
Non-interest income:
Service charges and fees	473	491
Brokerage commissions	8	15
Late and prepayment charges	359	729
Income on sale of mortgage loans	302	99
Other	565	485
Total non-interest income	1,707	1,819
Non-interest expense:
Compensation and benefits	7,844	7,446
Occupancy and equipment	3,667	3,570
Data processing expenses	1,127	1,192
Direct loan expenses	732	412
Provision for contingencies	164	985
Insurance and surety bond premiums	253	265
Office supplies, telephone and postage	249	399
Professional fees	1,723	1,455
Grain recoveries (Note 5)	(53)	(914)
Marketing and promotional expenses	100	128
Directors' fees and regulatory assessment	179	155
Other operating expenses	965	1,268
Total non-interest expense	16,950	16,361
Income before income taxes	3,760	877
Provision for income taxes	1,346	546
Net income	$2,414	$331
Earnings per common share (Note 10):
Basic	$0.11	$0.01
Diluted	$0.11	$0.01
Weighted average common shares outstanding (Note 10):
Basic	22,353,492	23,293,013
Diluted	22,366,728	23,324,532

(1)
For the three months ended March 31, 2023, $1.4 million of interest expense were reclassified from Interest on other deposits to Interest on certificates of deposits.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2024 and 2023

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income	$2,414	$331
Net change in unrealized (losses) gain on securities:
Unrealized (losses) gain	(1,196)	1,564
Income benefit (tax) effect	255	(333)
Total other comprehensive (loss) income, net of tax	(941)	1,231
Total comprehensive income	$1,473	$1,562

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2024 and 2023

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$2,414	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(39)	(30)
Gain on sale of loans	(276)	—
Gain on derivatives	—	(119)
Grain recoveries	(53)	(914)
Benefit for credit losses	(180)	(174)
Depreciation and amortization	673	742
ESOP compensation expense	297	262
Share-based compensation expense	517	404
Deferred income taxes	667	391
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, fair value	2,396	(1,008)
Increase in accrued interest receivable	(53)	(386)
Decrease (increase) in other assets	3,572	(778)
(Decrease) increase in accrued interest payable	(7,747)	377
Decrease in operating lease liabilities	(198)	(224)
Increase in advance payments by borrowers	2,467	5,178
(Decrease) increase in other liabilities	(2,996)	2,094
Net cash provided by operating activities	1,461	6,146
Cash Flows From Investing Activities:
Net purchase and redemption of FHLBNY stock	(4,500)	5,452
Proceeds from maturities, calls and principal repayments on securities	11,419	21,140
Placements with banks	—	249
Net increase in loans	(79,278)	(117,890)
Purchase of loans	(5,956)	—
Purchases of premises and equipment	(1,776)	(235)
Net cash used in investing activities	(80,091)	(91,284)
Cash Flows From Financing Activities:
Net increase in deposits	78,164	84,465
Net proceeds from borrowings	(4,000)	131,000
Net cash provided by financing activities	74,164	215,465
Net (decrease) increase in cash and cash equivalents	(4,466)	130,327
Cash and cash equivalents at beginning of period	139,190	54,360
Cash and cash equivalents at end of period	$134,724	$184,687
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$28,590	$10,734
Cash paid for income taxes	$290	$37

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

For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company' Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 19, 2024 (the "2023 Form 10-K").

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations. Refer to Deposits (Note 8) for the Three Months Ended March 31, 2023 for details on the reclassification.

Recent Accounting Pronouncements Not Yet Adopted:

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoptions is permitted. The Company does not expect this standard to have an impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)." The amendment to this update addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

Note 2. Preferred Stock

Preferred Stock

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,991	$—	$(211)	$2,780
Corporate Bonds	25,782	—	(2,262)	23,520
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	38,183	—	(6,229)	31,954
FHLMC Certificates	9,903	—	(1,424)	8,479
FNMA Certificates	60,158	—	(10,948)	49,210
GNMA Certificates	102	—	(1)	101
Total available-for-sale securities	$137,119	$—	$(21,075)	$116,044

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(289)	$24,711
Corporate Bonds	82,500	—	(2,211)	80,289
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	207,079	—	(7,468)	199,611
FHLMC Certificates	3,819	—	(253)	3,566
FNMA Certificates	116,085	—	(5,263)	110,822
SBA Certificates	18,945	169	—	19,114
Allowance for Credit Losses	(473)	—	—	—
Total held-to-maturity securities	$452,955	$169	$(15,484)	$438,113

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

The Company’s securities portfolio had 40 available-for-sale securities and 33 held-to-maturity securities at both March 31, 2024 and December 31, 2023. There were no available-for-sale and held-to-maturity securities sold during the three months ended March 31, 2024 and for the year ended December 31, 2023. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the year ended December 31, 2023. There were no securities that matured and/or were called during the three months ended March 31, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the three months ended March 31, 2024 and during the year ended December 31, 2023.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,780	$(211)	$2,780	$(211)
Corporate Bonds	—	—	23,520	(2,262)	23,520	(2,262)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	31,954	(6,229)	31,954	(6,229)
FHLMC Certificates	—	—	8,479	(1,424)	8,479	(1,424)
FNMA Certificates	—	—	49,210	(10,948)	49,210	(10,948)
GNMA Certificates	—	—	101	(1)	101	(1)
Total available-for-sale securities	$—	$—	$116,044	$(21,075)	$116,044	$(21,075)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,711	$(289)	$24,711	$(289)
Corporate Bonds	3,304	(196)	76,985	(2,015)	80,289	(2,211)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,444	(423)	166,167	(7,045)	199,611	(7,468)
FHLMC Certificates	—	—	3,566	(253)	3,566	(253)
FNMA Certificates	—	—	110,822	(5,263)	110,822	(5,263)
Total held-to-maturity securities	$36,748	$(619)	$382,251	$(14,865)	$418,999	$(15,484)

	December 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,784	$(206)	$2,784	$(206)
Corporate Bonds	—	—	23,668	(2,122)	23,668	(2,122)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	33,148	(6,227)	33,148	(6,227)
FHLMC Certificates	—	—	8,681	(1,482)	8,681	(1,482)
FNMA Certificates	—	—	51,517	(9,842)	51,517	(9,842)
GNMA Certificates	—	—	—	—	—	—
Total available-for-sale securities	$—	$—	$119,798	$(19,879)	$119,798	$(19,879)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,819	$(181)	$24,819	$(181)
Corporate Bonds	3,288	(212)	76,521	(2,479)	79,809	(2,691)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,875	(725)	112,339	(4,445)	194,214	(5,170)
FHLMC Certificates	—	—	3,653	(244)	3,653	(244)
FNMA Certificates	—	—	114,856	(4,088)	114,856	(4,088)
Total held-to-maturity securities	$85,163	$(937)	$332,188	$(11,437)	$417,351	$(12,374)

At March 31, 2024 and December 31, 2023, the Company had 40 available-for-sale securities, for both periods, and 30 and 31 held-to-maturity securities at March 31, 2024 and December 31, 2023, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2024 and December 31, 2023. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies. The Company does not believe

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

that the debt securities that were in an unrealized loss position as of March 31, 2024 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at March 31, 2024 and December 31, 2023. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2024
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,991	2,780
More than five years through ten years	—	—
	2,991	2,780
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	4,000	3,910
More than one year through five years	1,000	137
More than five years through ten years	20,782	19,473
	25,782	23,520
Mortgage-Backed Securities	108,346	89,744
Total available-for-sale securities	$137,119	$116,044
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,711
More than five years through ten years	—	—
	25,000	24,711
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,673
More than one year through five years	50,000	48,851
More than five years through ten years	7,500	6,765
	82,500	80,289
Mortgage-Backed Securities	345,928	333,113
Allowance for Credit Losses	(473)	—
Total held-to-maturity securities	$452,955	$438,113

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized	Fair
	Cost	Value
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

At March 31, 2024, 20 available-for-sale securities with a fair value totaling $66.0 million and 11 held-to-maturity securities with an amortized cost totaling $136.6 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities. At December 31, 2023, 26 available-for-sale securities with a fair value totaling $93.3 million and 17 held-to-maturity securities with an amortized cost totaling $193.3 million were pledged at the FRBNY as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2024	December 31, 2023
Allowance for credit losses on securities at beginning of period	$398	$—
Impact on CECL adoption	—	662
Provision (benefit) for credit losses	75	(264)
Allowance for credit losses on securities at end of period	$473	$398

At March 31, 2024 and December 31, 2023, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	March 31,	December 31,
	2024	2023
	(in thousands)
Mortgage loans held for sale, at fair value	$7,860	$9,980
Mortgage loans held for sale, contractual principal outstanding	7,776	9,864
Fair value less unpaid principal balance	$84	$116

At March 31, 2024 and December 31, 2023, the Bank had 10 loans and 19 loans in the amount of $7.9 million and $10.0 million, respectively, that were classified as held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At March 31, 2024 and December 31, 2023, there were $4.4 million, for both periods, in loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$339,331	$343,689
Owner-Occupied	150,842	152,311
Multifamily residential	545,825	550,559
Nonresidential properties	327,350	342,343
Construction and land	608,665	503,925
Total mortgage loans	1,972,013	1,892,827
Nonmortgage loans:
Business loans	26,664	19,779
Consumer loans (1)	6,741	8,966
Total non-mortgage loans	33,405	28,745
Total loans, gross	2,005,418	1,921,572
Net deferred loan origination costs	674	468
Allowance for Credit Losses	(24,664)	(26,154)
Loans receivable, net	$1,981,428	$1,895,886

(1)
As of March 31, 2024 and December 31, 2023, consumer loans include $5.7 million and $8.0 million, respectively, of microloans originated by the Bank pursuant to its arrangement with Grain.

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

The following tables present credit risk ratings by loan segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$480,635	$540,088	$324,319	$602,489	$26,434	$6,741	$1,980,706
Special mention	1,855	—	2,517	—	230	—	4,602
Substandard	7,683	5,737	514	6,176	—	—	20,110
Total	$490,173	$545,825	$327,350	$608,665	$26,664	$6,741	$2,005,418

	December 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$485,747	$546,471	$339,726	$497,266	$19,759	$8,966	$1,897,935
Special mention	2,150	1,109	2,527	—	—	—	5,786
Substandard	8,103	2,979	90	6,659	20	—	17,851
Total	$496,000	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

An aging analysis of loans, as of March 31, 2024 and December 31, 2023, is as follows:

	March 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$338,650	$—	$281	$400	$339,331	$400	$—
Owner-Occupied	148,969	—	—	1,873	150,842	1,873	—
Multifamily residential	540,088	—	1,639	4,098	545,825	4,098	—
Nonresidential properties	324,392	2,517	—	441	327,350	441	—
Construction and land	602,488	—	—	6,177	608,665	6,177	—
Nonmortgage loans:
Business	26,005	274	9	376	26,664	146	230
Consumer	5,983	364	394	—	6,741	—	—
Total	$1,986,575	$3,155	$2,323	$13,365	$2,005,418	$13,135	$230

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$342,896	$—	$—	$793	$343,689	$793	$—
Owner-Occupied	150,181	—	—	2,130	152,311	2,130	—
Multifamily residential	546,471	1,109	—	2,979	550,559	2,979	—
Nonresidential properties	342,343	—	—	—	342,343	—	—
Construction and land	497,266	—	—	6,659	503,925	6,659	—
Nonmortgage loans:
Business	19,240	366	8	165	19,779	165	—
Consumer	7,423	536	1,007	—	8,966	—	—
Total	$1,905,820	$2,011	$1,015	$12,726	$1,921,572	$12,726	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three months ended March 31, 2024 and 2023, and as of and for the year ended December 31, 2023:

	For the Three Months Ended March 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Provision (benefit) charged to expense	(158)	(49)	(151)	(940)	1,596	82	(635)	(255)
Charge-offs	—	—	—	—	—	(52)	(1,302)	(1,354)
Recoveries	—	—	—	—	—	—	119	119
Balance, end of period	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
Ending balance: individually evaluated for impairment	$—	$75	$—	$—	$—	$142	$—	$217
Ending balance: collectively evaluated for impairment	4,257	1,888	4,214	2,236	6,403	419	5,030	24,447
Total	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
Loans:
Ending balance: individually evaluated for impairment	$399	$1,874	$4,098	$441	$6,177	$146	$—	$13,135
Ending balance: collectively evaluated for impairment	338,932	148,968	541,727	326,909	602,488	26,518	6,741	1,992,283
Total	$339,331	$150,842	$545,825	$327,350	$608,665	$26,664	$6,741	$2,005,418

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	135	182	455	16	750	1	(1,860)	(321)
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(2,569)	(2,569)
Recoveries	—	—	—	—	—	—	363	363
Balance, end of period	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Ending balance: individually evaluated for impairment	$60	$100	$—	$37	$—	$40	$—	$237
Ending balance: collectively evaluated for impairment	4,704	1,951	4,514	3,281	2,522	317	11,449	28,738
Total	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Loans:
Ending balance: individually evaluated for impairment	$5,234	$5,576	$1,439	$792	$11,905	$40	$—	$24,986
Ending balance: collectively evaluated for impairment	349,325	143,905	551,991	313,768	223,252	19,850	14,227	1,616,318

Total	$354,559	$149,481	$553,430	$314,560	$235,157	$19,890	$14,227	$1,641,304

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846
Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the three months ended March 31, 2024 and 2023 and as of and for the year ended December 31, 2023:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,256	$1,825	$448	$2,273	$75	$2,598	$4
Multifamily residential	4,069	4,098	—	4,098	—	3,539	35
Nonresidential properties	441	441	—	441	—	221	—
Construction and land	6,177	6,177	—	6,177	—	6,418	987
Nonmortgage loans:
Business	146	—	146	146	142	156	—
Consumer	—	—	—	—	—	—	—
Total	$13,089	$12,541	$594	$13,135	$217	$12,932	$1,026

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$11,212	$9,452	$1,358	$10,810	$160	$10,197	$83
Multifamily residential	1,437	1,439	—	1,439	—	720	—
Nonresidential properties	833	452	340	792	37	796	7
Construction and land	11,905	11,905	—	11,905	—	9,736	—
Nonmortgage loans:
Business	40	—	40	40	40	20	—
Consumer	—	—	—	—	—	—	—
Total	$25,427	$23,248	$1,738	$24,986	$237	$21,469	$90

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has not modified any loans with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At March 31, 2024 and December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At March 31, 2024 and December 31, 2023, there were 20 and 21 troubled debt restructured loans totaling $5.6 million and $5.9 million of which $4.9 million and $5.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At March 31, 2024, the Bank had 11,939 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $5.7 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $4.9 million allowance for credit losses, resulting in $0.9 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through March 31, 2024, 45,322 microloans amounting to $24.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.4 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of March 31, 2024, the Company’s total exposure to Grain was $0.9 million of the remaining microloans, net of allowance for credit losses, excluding $1.6 million of security deposits by Grain borrowers. The $0.1 million of recoveries for the three months ended March 31, 2024 and the $0.9 million recoveries for the three months ended March 31, 2023 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technology, Inc. ("Grain") Total Exposure as of March 31, 2024
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-March 31, 2024)	$24,051
Write-downs, net of recoveries (inception-to-date as of March 31, 2024)	(15,406)
Cash receipts from Grain (inception-to-March 31, 2024)	(6,819)
Grant/reserve (inception-to-March 31, 2024)	(1,826)
Net receivable as of March 31, 2024	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of March 31, 2024	$5,731
Allowance for credit losses as of March 31, 2024 (1)	(4,868)
Microloans, net of allowance for credit losses as of March 31, 2024	$863
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of March 31, 2024	$—
Total exposure to Grain as of March 31, 2024 (2)	$863

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(1) Excludes $1.6 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

(2) Total remaining exposure to Grain borrowers. These loans are now serviced by the Bank.

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

At March 31, 2024 and December 31, 2023, the allowance for off-balance sheet credit losses was $3.8 million and $3.6 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2024 and 2023, the Company had $0.2 million and $1.0 million, respectively, in credit loss provision for off-balance-sheet items, which are included in "Provision for contingencies" on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2024	December 31, 2023
Allowance for credit losses on unfunded commitment at beginning of period	$3,613	$354
Impact on CECL adoption	—	948
Provision for credit losses	164	2,311
Allowance for credit losses on unfunded commitment at end of period	$3,777	$3,613

Note 6. Leases

The Company has 16 operating leases for branches (including headquarters) and office spaces and five operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.8 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease ROU assets	$31,021	$31,272
Operating lease liabilities	32,486	32,684
Weighted-average remaining lease term-operating leases	12.4 years	12.6 years
Weighted average discount rate-operating leases	4.9%	4.9%

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended
		March 31,
		2024	2023
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,026	$1,015
Operating lease cost	Other operating expenses	3	4
Short-term lease cost	Other operating expenses	5	6
Variable lease cost	Occupancy and equipment	39	31
Total lease cost		$1,073	$1,056

The Company’s minimum annual rental payments under the terms of the leases are as follows at March 31, 2024:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2024	$2,912
2025	3,818
2026	3,668
2027	3,537
2028	3,594
Thereafter	25,474
Total Minimum payments required	43,003
Less: implied interest	10,517
Present value of lease liabilities	$32,486

Note 7. Deposits

Deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Demand (1)	$191,541	$185,151
Interest-bearing deposits:
NOW/IOLA accounts (1)	73,202	77,909
Money market accounts	482,344	432,735
Reciprocal deposits	97,718	96,860
Savings accounts	112,713	114,139
Total NOW, money market, reciprocal and savings	765,977	721,643
Certificates of deposit of $250K or more	146,296	132,153
Brokered certificates of deposits (2)	94,689	98,729
Listing service deposits (2)	12,688	14,433
Certificates of deposit less than $250K	374,593	355,511
Total certificates of deposit	628,266	600,826
Total interest-bearing deposits	1,394,243	1,322,469
Total deposits	$1,585,784	$1,507,620

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of March 31, 2024 and December 31, 2023, there were $1.5 million and $0.3 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At March 31, 2024 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2024	$406,857
2025	127,741
2026	43,472
2027	47,284
2028	2,245
Thereafter	667
$628,266

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both March 31, 2024 and December 31, 2023.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY and the FRBNY at March 31, 2024 and December 31, 2023 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $480.4 million and $380.4 million of outstanding term advances from the FHLBNY at March 31, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2024 and December 31, 2023.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the FRBNY secured by 36.7% of our total securities portfolio with amortized cost of $216.8 million at March 31, 2024. The Bank had $200.0 million and $304.0 million of outstanding term advances from the FRBNY at March 31, 2024 and December 31, 2023, respectively.

Borrowed funds at March 31, 2024 and December 31, 2023 consist of the following and are summarized by maturity and call date below:

	March 31,			December 31,
	2024			2023
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Term advances ending:
2024	$109,321	$109,321	5.15%	$363,321	$363,321	4.55%
2025	250,000	250,000	4.69	50,000	50,000	4.41
2026	50,000	50,000	4.83	—	—	—
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
Thereafter	50,000	50,000	3.35	50,000	50,000	3.35
	$680,421	$680,421	4.28%	$684,421	$684,421	4.10%

Interest expense on term advances totaled $7.9 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively.

Note 9. Derivatives and Hedging

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

Interest Rate Swaps

The Bank is a party to two interest rate swap transactions designated as fair value hedges. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate.

The tables present the notional amount and fair value of derivatives designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition.

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of March 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$1,496	$1,496
Total Derivatives	$250,000	$1,496	$1,496

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,435	$4,435
Total Derivatives	$250,000	$4,435	$4,435

Note 10. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands except share data)

Net income	$2,414	$331

Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,788,856	24,862,118
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,435,364	1,569,105
Basic weighted average common shares outstanding	22,353,492	23,293,013
Basic earnings per common share	$0.11	$0.01
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	13,236	31,519
Diluted weighted average common shares outstanding	22,366,728	23,324,532
Diluted earnings per common share	$0.11	$0.01

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Commitments to grant mortgage loans	$540,823	$529,768
Unfunded commitments under lines of credit	64,807	61,739
	$605,630	$591,507

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

Commitments to Sell Loans at Lock-in Rates: In order to assure itself of a marketplace to sell its loans, The Bank has agreements with investors who will commit to purchase loans at locked-in rates. The Bank has off-balance sheet market risk to the extent that the Bank does not obtain matching commitments from these investors to purchase the loans. This will expose the Bank to the lower of cost or market valuation environment.

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2024.

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

Unfunded Commitments with Bamboo: On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Company purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 19.84% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During 2023, the Company made additional contributions for a total of $1.2 million. During the first quarter of 2024, the Company made two additional contributions for a total of $0.5 million and then made an additional payment of $0.2 million in April of 2024 for a total investment in Bamboo of $4.4 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of March 31, 2024, the total unfunded commitment was $2.4 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of March 31, 2024, the total unfunded commitment was $2.3 million.

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

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in the New York City metropolitan area. Generally, such loans most often are secured by residential properties. The loans are expected to be repaid from the borrowers' cash flows.

Legal Matters: The Company is involved in various legal proceedings which have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Note 12. Fair Value

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $7.9 million and the aggregate unpaid principal amounted to $7.8 million.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Derivatives: The Company works directly with a third-party vendor to provide periodic valuations for its interest-rate risk-management agreements to determine fair value of its interest rate swaps executed for interest-rate risk management. The vendor utilizes standard valuation methodologies applicable to interest rate derivatives based on readily observable market data and are therefore considered Level 2 valuations.

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,780	$2,780	$—	$—
Corporate bonds	23,520	—	23,520	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	31,954	—	31,954	—
FHLMC Certificates	8,479	—	8,479	—
FNMA Certificates	49,210	—	49,210	—
GNMA Certificates	101	—	101	—
Mortgage Loans Held for Sale, at fair value	7,860	—	7,860	—
Interest rate swap	1,496	—	1,496	—
	$125,400	$2,780	$122,620	$—

		December 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,784	$2,784	$—	$—
Corporate bonds	23,668	536	23,132	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,148	—	33,148	—
FHLMC Certificates	8,681	—	8,681	—
FNMA Certificates	51,517	—	51,517	—
GNMA Certificates	104	—	104	—
Mortgage Loans Held for Sale, at fair value	9,980	—	9,980	—
Interest rate swap	4,435	—	4,435	—
	$134,317	$3,320	$130,997	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$13,135	$—	$—	$13,135

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,726	$—	$—	$12,726

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2024
Financial assets:
Cash and cash equivalents	$134,724	$134,724	$—	$—	$134,724
Available-for-sale securities, at fair value	116,044	2,780	113,264	—	116,044
Held-to-maturity securities, at amortized cost, net	452,955	—	438,113	—	438,113
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	7,860	—	7,860	—	7,860
Loans receivable, net	1,981,428	—	—	1,935,063	1,935,063
Accrued interest receivable	18,063	—	18,063	—	18,063
FHLBNY stock	23,892	23,892	—	—	23,892
Interest rate swap	1,496	—	1,496	—	1,496
Financial liabilities:
Deposits:
Demand deposits	191,541	191,541	—	—	191,541
Interest-bearing deposits	765,977	765,977	—	—	765,977
Certificates of deposit	628,266	—	621,250	—	621,250
Advance payments by borrowers for taxes and insurance	13,245	—	13,245	—	13,245
Borrowings	680,421	—	667,493	—	667,493
Interest rate swap	1,496	—	1,496	—	1,496
Accrued interest payable	4,218	—	4,218	—	4,218

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$139,190	$139,190	$—	$—	$139,190
Available-for-sale securities, at fair value	119,902	3,320	116,582	—	119,902
Held-to-maturity securities, at amortized cost	461,748	—	450,042	—	450,042
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,980	—	9,980	—	9,980
Loans receivable, net	1,895,886	—	—	1,844,507	1,844,507
Accrued interest receivable	18,010	—	18,010	—	18,010
FHLBNY stock	19,377	19,377	—	—	19,377
Interest rate swap	4,435		4,435		4,435
Financial liabilities:
Deposits:
Demand deposits (1)	185,151	185,151	—	—	185,151
Interest-bearing deposits (1)	721,643	721,643	—	—	721,643
Certificates of deposit	600,826	—	594,234	—	594,234
Advance payments by borrowers for taxes and insurance	10,778	—	10,778	—	10,778
Borrowings	684,421	—	674,155	—	674,155
Interest rate swap	4,435	—	4,435	—	4,435
Accrued interest payable	11,965	—	11,965	—	11,965

(1)
As of December 31, 2023, $58.2 million were reclassified from demand deposits to interest-bearing deposits.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at March 31, 2024 and December 31, 2023. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2024 and December 31, 2023.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2024 and 2023 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

Note 13. Regulatory Capital Requirements

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2024 and December 31, 2023, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 14.8% at March 31, 2024 and 15.3% at December 31, 2023.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2024 and December 31, 2023 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$537,748	24.47%	$175,777	8.00%	$219,721	10.00%
Tier 1 Capital to Risk-Weighted Assets	510,271	23.22%	131,833	6.00%	175,777	8.00%
Common Equity Tier 1 Capital Ratio	285,271	12.98%	98,874	4.50%	142,819	6.50%
Tier 1 Capital to Total Assets	510,271	17.59%	116,020	4.00%	145,025	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$497,240	22.79%	$174,565	8.00%	$218,206	10.00%
Tier 1 Capital to Risk-Weighted Assets	469,950	21.54%	130,924	6.00%	174,565	8.00%
Common Equity Tier 1 Capital Ratio	469,950	21.54%	98,193	4.50%	141,834	6.50%
Tier 1 Capital to Total Assets	469,950	16.26%	115,642	4.00%	144,552	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$533,513	25.06%	$170,302	8.00%	$212,878	10.00%
Tier 1 Capital to Risk-Weighted Assets	507,042	23.82%	127,727	6.00%	170,302	8.00%
Common Equity Tier 1 Capital Ratio	282,042	13.25%	95,795	4.50%	138,371	6.50%
Tier 1 Capital to Total Assets	507,042	19.71%	102,911	4.00%	128,639	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$492,622	23.30%	$169,153	8.00%	$211,441	10.00%
Tier 1 Capital to Risk-Weighted Assets	466,151	22.05%	126,865	6.00%	169,153	8.00%
Common Equity Tier 1 Capital Ratio	466,151	22.05%	95,149	4.50%	137,437	6.50%
Tier 1 Capital to Total Assets	466,151	17.49%	106,591	4.00%	133,239	5.00%

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

As of March 31, 2024 and December 31, 2023, the Bank was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	March 31, 2024
	December 31, 2023	Change	March 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$(941)	$(16,590)
Total	$(15,649)	$(941)	$(16,590)

	December 31, 2023
	December 31, 2022	Change	December 31, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$2,211	$(15,649)
Total	$(17,860)	$2,211	$(15,649)

Note 15. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
	(in thousand)
Beginning balance	$8,810	$8,318
Originations	1,182	578
Payments	(50)	(65)
Ending balance	$9,942	$8,831

The Company held deposits in the amount of $8.8 million and $8.4 million from directors, executive officers and non-executive officers at March 31, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at March 31, 2024 and December 31, 2023, and results of operations for the three months ended March 31, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors” filed with the Securities and Exchange Commission (“SEC”) on March 19, 2024.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. The Company is under no duty to and does not assume any obligation to update any forward-looking statements after the date they were made, whether as a result of new information, future events or otherwise.

Federal Economic Relief Funds To Aid Lending

Emergency Capital Investment Program

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

CDFI Equitable Recovery Program

On September 26, 2023, the Bank received a $3.7 million grant from the U.S. Treasury as part of the CDFI Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities recover from the impact of the COVID-19 pandemic.

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

Interest Rate Swaps

The Bank is a party to two interest rate swap transactions. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate.

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

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.0 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.0 million.

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

At March 31, 2024, the Bank had 11,939 Grain microloans outstanding, net of put backs, with an aggregate balance totaling $5.7 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $4.9 million allowance for credit losses, resulting in $0.9 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through March 31, 2024, 45,322 microloans amounting to $24.1 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.4 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of March 31, 2024, the Company’s total exposure to Grain was $0.9 million of the remaining microloans, net of allowance for credit losses, excluding $1.6 million of security deposits by Grain borrowers. The $0.1 million of recoveries for the three months ended March 31, 2024 and the $0.9 million recoveries for the three months ended March 31, 2023 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technology, Inc. ("Grain") Total Exposure as of March 31, 2024
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-March 31, 2024)	$24,051
Write-downs, net of recoveries (inception-to-date as of March 31, 2024)	(15,406)
Cash receipts from Grain (inception-to-March 31, 2024)	(6,819)
Grant/reserve (inception-to-March 31, 2024)	(1,826)
Net receivable as of March 31, 2024	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of March 31, 2024	$5,731
Allowance for credit losses as of March 31, 2024 (1)	(4,868)
Microloans, net of allowance for credit losses as of March 31, 2024	$863
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of March 31, 2024	$—
Total exposure to Grain as of March 31, 2024 (2)	$863

(1) Excludes $1.6 million of security deposits by Grain originated borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

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

The Company also established a relationship with Raisin Solutions US LLC ("Raisin") (formerly known as SaveBetter, LLC), a fintech startup focusing on deposits. As of March 31, 2024, the Company had $445.9 million in such deposits. The recent regulatory easing of brokered deposit rules enables the Company to classify such deposits as core deposits.

On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"). Under the agreement, the Company purchased from Bamboo 180 Membership Interest Units representing an aggregate amount equal to up to 19.84% of total issued and outstanding Membership Interest in Bamboo for a purchase price of $2.5 million. During 2023, the Company made additional contributions for a total of $1.2 million. During the first quarter of 2024, the Company made two additional contributions for a total of $0.5 million and made an additional payment of $0.2 million in April of 2024 for a total investment in Bamboo of $4.4 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.82 billion in assets, $1.98 billion in loans receivables, net of allowance for credit losses of $24.7 million, and $1.59 billion in deposits at March 31, 2024, all while investing in infrastructure, implementing digital banking, diversifying its product offering and partnering with Fintech companies. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total consolidated assets increased $68.0 million, or 2.5%, to $2.82 billion at March 31, 2024 from $2.75 billion at December 31, 2023. The increase in total assets is largely attributable to increases of $85.5 million in net loans receivable, $4.5 million in Federal Home Loan Bank of New York stock and $1.3 million in premises and equipment, partially offset by decreases of $8.8 million in held-to-maturity securities, $4.5 million in cash and cash equivalents, $3.9 million in available-for-sale securities, $3.6 million in other assets and $2.1 million in mortgage loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.5 million, or 3.2%, to $134.7 million at March 31, 2024, compared to $139.2 million at December 31, 2023. The decrease in cash and cash equivalents was primarily the result of increases of $79.3 million in net loans, $7.7 million decrease in accrued interest in payable, $6.0 million purchase of loans, $4.5 million in net redemption of FHLB stock and $4.0 million repayment of borrowings. The decrease was offset by an increase of $78.2 million in net deposits, $11.4 million in principal repayment on securities, $3.6 million decrease in other assets, $2.5 million from advance payments by borrowers and $2.4 million in net loans held for sale.

Securities. The composition of securities at March 31, 2024 and December 31, 2023 and the amounts maturing of each classification are summarized as follows:

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,991	2,780	2,990	2,784
More than five years through ten years	—	—	—	—
	2,991	2,780	2,990	2,784
Corporate Bonds:
Amounts maturing:
Three months or less	—	—	—	—
More than three months through one year	4,000	3,910	4,000	3,863
More than one year through five years	1,000	137	1,000	536
More than five years through ten years	20,782	19,473	20,790	19,269
	25,782	23,520	25,790	23,668
Mortgage-Backed Securities	108,346	89,744	111,001	93,450
Total Available-for-Sale Securities	$137,119	$116,044	$139,781	$119,902

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,711	25,000	24,819
More than five years through ten years	—	—	—	—
	25,000	24,711	25,000	24,819
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	25,000	24,673	25,000	24,650
More than one year through five years	50,000	48,851	50,000	48,265
More than five years through ten years	7,500	6,765	7,500	6,894
	82,500	80,289	82,500	79,809
Mortgage-Backed Securities	345,928	333,113	354,646	345,414
Allowance for Credit Losses	(473)	—	(398)	—
Total Held-to-Maturity Securities	$452,955	$438,113	$461,748	$450,042

The Company securities portfolio decreased $8.8 million in held-to-maturity and $3.9 million in available-for-sale during the three months ended March 31, 2024. The decrease was primarily due to changes in principal.

Gross Loans Receivable. The composition of gross loans receivable at March 31, 2024 and at December 31, 2023 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2024		December 31, 2023		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$339,331	16.9%	$343,689	17.9%	$(4,358)	(1.3%)
Owner-Occupied	150,842	7.5%	152,311	7.9%	(1,469)	(1.0%)
Multifamily residential	545,825	27.2%	550,559	28.7%	(4,734)	(0.9%)
Nonresidential properties	327,350	16.3%	342,343	17.8%	(14,993)	(4.4%)
Construction and land	608,665	30.4%	503,925	26.2%	104,740	20.8%
Total mortgage loans	1,972,013	98.3%	1,892,827	98.5%	79,186	4.2%
Nonmortgage loans:
Business loans	26,664	1.4%	19,779	1.0%	6,885	34.8%
Consumer loans (1)	6,741	0.3%	8,966	0.5%	(2,225)	(24.8%)
	33,405	1.7%	28,745	1.5%	4,660	16.2%
Total	$2,005,418	100.0%	$1,921,572	100.0%	$83,846	4.4%

(1)
As of March 31, 2024 and December 31, 2023, consumer loans include $5.7 million and $8.0 million of microloans originated by the Bank pursuant to its arrangement with Grain.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.6% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2024 and December 31, 2023, approximately 5.0% and 5.3%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 150% guideline for construction and land mortgage loans and up to 450% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2024 and December 31, 2023, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 122.8% and 102.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 299.0% and 269.1% as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Bank was slightly above the 100% guidelines established by the banking regulations but under the 150% guidelines set by the Bank for construction and land mortgage loans and within the 300% guideline for investor owned commercial real estate mortgage loans established by banking regulators. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at March 31, 2024 decreased $2.1 million, or 21.2%, to $7.9 million from $10.0 million at December 31, 2023.

Deposits. The composition of deposits at March 31, 2024 and December 31, 2023 and changes in dollars and percentages are summarized as follows:

	March 31, 2024		December 31, 2023		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$191,541	12.1%	$185,151	12.3%	$6,390	3.5%
Interest-bearing deposits:
NOW/IOLA accounts (1)	73,202	4.6%	77,909	5.2%	(4,707)	(6.0%)
Money market accounts	482,344	30.4%	432,735	28.7%	49,609	11.5%
Reciprocal deposits	97,718	6.2%	96,860	6.4%	858	0.9%
Savings accounts	112,713	7.1%	114,139	7.6%	(1,426)	(1.2%)
Total NOW, money market, reciprocal and savings	765,977	48.3%	721,643	47.9%	44,334	6.1%
Certificates of deposit of $250K or more	146,296	9.2%	132,153	8.7%	14,143	10.7%
Brokered certificates of deposit (2)	94,689	6.0%	98,729	6.6%	(4,040)	(4.1%)
Listing service deposits (2)	12,688	0.8%	14,433	1.0%	(1,745)	(12.1%)
Certificates of deposit less than $250K (1)	374,593	23.6%	355,511	23.5%	19,082	5.4%
Total certificates of deposit	628,266	39.6%	600,826	39.8%	27,440	4.6%
Total interest-bearing deposits	1,394,243	87.9%	1,322,469	87.7%	71,774	5.4%
Total deposits	$1,585,784	100.0%	$1,507,620	100.0%	$78,164	5.2%

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of March 31, 2024 and December 31, 2023, there were $1.5 million and $0.3 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2024 and December 31, 2023. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at March 31, 2024 and December 31, 2023 of $680.4 million and $684.4 million, respectively, in term advances from the FHLBNY and FRBNY. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at March 31, 2024 and December 31, 2023, under which there was nothing outstanding at both March 31, 2024 and December 31, 2023. The Bank had no overnight line of credit advance at March 31, 2024 and December 31, 2023.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $2.3 million, or 0.47%, to $493.7 million at March 31, 2024 from $491.4 million at December 31, 2023. This increase in stockholders’ equity was largely attributable to $2.4 million in net income, $0.5 million impact to additional paid in capital as a result of share-based compensation and $0.3 million from release of ESOP shares, offset by $0.9 million in other comprehensive loss.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The discussion of the Company’s results of operations for the three months ended March 31, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income for the three months ended March 31, 2024 was $2.4 million compared to net income of $0.3 million for the three months ended March 31, 2023. Earnings per basic and diluted share was $0.11 for the three months ended March 31, 2024 compared to earnings per basic and diluted share of $0.01 for three months ended March 31, 2023. The $2.1 million increase of net income from the three months ended March 31, 2023, was due to increases of $3.6 million in net interest income, partially offset by increases of $0.8 million in provision for income taxes and $0.6 million in non-interest expense and a decrease of $0.1 million in noninterest income.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$39,666	$26,356	$13,310	50.5%
Interest expense	20,843	11,111	9,732	87.6%
Net interest income	18,823	15,245	3,578	23.5%
Benefit for credit losses	(180)	(174)	(6)	3.4%
Net interest income benefit provision for loan losses	19,003	15,419	3,584	23.2%
Non-interest income	1,707	1,819	(112)	(6.2%)
Non-interest expense	16,950	16,361	589	3.6%
Income before income taxes	3,760	877	2,883	328.7%
Provision for income taxes	1,346	546	800	146.5%
Net income	$2,414	$331	$2,083	629.3%
Earnings per share:
Basic	$0.11	$0.01	$0.08	589.6%
Diluted	$0.11	$0.01	$0.08	590.1%

Interest and Dividend Income. Interest and dividend income increased $13.3 million, or 50.5%, to $39.7 million for the three months ended March 31, 2024 from $26.4 million for the three months ended March 31, 2023. Interest income on loans receivable, which is the Company’s primary source of income, increased $11.0 million, or 55.7%, to $30.7 million for the three months ended March 31, 2024 from $19.7 million for the three months ended March 31, 2023. Included in this increase was the recovery of $1.0 million in interest income from a construction loan that was previously nonperforming.

Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $2.3 million, or 35.2%, to $9.0 million for the three months ended March 31, 2024 from $6.7 million for the three months ended March 31, 2023.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,546	$6,053	$1,493	24.7%
Multifamily residential	6,921	6,096	825	13.5%
Nonresidential properties	4,359	3,673	686	18.7%
Construction and land	11,224	2,762	8,462	306.4%
Business loans	412	588	(176)	(29.9%)
Consumer loans	202	528	(326)	(61.7%)
Total interest income on loans receivable	$30,664	$19,700	$10,964	55.7%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2,911	$197	$2,714	1,377.7%
Interest on securities	5,619	6,075	(456)	(7.5%)
Dividend on FHLBNY stock	472	384	88	22.9%
Total interest and dividend income	$9,002	$6,656	$2,346	35.2%

Interest Expense. Interest expense increased $9.7 million, or 87.6%, to $20.8 million for the three months ended March 31, 2024 from $11.1 million for the three months ended March 31, 2023, primarily due to an increase in the average cost of funds.

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,380	$3,225	$3,155	97.8%
Money market	6,292	2,091	4,201	200.9%
Savings	28	30	(2)	(6.7%)
NOW/IOLA	218	688	(470)	(68.3%)
Advance payments by borrowers	2	3	(1)	(33.3%)
Borrowings	7,923	5,074	2,849	56.1%
Total interest expense	$20,843	$11,111	$9,732	87.6%

Net Interest Income. Net interest income increased $3.6 million, or 23.5%, to $18.8 million for the three months ended March 31, 2024 from $15.2 million for the three months ended March 31, 2023. The $3.6 million increase in net interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to an increase of $13.3 million in interest and dividend income primarily due to increases in average loans receivable, interest and dividend income on securities and FHLBNY stock and deposits due from banks, partially offset by an increase of $9.7 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities,

Net interest rate spread decreased by 6 basis points to 1.82% for the three months ended March 31, 2024 from 1.88% for the three months ended March 31, 2023. The decrease in the net interest rate spread for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 102 basis points to 3.89% for the three months ended March 31, 2024 from 2.87% for the three months ended March 31, 2023 and an increase in the average yields on interest-earning assets of 96 basis points to 5.71% for the three months ended March 31, 2024 from 4.75% for the three months ended March 31, 2023.

Net interest margin decreased 4 basis points for the three months ended March 31, 2024, to 2.71% from 2.75% for three months ended March 31, 2023, reflecting an increase in cost of funds.

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

Non-Interest Income. Non-interest income decreased $0.1 million, or 6.2%, to $1.7 million for the three months ended March 31, 2024 from $1.8 million for the three months ended March 31, 2023. The $0.1 million decrease in non-interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to a decrease of $0.4 million in late and prepayment charges, partially offset by an increase of $0.2 million in income from mortgage loans and $0.1 million in other non-interest income.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$473	$491	$(18)	(3.7%)
Brokerage commissions	8	15	(7)	(46.7%)
Late and prepayment charges	359	729	(370)	(50.8%)
Income on sale of mortgage loans	302	99	203	205.1%
Other	565	485	80	16.5%
Total non-interest income	$1,707	$1,819	$(112)	(6.2%)
Non-Interest Expense. Non-interest expense increased $0.6 million, or 3.60%, to $17.0 million for the three months ended March 31, 2024 from $16.4 million for the three months ended March 31, 2023. The $0.6 million increase in non-interest expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 was attributable to a $0.9 million decrease in Grain consumer microloan recoveries, increases of $0.4 million in compensation and benefits, $0.3 million in direct loan expense and

$0.3 million in professional fees, partially offset by decreases of $0.8 million in provision for contingencies, $0.3 million in other operating expenses and $0.2 million in office supplies, telephone and postage.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,844	$7,446	$398	5.3%
Occupancy and equipment	3,667	3,570	97	2.7%
Data processing expenses	1,127	1,192	(65)	(5.5%)
Direct loan expense	732	412	320	77.7%
Provision for contingencies	164	985	(821)	(83.4%)
Insurance and surety bond premiums	253	265	(12)	(4.5%)
Office supplies, telephone and postage	249	399	(150)	(37.6%)
Professional fees	1,723	1,455	268	18.4%
Grain recoveries	(53)	(914)	861	(94.2%)
Marketing and promotional expenses	100	128	(28)	(21.9%)
Directors' fees and regulatory assessment	179	155	24	15.5%
Other operating expenses	965	1,268	(303)	(23.9%)
Total non-interest expense	$16,950	$16,361	$589	3.6%

Income Tax Provision. The Company had a provision for income taxes of $1.3 million for the three months ended March 31, 2024 compared to a provision for income taxes of $0.5 million for three months ended March 31, 2023.

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

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$1,979,263	30,664	6.23%	$1,572,148	$19,700	5.08%
Securities (3)	576,235	5,619	3.92%	631,138	6,075	3.90%
Other (4) (5)	238,432	3,383	5.71%	48,473	581	4.86%
Total interest-earning assets	2,793,930	39,666	5.71%	2,251,759	26,356	4.75%
Non-interest-earning assets (5)	106,566			123,007
Total assets	$2,900,496			$2,374,766
Interest-bearing liabilities:
NOW/IOLA (6) (7)	$82,849	$218	1.06%	$71,765	$688	3.89%
Money market (7) (8)	544,563	6,292	4.65%	314,241	2,091	2.70%
Savings	113,501	28	0.10%	128,876	30	0.09%
Certificates of deposit (8)	629,528	6,380	4.08%	516,327	3,225	2.53%
Total deposits	1,370,441	12,918	3.79%	1,031,209	6,034	2.37%
Advance payments by borrowers	12,886	2	0.06%	12,919	3	0.09%
Borrowings	771,070	7,923	4.13%	523,705	5,074	3.93%
Total interest-bearing liabilities	2,154,397	20,843	3.89%	1,567,833	11,111	2.87%
Non-interest-bearing liabilities:
Non-interest-bearing demand (6)	198,862	—		268,372	—
Other non-interest-bearing liabilities	54,061	—		42,038	—
Total non-interest-bearing liabilities	252,923	—		310,410	—
Total liabilities	2,407,320	20,843		1,878,243	11,111
Total equity	493,176			496,523
Total liabilities and total equity	$2,900,496		3.89%	$2,374,766		2.87%
Net interest income		$18,823			$15,245
Net interest rate spread (9)			1.82%			1.88%
Net interest-earning assets (10)	$639,533			$683,926
Net interest margin (11)			2.71%			2.75%
Average interest-earning assets to interest-bearing liabilities			129.69%			143.62%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Includes reclassification of $48.4 million average outstanding balances from non-interest bearing demand to NOW/IOLA for the three months ended March 31, 2023.
(7)
Include $0.7 million of interest expense reclassified from money market to NOW/IOLA for the three months ended March 31, 2023.
(8)
Includes reclassification of $135.0 million average outstanding balances and $1.4 million of interest expenses from money market to certificates of deposit for the three months ended March 31, 2023.
(9)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(10)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(11)
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

	For the Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$5,308	$5,656	$10,964
Securities (2)	(482)	26	(456)
Other	2,301	501	2,802
Total interest-earning assets	7,127	6,183	13,310
Interest-bearing liabilities:
NOW/IOLA	113	(583)	(470)
Money market	1,563	2,638	4,201
Savings	(3)	1	(2)
Certificates of deposit	740	2,415	3,155
Total deposits	2,413	4,471	6,884
Advance payments by borrowers	3	(4)	(1)
Borrowings	2,459	390	2,849
Total interest-bearing liabilities	4,875	4,857	9,732
Change in net interest income	$2,252	$1,326	$3,578

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

The Bank engages in hedging activities, such as swap transactions. The Bank is a party to two interest rate swap transactions. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate (see Note 9 of the Notes to the Consolidated Financial Statements).

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2024, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$70,939	(4.59%)
+300	71,890	(3.31%)
+200	72,812	(2.07%)
+100	73,650	(0.95%)
Level	74,354	— %
-100	75,052	0.94%
-200	76,598	3.02%
-300	76,993	3.55%
-400	77,488	4.21%

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

At March 31, 2024, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2024, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$380,026	$(121,447)	(24.22%)	14.85%	(2,422)
+300	412,842	(88,631)	(17.67%)	15.79%	(1,767)
+200	440,660	(60,813)	(12.13%)	16.52%	(1,213)
+100	466,941	(34,532)	(6.89%)	17.17%	(689)
Level	501,473	—	—%	18.12%	—
-100	507,223	5,750	1.15%	18.03%	115
-200	518,464	16,991	3.39%	20.04%	339
-300	529,416	27,943	5.57%	18.23%	557
-400	554,601	53,128	10.59%	18.68%	1,059

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

At March 31, 2024, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2024, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2024, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,752	$104,752	$104,752	$104,752	$104,752	$—	$104,752	$29,972	$134,724
Securities (1)	27,326	73,223	118,594	205,072	345,586	245,056	590,642	(21,643)	568,999
Placements with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	240,783	347,450	601,938	1,095,788	1,894,501	102,601	1,997,102	(7,814)	1,989,288
FHLBNY stock	—	—	—	—	—	—	—	23,892	23,892
Other assets	—	—	—	—	—	—	—	101,550	101,550
Total	$373,110	$525,674	$825,533	$1,405,861	$2,345,088	$347,657	$2,692,745	$125,957	$2,818,702
Liabilities:
Non-maturity deposits	$47,142	$94,284	$188,568	$377,135	$695,328	$67,792	763,120	$194,398	$957,518
Certificates of deposit	217,467	298,694	487,897	569,981	628,266	—	628,266	—	628,266
Borrowings	50,000	50,000	309,321	409,321	630,421	50,000	680,421	—	680,421
Other liabilities	—	—	—	—	—	—	—	58,815	58,815
Total liabilities	314,609	442,978	985,786	1,356,437	1,954,015	117,792	2,071,807	253,213	2,325,020
Capital	—	—	—	—	—	—	—	493,682	493,682
Total liabilities and capital	$314,609	$442,978	$985,786	$1,356,437	$1,954,015	$117,792	$2,071,807	$746,895	$2,818,702
Asset/liability gap	$58,501	$82,696	$(160,253)	$49,424	$391,073	$229,865	$620,938
Gap/assets ratio	118.59%	118.67%	83.74%	103.64%	120.01%	295.14%	129.97%

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

	December 31, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$110,260	$110,260	$110,260	$110,260	$110,260	$—	$110,260	$28,930	$139,190
Securities (1)	26,981	68,513	116,391	208,107	359,754	242,162	601,916	(20,266)	581,650
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	192,336	295,027	500,951	982,210	1,797,535	111,445	1,908,980	(3,114)	1,905,866
FHLBNY stock	19,392	19,392	19,392	19,392	19,392	—	19,392	(15)	19,377
Other assets	—	—	—	—	—	—	—	104,390	104,390
Total	$349,218	$493,441	$747,243	$1,320,218	$2,287,190	$353,607	$2,640,797	$109,925	$2,750,722
Liabilities:
Non-maturity deposits	$43,026	$86,052	$172,104	$344,208	$647,511	$69,506	$717,017	$189,777	$906,794
Certificates of deposit	220,322	291,437	449,484	508,888	600,826	—	600,826	—	600,826
Borrowings	204,000	304,000	363,321	413,321	634,421	50,000	684,421	—	684,421
Other liabilities	—	—	—	—	—	—	—	67,286	67,286
Total liabilities	467,348	681,489	984,909	1,266,417	1,882,758	119,506	2,002,264	257,063	2,259,327
Capital	—	—	—	—	—	—	—	491,395	491,395
Total liabilities and capital	$467,348	$681,489	$984,909	$1,266,417	$1,882,758	$119,506	$2,002,264	$748,458	$2,750,722
Asset/liability gap	$(118,130)	$(188,048)	$(237,666)	$53,801	$404,432	$234,101	$638,533
Gap/assets ratio	74.72%	72.41%	75.87%	104.25%	121.48%	295.89%	131.89%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $480.4 million and $380.4 million of outstanding term advances from FHLBNY at March 31, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2024 and December 31, 2023. The Bank also has additional borrowing capacity of $222.5 million with the FHLBNY secured by the Bank's loans portfolio at March 31, 2024.

The Bank had $200.0 million and $304.0 million of outstanding term advances from the FRBNY at March 31, 2024 and December 31, 2023, respectively.

Net cash provided by operating activities was $1.5 million and $6.1 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($80.1) million and ($91.3) million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $74.2 million and $215.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At March 31, 2024 and December 31, 2023, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at March 31, 2024 and December 31, 2023. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2024 and December 31, 2023, the Company had outstanding commitments to originate loans and extend credit of $605.6 million and $591.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2024 totaled $406.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $7.8 million for the three months ended March 31, 2024. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.4 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $3.2 million for the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2024, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2023 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2023 Form 10-K or our other SEC filings.

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

Ponce Financial Group, Inc. (Registrant)

Date: May 9, 2024	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer