Form 10-Q
period 2024-06-30
Ponce Financial Group, Inc.
filed 2024-08-08
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2024, the registrant had 23,811,732 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2024 and December 31, 2023

(Dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$23,128	$28,930
Interest-bearing deposits	80,038	110,260
Total cash and cash equivalents	103,166	139,190
Available-for-sale securities, at fair value (Note 3)	113,125	119,902
Held-to-maturity securities, net of allowance for credit losses of $218 at June 30, 2024 and $398 at December 31, 2023; at amortized cost (fair value 2024 $425,645; 2023 $450,042) (Note 3)	442,113	461,748
Placements with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	37,764	9,980
Loans receivable, net of allowance for credit losses of $24,061 at June 30, 2024 and $26,154 at December 31, 2023 (Note 5)	2,022,173	1,895,886
Accrued interest receivable	17,441	18,010
Premises and equipment, net	16,976	16,053
Right of use assets (Note 6)	30,349	31,272
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	23,972	19,377
Deferred tax assets	13,172	14,332
Other assets	21,507	24,723
Total assets	$2,842,007	$2,750,722
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,606,097	$1,507,620
Operating lease liabilities	31,861	32,684
Accrued interest payable	6,820	11,965
Advance payments by borrowers for taxes and insurance	10,838	10,778
Borrowings (Note 8)	680,421	684,421
Other liabilities	8,313	11,859
Total liabilities	2,344,350	2,259,327
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of June 30, 2024 and as of December 31, 2023.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 23,811,732 shares outstanding as of June 30, 2024 and 24,886,711 shares issued and 23,785,520 shares outstanding as of December 31, 2023	249	249
Treasury stock, at cost; 1,074,979 shares as of June 30, 2024 and 1,101,191 shares as of December 31, 2023	(9,519)	(9,747)
Additional paid-in-capital	207,934	207,106
Retained earnings	102,951	97,420
Accumulated other comprehensive loss (Note 14)	(16,557)	(15,649)
Unearned compensation ─ ESOP; 1,368,860 shares as of June 30, 2024 and 1,435,732 shares as of December 31, 2023	(12,401)	(12,984)
Total stockholders' equity	497,657	491,395
Total liabilities and stockholders' equity	$2,842,007	$2,750,722

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months and Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest on loans receivable	$31,281	$23,015	$61,945	$42,715
Interest on deposits due from banks	1,542	1,817	4,453	2,014
Interest and dividend on securities and FHLBNY stock	5,969	6,223	12,060	12,682
Total interest and dividend income	38,792	31,055	78,458	57,411
Interest expense:
Interest on certificates of deposit (1)	6,358	3,881	12,738	7,106
Interest on other deposits (1)	7,389	4,413	13,929	7,225
Interest on borrowings	7,141	6,479	15,064	11,553
Total interest expense	20,888	14,773	41,731	25,884
Net interest income	17,904	16,282	36,727	31,527
(Benefit) provision for credit losses (Note 3) (Note 5)	(374)	987	(554)	813
Net interest income after (benefit) provision for credit losses	18,278	15,295	37,281	30,714
Non-interest income:
Service charges and fees	492	481	965	972
Brokerage commissions	9	35	17	50
Late and prepayment charges	426	372	785	1,101
Income on sale of mortgage loans	274	82	576	181
Other	1,057	522	1,622	1,007
Total non-interest income	2,258	1,492	3,965	3,311
Non-interest expense:
Compensation and benefits	7,724	7,425	15,568	14,871
Occupancy and equipment	3,564	3,724	7,231	7,294
Data processing expenses	1,013	1,208	2,140	2,400
Direct loan expenses	633	345	1,365	757
(Benefit) provision for contingencies	(493)	517	(329)	1,502
Insurance and surety bond premiums	263	248	516	513
Office supplies, telephone and postage	233	489	482	888
Professional fees	1,369	1,904	3,092	3,359
Grain recoveries (Note 5)	(65)	(346)	(118)	(1,260)
Marketing and promotional expenses	145	303	245	431
Directors' fees and regulatory assessment	176	160	355	315
Other operating expenses	1,585	1,112	2,550	2,380
Total non-interest expense	16,147	17,089	33,097	33,450
Income (loss) before income taxes	4,389	(302)	8,149	575
Provision (benefit) for income taxes	1,197	(215)	2,543	331
Net income (loss)	$3,192	$(87)	$5,606	$244
Dividends on preferred shares	75	—	75	—
Net income (loss) available to common stockholders	$3,117	$(87)	$5,531	$244
Earnings per common share (Note 10):
Basic	$0.14	$(0.00)	$0.25	$0.01
Diluted	$0.14	$(0.00)	$0.25	$0.01
Weighted average common shares outstanding (Note 10):
Basic	22,409,803	23,208,168	22,381,647	23,250,357
Diluted	22,419,309	23,208,168	22,393,018	23,275,201

(1)
For the three and six months ended June 30, 2023, $1.5 million and $2.9 million, respectively, of interest expense were reclassified from Interest on other deposits to Interest on certificates of deposits.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2024 and 2023

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$3,192	$(87)	$5,606	$244
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	42	(1,284)	(1,154)	280
Income (tax) benefit effect	(9)	316	246	(17)
Total other comprehensive income (loss), net of tax	33	(968)	(908)	263
Total comprehensive income (loss)	3,225	(1,055)	4,698	507
Less: Dividends on preferred shares	75	—	75	—
Total comprehensive income (loss) available to common stockholders	$3,150	$(1,055)	$4,623	$507

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682
Net income	—	—	—	—	—	—	3,192	—	—	3,192
Preferred Stock Dividend		—	—	—	—	—	(75)	—	—	(75)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	33	—	33
Release of restricted stock units	—	—	21,235	—	183	(183)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	14	—	—	292	306
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, June 30, 2024	225,000	$225,000	23,811,732	$249	$(9,519)	$207,934	$102,951	$(16,557)	$(12,401)	$497,657

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041
Net loss	—	—	—	—	—	—	(87)	—	—	(87)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(968)	—	(968)
Repurchases of common stock			(615,948)		(5,200)					(5,200)
Release of restricted stock units	—	—	21,235	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	—	—	—	292	292
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, June 30, 2023	225,000	$225,000	24,268,787	$249	$(5,202)	$207,287	$94,312	$(17,597)	$(13,567)	$490,482

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2024 and 2023

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$5,606	$244
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums/discounts on securities, net	(73)	(57)
(Gain) loss on sale of loans	(576)	13
(Benefit) provision for credit losses	(555)	813
Depreciation and amortization	2,260	2,278
ESOP compensation expense	626	554
Share-based compensation expense	1,036	808
Deferred income taxes	1,406	196
Changes in assets and liabilities:
Increase in mortgage loans held for sale, fair value	(4,651)	(8,091)
Decrease (increase) in accrued interest receivable	569	(1,005)
Decrease (increase) in other assets	3,216	(1,919)
(Decrease) increase in accrued interest payable	(5,145)	3,314
Decrease in operating lease liabilities	(1,249)	(1,190)
Increase in advance payments by borrowers	60	2,678
(Decrease) increase in other liabilities	(3,622)	1,649
Net cash (used in) provided by operating activities	(1,092)	285
Cash Flows From Investing Activities:
Net (purchase) and redemption of FHLBNY stock	(4,580)	5,455
Proceeds from maturities, calls and principal repayments on securities	25,511	33,848
Placements with banks	—	498
Proceeds from sales of loans	—	1,862
Net increase in loans	(142,513)	(201,319)
Purchase of loans	(5,956)	—
Purchases of premises and equipment	(1,846)	(326)
Net cash used in investing activities	(129,384)	(159,982)
Cash Flows From Financing Activities:
Net increase in deposits	98,477	189,601
Repurchase of treasury stock	—	(5,200)
Net (repayments) proceeds from borrowings	(4,000)	164,725
Dividends paid on preferred stock	(25)	—
Net cash provided by financing activities	94,452	349,126
Net (decrease) increase in cash and cash equivalents	(36,024)	189,429
Cash and cash equivalents at beginning of period	139,190	54,360
Cash and cash equivalents at end of period	$103,166	$243,789
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$46,876	$22,570
Cash paid for income taxes	$305	$414
Supplemental Disclosures of Noncash Investing Activities:
Transferred from loans receivable to mortgage loans held for sale, at fair value	$22,557	$4,100

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations. Refer to Deposits (Note 7) for the Three and Six Months Ended June 30, 2023 for details on the reclassification.

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

Note 2. Preferred Stock

Preferred Stock

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225.0 million in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. After 10 years of issuance, the perpetual dividend rate in effect, will be determined based on said floor and ceiling.

The Company began paying dividends on its Preferred Stock during the quarter ended June 30, 2024, as required by the terms thereof. The Bank exceeded the dividend rate reduction threshold for qualified lending targets designated by the U.S. Treasury Department pursuant to the ECIP. The Bank's “qualified lending” as measured pursuant to ECIP totaled $1.162 billion from June 8, 2023 through March 31, 2024. This reduces the dividend obligation on the Preferred Stock to 0.50% for the quarterly dividends payable through June 15, 2025.

The ECIP investment by the Treasury is part of a program to invest over $8.7 billion into Community Development Financial Institution (“CDFI”) or Minority Depository Institution (“MDI”), of which Ponce Bank is both. The ECIP is intended to incentivize CDFIs and

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,992	$—	$(196)	$2,796
Corporate Bonds	25,773	—	(1,859)	23,914
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	36,886	—	(6,280)	30,606
FHLMC Certificates	9,611	—	(1,523)	8,088
FNMA Certificates	58,797	—	(11,174)	47,623
GNMA Certificates	99	—	(1)	98
Total available-for-sale securities	$134,158	$—	$(21,033)	$113,125

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(253)	$24,747
Corporate Bonds	82,500	—	(2,230)	80,270
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	200,684	—	(8,533)	192,151
FHLMC Certificates	3,664	—	(274)	3,390
FNMA Certificates	112,925	—	(5,565)	107,360
SBA Certificates	17,558	169	—	17,727
Allowance for Credit Losses	(218)	—	—	—
Total held-to-maturity securities	$442,113	$169	$(16,855)	$425,645

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

The Company’s securities portfolio had 40 available-for-sale securities and 33 held-to-maturity securities at both June 30, 2024 and December 31, 2023. There were no available-for-sale and held-to-maturity securities sold during the six months ended June 30, 2024 and for the year ended December 31, 2023. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the year ended December 31, 2023. There were no securities that matured and/or were called during the six months ended June 30, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2024 and during the year ended December 31, 2023.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,796	$(196)	$2,796	$(196)
Corporate Bonds	—	—	23,914	(1,859)	23,914	(1,859)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	30,606	(6,280)	30,606	(6,280)
FHLMC Certificates	—	—	8,088	(1,523)	8,088	(1,523)
FNMA Certificates	—	—	47,623	(11,174)	47,623	(11,174)
GNMA Certificates	—	—	98	(1)	98	(1)
Total available-for-sale securities	$—	$—	$113,125	$(21,033)	$113,125	$(21,033)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,747	$(253)	$24,747	$(253)
Corporate Bonds	3,235	(265)	77,035	(1,965)	80,270	(2,230)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	11,696	(52)	180,455	(8,481)	192,151	(8,533)
FHLMC Certificates	—	—	3,390	(274)	3,390	(274)
FNMA Certificates	—	—	107,360	(5,565)	107,360	(5,565)
Total held-to-maturity securities	$14,931	$(317)	$392,987	$(16,538)	$407,918	$(16,855)

	December 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,784	$(206)	$2,784	$(206)
Corporate Bonds	—	—	23,668	(2,122)	23,668	(2,122)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	33,148	(6,227)	33,148	(6,227)
FHLMC Certificates	—	—	8,681	(1,482)	8,681	(1,482)
FNMA Certificates	—	—	51,517	(9,842)	51,517	(9,842)
GNMA Certificates	—	—	—	—	—	—
Total available-for-sale securities	$—	$—	$119,798	$(19,879)	$119,798	$(19,879)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,819	$(181)	$24,819	$(181)
Corporate Bonds	3,288	(212)	76,521	(2,479)	79,809	(2,691)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,875	(725)	112,339	(4,445)	194,214	(5,170)
FHLMC Certificates	—	—	3,653	(244)	3,653	(244)
FNMA Certificates	—	—	114,856	(4,088)	114,856	(4,088)
Total held-to-maturity securities	$85,163	$(937)	$332,188	$(11,437)	$417,351	$(12,374)

At June 30, 2024 and December 31, 2023, the Company had 40 available-for-sale securities, for both periods, and 30 and 31 held-to-maturity securities at June 30, 2024 and December 31, 2023, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2024 and December 31, 2023. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2024 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at June 30, 2024 and December 31, 2023. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2024
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,992	2,796
More than five years through ten years	—	—
	2,992	2,796
Corporate Bonds:
Amounts maturing:
Three months or less	$4,000	$3,960
More than three months through one year	—	—
More than one year through five years	1,000	598
More than five years through ten years	20,773	19,356
	25,773	23,914
Mortgage-Backed Securities	105,393	86,415
Total available-for-sale securities	$134,158	$113,125
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	25,000	24,747
More than five years through ten years	—	—
	25,000	24,747
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	35,000	34,529
More than one year through five years	40,000	39,081
More than five years through ten years	7,500	6,660
	82,500	80,270
Mortgage-Backed Securities	334,831	320,628
Allowance for Credit Losses	(218)	—
Total held-to-maturity securities	$442,113	$425,645

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized	Fair
	Cost	Value
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

At June 30, 2024, 20 available-for-sale securities with a fair value totaling $63.9 million and 11 held-to-maturity securities with an amortized cost totaling $132.9 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities. At December 31, 2023, 26 available-for-sale securities with a fair value totaling $93.3 million and 17 held-to-maturity securities with an amortized cost totaling $193.3 million were pledged at the FRBNY as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
	(in thousands)
Allowance for credit losses on securities at beginning of period	$398	$—
Impact on CECL adoption	—	662
Benefit for credit losses	(180)	(264)
Allowance for credit losses on securities at end of period	$218	$398

At June 30, 2024 and December 31, 2023, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	June 30,	December 31,
	2024	2023
	(in thousands)
Mortgage loans held for sale, at fair value	$37,764	$9,980
Mortgage loans held for sale, contractual principal outstanding	37,654	9,864
Fair value less unpaid principal balance	$110	$116

At June 30, 2024 and December 31, 2023, the Bank had 23 loans and 19 loans in the amount of $37.8 million and $10.0 million, respectively, that were classified as held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At June 30, 2024 and December 31, 2023, there were $4.4 million, for both periods, in loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

As of June 30, 2024 and December 31, 2023, total nonaccrual loans held for sale were $4.4 million for both periods.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$337,292	$343,689
Owner-Occupied	147,485	152,311
Multifamily residential	545,323	550,559
Nonresidential properties	337,583	342,343
Construction and land	641,879	503,925
Total mortgage loans	2,009,562	1,892,827
Nonmortgage loans:
Business loans	30,222	19,779
Consumer loans (1)	5,305	8,966
Total non-mortgage loans	35,527	28,745
Total loans, gross	2,045,089	1,921,572
Net deferred loan origination costs	1,145	468
Allowance for Credit Losses	(24,061)	(26,154)
Loans receivable, net	$2,022,173	$1,895,886

(1)
As of June 30, 2024 and December 31, 2023, consumer loans include $4.3 million and $8.0 million, respectively, of microloans originated by the Bank pursuant to its arrangement with Grain.

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

The following tables present credit risk ratings by loan segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$475,570	$539,570	$334,287	$637,072	$29,722	$5,305	$2,021,526
Special mention	1,843	—	2,428	—	250	—	4,521
Substandard	7,364	5,753	868	4,807	250	—	19,042
Total	$484,777	$545,323	$337,583	$641,879	$30,222	$5,305	$2,045,089

	December 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$485,747	$546,471	$339,726	$497,266	$19,759	$8,966	$1,897,935
Special mention	2,150	1,109	2,527	—	—	—	5,786
Substandard	8,103	2,979	90	6,659	20	—	17,851
Total	$496,000	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

An aging analysis of loans, as of June 30, 2024 and December 31, 2023, is as follows:

	June 30, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$336,856	$—	$—	$436	$337,292	$436	$—
Owner-Occupied	145,614	—	—	1,871	147,485	1,871	—
Multifamily residential	539,569	—	—	5,754	545,323	5,754	—
Nonresidential properties	334,327	2,428	—	828	337,583	828	—
Construction and land	637,072	—	—	4,807	641,879	4,807	—
Nonmortgage loans:
Business	29,628	169	29	396	30,222	396	—
Consumer	4,740	287	278	—	5,305	—	—
Total	$2,027,806	$2,884	$307	$14,092	$2,045,089	$14,092	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$342,896	$—	$—	$793	$343,689	$793	$—
Owner-Occupied	150,181	—	—	2,130	152,311	2,130	—
Multifamily residential	546,471	1,109	—	2,979	550,559	2,979	—
Nonresidential properties	342,343	—	—	—	342,343	—	—
Construction and land	497,266	—	—	6,659	503,925	6,659	—
Nonmortgage loans:
Business	19,240	366	8	165	19,779	165	—
Consumer	7,423	536	1,007	—	8,966	—	—
Total	$1,905,820	$2,011	$1,015	$12,726	$1,921,572	$12,726	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the six months ended June 30, 2024 and 2023, and as of and for the year ended December 31, 2023:

	For the Six Months Ended June 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Provision (benefit) charged to expense	(227)	(66)	(180)	(879)	1,989	500	(1,512)	(375)
Charge-offs	—	—	—	—	—	(52)	(2,049)	(2,101)
Recoveries	—	—	—	—	—	8	375	383
Balance, end of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
Ending balance: individually evaluated for impairment	$—	$81	$—	$—	$—	$396	$—	$477
Ending balance: collectively evaluated for impairment	4,188	1,865	4,185	2,297	6,796	591	3,662	23,584
Total	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
Loans:
Ending balance: individually evaluated for impairment	$436	$1,870	$5,754	$828	$4,807	$396	$—	$14,091
Ending balance: collectively evaluated for impairment	336,856	145,615	539,569	336,755	637,072	29,826	5,305	2,030,998
Total	$337,292	$147,485	$545,323	$337,583	$641,879	$30,222	$5,305	$2,045,089

	For the Three Months Ended June 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
Provision (benefit) charged to expense	(69)	(17)	(29)	61	393	418	(877)	(120)
Losses charged-off	—	—	—	—	—	—	(747)	(747)
Recoveries	—	—	—	—	—	8	256	264
Balance, end of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	147	283	679	(64)	1,417	94	(1,943)	613
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(4,500)	(4,500)
Recoveries	—	—	—	—	—	—	558	558
Balance, end of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Ending balance: individually evaluated for impairment	$—	$73	$—	$—	$—	$—	$—	$73
Ending balance: collectively evaluated for impairment	4,776	2,079	4,738	3,238	3,189	450	9,630	28,100
Total	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Loans:
Ending balance: individually evaluated for impairment	$296	$2,692	$1,435	$—	$7,621	$—	$—	$12,044
Ending balance: collectively evaluated for impairment	351,458	151,424	548,598	317,416	308,222	21,041	11,958	1,710,117
Total	$351,754	$154,116	$550,033	$317,416	$315,843	$21,041	$11,958	$1,722,161

	For the Three Months Ended June 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,764	$2,051	$4,514	$3,318	$2,522	$357	$11,449	$28,975
Provision (benefit) charged to expense	12	101	224	(80)	667	93	(83)	934
Losses charged-off	—	—	—	—	—	—	(1,931)	(1,931)
Recoveries	—	—	—	—	—	—	195	195
Balance, end of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846
Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the six months ended June 30, 2024 and 2023 and as of and for the year ended December 31, 2023:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,286	$1,858	$448	$2,306	$81	$2,501	$15
Multifamily residential	5,703	5,754	—	5,754	—	4,277	60
Nonresidential properties	824	828	—	828	—	423	7
Construction and land	4,807	4,807	—	4,807	—	5,881	1,059
Nonmortgage loans:
Business	396	—	396	396	396	277	5
Consumer	—	—	—	—	—	—	—
Total	$14,016	$13,247	$844	$14,091	$477	$13,359	$1,146

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,990	$2,533	$455	$2,988	$73	$7,794	$43
Multifamily residential	1,435	1,435	—	1,435	—	958	—
Nonresidential properties	—	—	—	—	—	531	—
Construction and land	7,567	7,621	—	7,621	—	9,031	—
Nonmortgage loans:
Business	—	—	—	—	—	20	—
Consumer	—	—	—	—	—	—	—
Total	$11,992	$11,589	$455	$12,044	$73	$18,334	$43

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has not modified any loans with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At June 30, 2024, and December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At June 30, 2024 and December 31, 2023, there were 19 and 21 troubled debt restructured loans totaling $5.4 million and $5.9 million of which $4.7 million and $5.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At June 30, 2024, the Bank had 10,098 Grain microloans outstanding with an aggregate balance totaling $4.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $3.6 million allowance for credit losses, resulting in $0.7 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through June 30, 2024, 45,322 microloans amounting to $24.0 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of June 30, 2024, the Company’s total exposure to Grain was $0.7 million of the remaining microloans, net of allowance for credit losses, excluding $1.6 million of security deposits by Grain borrowers. The $0.1 million of recoveries for the six months ended June 30, 2024 and the $1.3 million recoveries for the six months ended June 30, 2023 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technology, Inc. ("Grain") Total Exposure as of June 30, 2024
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-June 30, 2024)	$23,986
Write-downs, net of recoveries (inception-to-date as of June 30, 2024)	(15,341)
Cash receipts from Grain (inception-to-June 30, 2024)	(6,819)
Grant/reserve (inception-to-June 30, 2024)	(1,826)
Net receivable as of June 30, 2024	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of June 30, 2024	$4,277
Allowance for credit losses as of June 30, 2024 (1)	(3,623)
Microloans, net of allowance for credit losses as of June 30, 2024	$654
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of June 30, 2024	$—
Total exposure to Grain as of June 30, 2024 (2)	$654

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

At June 30, 2024 and December 31, 2023, the allowance for off-balance sheet credit losses was $3.3 million and $3.6 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended June 30, 2024 and 2023, the Company had $0.5 million in benefit for credit losses and $0.5 million in provision for credit losses, respectively, and $0.3 million in benefit for credit losses and $1.5 million in provision for credit losses for the six months ended June 30, 2024 and 2023, respectively, for off-balance-sheet items, which are included in "(Benefit) provision for contingencies" on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
	(in thousands)
Allowance for credit losses on unfunded commitment at beginning of period	$3,613	$354
Impact on CECL adoption	—	948
(Benefit) provision for credit losses	(329)	2,311
Allowance for credit losses on unfunded commitment at end of period	$3,284	$3,613

Note 6. Leases

The Company has 17 operating leases for branches (including headquarters) and office spaces and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.5 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease ROU assets	$30,349	$31,272
Operating lease liabilities	31,861	32,684
Weighted-average remaining lease term-operating leases	12.2 years	12.6 years
Weighted average discount rate-operating leases	4.9%	4.9%

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2024	2023	2024	2023
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,021	$1,079	$2,047	$2,094
Operating lease cost	Other operating expenses	19	6	22	10
Short-term lease cost	Other operating expenses	5	4	10	10
Variable lease cost	Occupancy and equipment	36	31	76	62
Total lease cost		$1,081	$1,120	$2,155	$2,176

The Company’s minimum annual rental payments under the terms of the leases are as follows at June 30, 2024:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2024	$1,956
2025	3,864
2026	3,716
2027	3,561
2028	3,594
Thereafter	25,474
Total Minimum payments required	42,165
Less: implied interest	10,304
Present value of lease liabilities	$31,861

Note 7. Deposits

Deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Demand (1)	$178,125	$185,151
Interest-bearing deposits:
NOW/IOLA accounts (1)	81,178	77,909
Money market accounts	502,255	432,735
Reciprocal deposits	109,945	96,860
Savings accounts	109,694	114,139
Total NOW, money market, reciprocal and savings	803,072	721,643
Certificates of deposit of $250K or more	156,224	132,153
Brokered certificates of deposits (2)	94,614	98,729
Listing service deposits (2)	9,361	14,433
Certificates of deposit less than $250K	364,701	355,511
Total certificates of deposit	624,900	600,826
Total interest-bearing deposits	1,427,972	1,322,469
Total deposits	$1,606,097	$1,507,620

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of June 30, 2024 and December 31, 2023, there were $1.5 million and $0.3 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At June 30, 2024 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2024	$324,564
2025	201,905
2026	46,918
2027	46,968
2028	3,212
Thereafter	1,333
$624,900

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both June 30, 2024 and December 31, 2023.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY and the FRBNY at June 30, 2024 and December 31, 2023 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $480.4 million and $380.4 million of outstanding term advances from the FHLBNY at June 30, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2024 and December 31, 2023.

FRBNY Advances: The Bank also has additional borrowing capacity under a secured line with the FRBNY secured by 36.7% of our total securities portfolio with amortized cost of $211.3 million at June 30, 2024. The Bank had $200.0 million and $304.0 million of outstanding term advances from the FRBNY at June 30, 2024 and December 31, 2023, respectively.

Borrowed funds at June 30, 2024 and December 31, 2023 consist of the following and are summarized by maturity and call date below:

	June 30,			December 31,
	2024			2023
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Term advances ending:
2024	$109,321	$109,321	4.69%	$363,321	$363,321	4.55%
2025	250,000	250,000	4.69	50,000	50,000	4.41
2026	50,000	50,000	4.83	—	—	—
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
Thereafter	50,000	50,000	3.35	50,000	50,000	3.35
	$680,421	$680,421	4.20%	$684,421	$684,421	4.10%

Interest expense on term advances totaled $7.1 million and $6.5 million for the three months ended June 30, 2024 and 2023 and $15.1 million and $10.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of June 30, 2024
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$790	$790
Total Derivatives	$250,000	$790	$790

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,435	$4,435
Total Derivatives	$250,000	$4,435	$4,435

Note 10. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands except share data)

Net income (loss) available to common stockholders	$3,117	$(87)	$5,531	$244
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,811,732	24,743,843	23,800,294	24,802,654
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,401,929	1,535,675	1,418,647	1,552,297
Basic weighted average common shares outstanding	22,409,803	23,208,168	22,381,647	23,250,357
Basic earnings per common share	$0.14	$(0.00)	$0.25	$0.01
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	9,506	—	11,371	24,844
Diluted weighted average common shares outstanding	22,419,309	23,208,168	22,393,018	23,275,201
Diluted earnings per common share	$0.14	$(0.00)	$0.25	$0.01

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Commitments to grant mortgage loans	$467,799	$529,768
Unfunded commitments under lines of credit	54,398	61,739
	$522,197	$591,507

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2024.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of June 30, 2024, the total unfunded commitment was $2.2 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of June 30, 2024, the total unfunded commitment was $1.9 million.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. The fair value carrying amount of mortgages held for sale measured under the fair value option was $37.8 million and the aggregate unpaid principal amounted to $37.7 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,796	$2,796	$—	$—
Corporate bonds	23,914	—	23,914	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	30,606	—	30,606	—
FHLMC Certificates	8,088	—	8,088	—
FNMA Certificates	47,623	—	47,623	—
GNMA Certificates	98	—	98	—
Mortgage Loans Held for Sale, at fair value	37,764	—	37,764	—
Interest rate swap	790	—	790	—
	$151,679	$2,796	$148,883	$—

		December 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,784	$2,784	$—	$—
Corporate bonds	23,668	536	23,132	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,148	—	33,148	—
FHLMC Certificates	8,681	—	8,681	—
FNMA Certificates	51,517	—	51,517	—
GNMA Certificates	104	—	104	—
Mortgage Loans Held for Sale, at fair value	9,980	—	9,980	—
Interest rate swap	4,435	—	4,435	—
	$134,317	$3,320	$130,997	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$14,091	$—	$—	$14,091

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,726	$—	$—	$12,726

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2024
Financial assets:
Cash and cash equivalents	$103,166	$103,166	$—	$—	$103,166
Available-for-sale securities, at fair value	113,125	2,796	110,329	—	113,125
Held-to-maturity securities, at amortized cost, net	442,113	—	425,645	—	425,645
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	37,764	—	37,764	—	37,764
Loans receivable, net	2,022,173	—	—	1,980,112	1,980,112
Accrued interest receivable	17,441	—	17,441	—	17,441
FHLBNY stock	23,972	23,972	—	—	23,972
Interest rate swap	790	—	790	—	790
Financial liabilities:
Deposits:
Demand deposits	178,125	178,125	—	—	178,125
Interest-bearing deposits	803,072	803,072	—	—	803,072
Certificates of deposit	624,900	—	618,206	—	618,206
Advance payments by borrowers for taxes and insurance	10,838	—	10,838	—	10,838
Borrowings	680,421	—	667,493	—	667,493
Interest rate swap	790	—	790	—	790
Accrued interest payable	6,820	—	6,820	—	6,820

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$139,190	$139,190	$—	$—	$139,190
Available-for-sale securities, at fair value	119,902	3,320	116,582	—	119,902
Held-to-maturity securities, at amortized cost	461,748	—	450,042	—	450,042
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,980	—	9,980	—	9,980
Loans receivable, net	1,895,886	—	—	1,844,507	1,844,507
Accrued interest receivable	18,010	—	18,010	—	18,010
FHLBNY stock	19,377	19,377	—	—	19,377
Interest rate swap	4,435		4,435		4,435
Financial liabilities:
Deposits:
Demand deposits (1)	185,151	185,151	—	—	185,151
Interest-bearing deposits (1)	721,643	721,643	—	—	721,643
Certificates of deposit	600,826	—	594,234	—	594,234
Advance payments by borrowers for taxes and insurance	10,778	—	10,778	—	10,778
Borrowings	684,421	—	674,155	—	674,155
Interest rate swap	4,435	—	4,435	—	4,435
Accrued interest payable	11,965	—	11,965	—	11,965

(1)
As of December 31, 2023, $58.2 million were reclassified from demand deposits to interest-bearing deposits.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at June 30, 2024 and December 31, 2023. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2024 and December 31, 2023.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2024 and December 31, 2023, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 14.5% at June 30, 2024 and 15.3% at December 31, 2023.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$542,647	23.86%	$181,979	8.00%	$227,474	10.00%
Tier 1 Capital to Risk-Weighted Assets	514,213	22.61%	136,485	6.00%	181,979	8.00%
Common Equity Tier 1 Capital Ratio	289,213	12.71%	102,363	4.50%	147,858	6.50%
Tier 1 Capital to Total Assets	514,213	17.88%	115,007	4.00%	143,759	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$501,657	22.47%	$178,613	8.00%	$223,266	10.00%
Tier 1 Capital to Risk-Weighted Assets	474,313	21.24%	133,959	6.00%	178,613	8.00%
Common Equity Tier 1 Capital Ratio	474,313	21.24%	100,470	4.50%	145,123	6.50%
Tier 1 Capital to Total Assets	474,313	16.70%	113,638	4.00%	142,047	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$533,513	25.06%	$170,302	8.00%	$212,878	10.00%
Tier 1 Capital to Risk-Weighted Assets	507,042	23.82%	127,727	6.00%	170,302	8.00%
Common Equity Tier 1 Capital Ratio	282,042	13.25%	95,795	4.50%	138,371	6.50%
Tier 1 Capital to Total Assets	507,042	19.71%	102,911	4.00%	128,639	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$492,622	23.30%	$169,153	8.00%	$211,441	10.00%
Tier 1 Capital to Risk-Weighted Assets	466,151	22.05%	126,865	6.00%	169,153	8.00%
Common Equity Tier 1 Capital Ratio	466,151	22.05%	95,149	4.50%	137,437	6.50%
Tier 1 Capital to Total Assets	466,151	17.49%	106,591	4.00%	133,239	5.00%

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

As of June 30, 2024 and December 31, 2023, the Bank was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	June 30, 2024
	December 31, 2023	Change	June 30, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$(908)	$(16,557)
Total	$(15,649)	$(908)	$(16,557)

	December 31, 2023
	December 31, 2022	Change	December 31, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$2,211	$(15,649)
Total	$(17,860)	$2,211	$(15,649)

Note 15. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousand)
Beginning balance	$9,942	$8,829	$8,810	$8,318
Originations	410	50	1,592	627
Payments	(1,049)	(265)	(1,099)	(331)
Ending balance	$9,303	$8,614	$9,303	$8,614

The Company held deposits in the amount of $8.9 million and $8.4 million from directors, executive officers and non-executive officers at June 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at June 30, 2024 and December 31, 2023, and results of operations for the three and six months ended June 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Federal Economic Relief Funds To Aid Lending

Emergency Capital Investment Program

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225.0 million in cash, to the United States Department of the Treasury (the “Treasury”) pursuant to the Emergency Capital Investment Program (“ECIP”). The holders of the Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to Treasury in a quarterly supplemental report. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. After 10 years of issuance, the perpetual dividend rate in effect, will be determined based on said floor and ceiling.

The Company began paying dividends on its Preferred Stock during the quarter ended June 30, 2024, as required by the terms thereof. The Bank exceeded the dividend rate reduction threshold for qualified lending targets designated by the U.S. Treasury Department pursuant to the ECIP. The Bank's “qualified lending” as measured pursuant to ECIP totaled $1.162 billion from June 8, 2023 through March 31, 2024. This reduces the dividend obligation on the Preferred Stock to 0.50% for the quarterly dividends payable through June 2025.

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

At June 30, 2024, the Bank had 10,098 Grain microloans outstanding with an aggregate balance totaling $4.3 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $3.6 million allowance for credit losses, resulting in $0.7 million in Grain microloans. Since the beginning of the Bank’s agreement with Grain and through June 30, 2024, 45,322 microloans amounting to $24.0 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash from Grain and through the application of security deposits connected to fraudulent loan accounts. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of June 30, 2024, the Company’s total exposure to Grain was $0.7 million of the remaining microloans, net of allowance for credit losses, excluding $1.6 million of security deposits by Grain borrowers. The $0.1 million of recoveries for the six months ended June 30, 2024 and the $1.3 million recoveries for the six months ended June 30, 2023 related to Grain is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Grain Technology, Inc. ("Grain") Total Exposure as of June 30, 2024
(in thousands)
Receivable from Grain
Microloans originated - put back to Grain (inception-to-June 30, 2024)	$23,986
Write-downs, net of recoveries (inception-to-date as of June 30, 2024)	(15,341)
Cash receipts from Grain (inception-to-June 30, 2024)	(6,819)
Grant/reserve (inception-to-June 30, 2024)	(1,826)
Net receivable as of June 30, 2024	$—
Microloan receivables from Grain borrowers
Grain originated loans receivable as of June 30, 2024	$4,277
Allowance for credit losses as of June 30, 2024 (1)	(3,623)
Microloans, net of allowance for credit losses as of June 30, 2024	$654
Investments
Investment in Grain	$1,000
Investment in Grain write-off	(1,000)
Investment in Grain as of June 30, 2024	$—
Total exposure to Grain as of June 30, 2024 (2)	$654

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

The Company also established a relationship with Raisin Solutions US LLC ("Raisin") (formerly known as SaveBetter, LLC), a fintech startup focusing on deposits. As of June 30, 2024, the Company had $433.7 million in such deposits. The recent regulatory easing of brokered deposit rules enables the Company to classify such deposits as core deposits.

On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"), pursuant to which the Company purchased from Bamboo 180 Membership Interest Units representing 19.84% of the total issued and outstanding Membership Interest in Bamboo for an investment of $4.4 million. With over a decade processing payments in

Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $2.84 billion in assets, $2.02 billion in loans receivables, net of allowance for credit losses of $24.1 million, and $1.61 billion in deposits at June 30, 2024, all while investing in infrastructure, implementing digital banking, diversifying its product offering and partnering with Fintech companies. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

On June 7, 2022, the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 for an aggregate purchase price equal to $225.0 million in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. Treasury has indicated that the investment will qualify as Tier 1 capital. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. The Company began paying dividends on its Preferred Stock during the quarter ended June 30, 2024, as required by the terms thereof. The Bank exceeded the dividend rate reduction threshold for qualified lending targets designated by the U.S. Treasury Department pursuant to the ECIP. The Bank's “qualified lending” as measured pursuant to ECIP totaled $1.162 billion from June 8, 2023 through March 31, 2024. This reduces the dividend obligation on the Preferred Stock to 0.50% for the quarterly dividends payable through June 2025.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total consolidated assets increased $91.3 million, or 3.3%, to $2.84 billion at June 30, 2024 from $2.75 billion at December 31, 2023. The increase in total assets is largely attributable to increases of $126.3 million in net loans receivable, $27.8 million in mortgage loans held for sale and $4.6 million in Federal Home Loan Bank of New York stock, partially offset by decreases of $36.0 million in cash and cash equivalents, $19.6 million in held-to-maturity securities, $6.8 million in available-for-sale securities, $3.2 million in other assets, $1.2 million in deferred tax assets and $0.6 million in accrued interest receivable.

Cash and Cash Equivalents. Cash and cash equivalents decreased $36.0 million, or 25.9%, to $103.2 million at June 30, 2024, compared to $139.2 million at December 31, 2023. The decrease in cash and cash equivalents was primarily the result of an increase of $142.5 million in net loans, $6.0 million in purchase of loans, $5.1 million decrease in accrued interest payable, an increase of $4.7 million in loans held for sale, $4.6 million in purchase of FHLB stock and $4.0 million repayment of borrowings. The decrease in cash and cash equivalents was offset by an increase of $98.5 million in net deposits, $25.5 million in principal repayment on securities and $3.2 million decrease in other assets.

Securities. The composition of securities at June 30, 2024 and December 31, 2023 and the amounts maturing of each classification are summarized as follows:

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,992	2,796	2,990	2,784
More than five years through ten years	—	—	—	—
	2,992	2,796	2,990	2,784
Corporate Bonds:
Amounts maturing:
Three months or less	4,000	3,960	—	—
More than three months through one year	—	—	4,000	3,863
More than one year through five years	1,000	598	1,000	536
More than five years through ten years	20,773	19,356	20,790	19,269
	25,773	23,914	25,790	23,668
Mortgage-Backed Securities	105,393	86,415	111,001	93,450
Total Available-for-Sale Securities	$134,158	$113,125	$139,781	$119,902

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	25,000	24,747	25,000	24,819
More than five years through ten years	—	—	—	—
	25,000	24,747	25,000	24,819
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	35,000	34,529	25,000	24,650
More than one year through five years	40,000	39,081	50,000	48,265
More than five years through ten years	7,500	6,660	7,500	6,894
	82,500	80,270	82,500	79,809
Mortgage-Backed Securities	334,831	320,628	354,646	345,414
Allowance for Credit Losses	(218)	—	(398)	—
Total Held-to-Maturity Securities	$442,113	$425,645	$461,748	$450,042

The Company securities portfolio decreased $6.8 million in available-for-sale and $19.6 million in held-to-maturity during the six months ended June 30, 2024. The decrease in the securities portfolio was primarily due to changes in principal amount of the securities.

Gross Loans Receivable. The composition of gross loans receivable at June 30, 2024 and at December 31, 2023 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2024		December 31, 2023		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$337,292	16.5%	$343,689	17.9%	$(6,397)	(1.9%)
Owner-Occupied	147,485	7.2%	152,311	7.9%	(4,826)	(3.2%)
Multifamily residential	545,323	26.7%	550,559	28.7%	(5,236)	(1.0%)
Nonresidential properties	337,583	16.5%	342,343	17.8%	(4,760)	(1.4%)
Construction and land	641,879	31.4%	503,925	26.2%	137,954	27.4%
Total mortgage loans	2,009,562	98.3%	1,892,827	98.5%	116,735	6.2%
Nonmortgage loans:
Business loans	30,222	1.5%	19,779	1.0%	10,443	52.8%
Consumer loans (1)	5,305	0.3%	8,966	0.5%	(3,661)	(40.8%)
	35,527	1.7%	28,745	1.5%	6,782	23.6%
Total	$2,045,089	100.0%	$1,921,572	100.0%	$123,517	6.4%

(1)
As of June 30, 2024 and December 31, 2023, consumer loans include $4.3 million and $8.0 million of microloans originated by the Bank pursuant to its arrangement with Grain.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 58.3% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

The majority of the $138.0 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2024 as opposed to new originations in 2024. Our commitments to grant new mortgage loans decreased by $62.0 million as of June 30, 2024 compared to December 31, 2023. See Note 11 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

Within the construction and land mortgage loans, as indicated in the composition of gross loans receivable table above, there are 22 loans at 100% completion, with balances of $161.4 million as of June 30, 2024. Of these 22 projects, 14 have been issued a temporary certificate of occupancy, six have a final certificate of occupancy and two are pending certificate of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2024 and December 31, 2023, approximately 4.8% and 5.3%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 150% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2024 and December 31, 2023, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 132.8% and 102.5%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 294.3% and 269.1% as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Bank was above the 100% guidelines established by the banking regulations but under the 150% guidelines set by the Bank for construction and land mortgage loans and within the 300% guideline established by banking regulators for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at June 30, 2024 increased $27.8 million, or 278.4%, to $37.8 million from $10.0 million at December 31, 2023. The increase in loans held for sale, at fair value, was mainly attributable to one loan that was transferred from loans held for investment to loans held for sale. The loan was subsequently sold in July of 2024 with no losses.

Deposits. The composition of deposits at June 30, 2024 and December 31, 2023 and changes in dollars and percentages are summarized as follows:

	June 30, 2024		December 31, 2023		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$178,125	11.1%	$185,151	12.3%	$(7,026)	(3.8%)
Interest-bearing deposits:
NOW/IOLA accounts (1)	81,178	5.1%	77,909	5.2%	3,269	4.2%
Money market accounts	502,255	31.3%	432,735	28.7%	69,520	16.1%
Reciprocal deposits	109,945	6.9%	96,860	6.4%	13,085	13.5%
Savings accounts	109,694	6.8%	114,139	7.6%	(4,445)	(3.9%)
Total NOW, money market, reciprocal and savings	803,072	50.0%	721,643	47.9%	81,429	11.3%
Certificates of deposit of $250K or more	156,224	9.7%	132,153	8.7%	24,071	18.2%
Brokered certificates of deposit (2)	94,614	5.9%	98,729	6.6%	(4,115)	(4.2%)
Listing service deposits (2)	9,361	0.6%	14,433	1.0%	(5,072)	(35.1%)
Certificates of deposit less than $250K (1)	364,701	22.7%	355,511	23.5%	9,190	2.6%
Total certificates of deposit	624,900	38.9%	600,826	39.8%	24,074	4.0%
Total interest-bearing deposits	1,427,972	88.9%	1,322,469	87.7%	105,503	8.0%
Total deposits	$1,606,097	100.0%	$1,507,620	100.0%	$98,477	6.5%

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of June 30, 2024 and December 31, 2023, there were $1.5 million and $0.3 million, respectively, in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2024 and December 31, 2023. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at June 30, 2024 and December 31, 2023 of $680.4 million and $684.4 million, respectively, in term advances from the FHLBNY and FRBNY. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at June 30, 2024 and December 31, 2023, under which there was nothing outstanding at both June 30, 2024 and December 31, 2023. The Bank had no overnight line of credit advance at June 30, 2024 and December 31, 2023.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $6.3 million, or 1.27%, to $497.7 million at June 30, 2024 from $491.4 million at December 31, 2023. This increase in stockholders’ equity was largely attributable to $5.5 million in net income available to common stockholders, $1.0 million impact to additional paid in capital as a result of share-based compensation and $0.6 million from release of ESOP shares, offset by $0.9 million in other comprehensive loss.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

The discussion of the Company’s results of operations for the three months ended June 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $3.1 million for the three months ended June 30, 2024 compared to net loss available to common stockholders of $0.1 million for the three months ended June 30, 2023. Earnings per basic and diluted share was $0.14 for the three months ended June 30, 2024 compared to earnings per basic and diluted share of $0.00 for the three months ended June 30, 2023. The $3.2 million increase of net income available to common stockholders for the three months ended June 30, 2024 was due to increases of $7.7 million in interest and dividend income and $1.4 million in benefit for credit losses, a decrease of $0.9 million in non-interest expense and an increase of $0.8 million in non-interest income, offset by $6.1 million in interest expense and $0.1 million in payments and accrued dividends on preferred shares. Net income for the three months ended June 30, 2024, which excludes $0.1 million in dividend payments and accruals on preferred shares, was $3.2 million. The Company began paying dividends on its preferred stock during the quarter ended June 30, 2024, as required by the terms thereof.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$38,792	$31,055	$7,737	24.9%
Interest expense	20,888	14,773	6,115	41.4%
Net interest income	17,904	16,282	1,622	10.0%
(Benefit) provision for credit losses	(374)	987	(1,361)	(137.9%)
Net interest income after (benefit) provision for credit losses	18,278	15,295	2,983	19.5%
Non-interest income	2,258	1,492	766	51.3%
Non-interest expense	16,147	17,089	(942)	(5.5%)
Income (loss) before income taxes	4,389	(302)	4,691	(1,553.3%)
Provision (benefit) for income taxes	1,197	(215)	1,412	(656.7%)
Net income (loss)	$3,192	$(87)	$3,279	(3,769.0%)
Dividends on preferred shares	75	—	75	0.0%
Net income (loss) available to common stockholders	$3,117	$(87)	$3,117	(3,582.8%)
Earnings per share:
Basic	$0.14	$(0.00)	$0.14	(3,810.4%)
Diluted	$0.14	$(0.00)	$0.14	(3,808.9%)

Interest and Dividend Income. Interest and dividend income increased $7.7 million, or 24.9%, to $38.8 million for the three months ended June 30, 2024 from $31.1 million for the three months ended June 30, 2023. Interest income on loans receivable, which is the Company’s primary source of income, increased $8.3 million, or 35.9%, to $31.3 million for the three months ended June 30, 2024 from $23.0 million for the three months ended June 30, 2023. Interest and dividend income on securities and FHLBNY stock and deposits due from banks decreased $0.5 million, or 6.6%, to $7.5 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,407	$7,594	$(187)	(2.5%)
Multifamily residential	6,975	6,726	249	3.7%
Nonresidential properties	4,449	3,783	666	17.6%
Construction and land	11,701	4,196	7,505	178.9%
Business loans	593	350	243	69.4%
Consumer loans	156	366	(210)	(57.4%)
Total interest income on loans receivable	$31,281	$23,015	$8,266	35.9%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$1,542	$1,817	$(275)	(15.1%)
Interest on securities	5,486	5,731	(245)	(4.3%)
Dividend on FHLBNY stock	483	492	(9)	(1.8%)
Total interest and dividend income	$7,511	$8,040	$(529)	(6.6%)

Interest Expense. Interest expense increased $6.1 million, or 41.4%, to $20.9 million for the three months ended June 30, 2024 from $14.8 million for the three months ended June 30, 2023, primarily due to an increase in the average cost of funds.

The following table presents expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,358	$3,881	$2,477	63.8%
Money market	$7,209	$4,077	3,132	76.8%
Savings	$27	$29	(2)	(6.9%)
NOW/IOLA	$151	$305	(154)	(50.5%)
Advance payments by borrowers	$2	$2	—	0.0%
Borrowings	$7,141	$6,479	662	10.2%
Total interest expense	$20,888	$14,773	$6,115	41.4%

Net Interest Income. Net interest income increased $1.6 million, or 10.0%, to $17.9 million for the three months ended June 30, 2024 from $16.3 million for the three months ended June 30, 2023. The $1.6 million increase in net interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to an increase of $8.3 million in interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $6.1 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities and a $0.5 million decrease in interest and dividend income on securities and FHLBNY stock and deposits due from banks,.

Net interest rate spread decreased by 3 basis point to 1.72% for the three months ended June 30, 2024 from 1.75% for the three months ended June 30, 2023. The decrease in the net interest rate spread for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 66 basis points to 3.97% for the three months ended June 30, 2024 from 3.31% for the three months ended June 30, 2023 and an increase in the average yields on interest-earning assets of 63 basis points to 5.69% for the three months ended June 30, 2024 from 5.06% for the three months ended June 30, 2023.

Net interest margin decreased 3 basis points for the three months ended June 30, 2024 to 2.62% from 2.65% for the three months ended June 30, 2023.

In 2023, the Federal Reserve raised the target range for the federal funds rate to 5.25%-5.50%, pushing borrowing costs to the highest level in 23 years. The Federal Reserve has kept the federal funds interest rate steady and signaled that there will likely be a rate cut at its September 2024 meeting. The decrease in federal funds rate will be in response to lower inflation as well as a cooler job market. In a lower rate environment, the significant competitive pressures in our markets and the potential positive impact of these factors on our deposit and loan pricing, our net interest margin may be positively impacted. Our net interest income may also be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income increased $0.8 million, or 51.3% to $2.3 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. The increase in non-interest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to increases of $0.5 million in other non-interest income related to the mark to market adjustments on a private equity fund investment made by the Company, $0.2 million in income on sale of mortgage loans and $0.1 million in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$492	$481	$11	2.3%
Brokerage commissions	9	35	(26)	(74.3%)
Late and prepayment charges	426	372	54	14.5%
Income on sale of mortgage loans	274	82	192	234.1%
Other	1,057	522	535	102.5%
Total non-interest income	$2,258	$1,492	$766	51.3%

Non-Interest Expense. Non-interest expense decreased $0.9 million, or 5.5%, to $16.1 million for the three months ended June 30, 2024 from $17.1 million for the three months ended June 30, 2023. The $0.9 million decrease in non-interest expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 was attributable to decreases of $1.0 million in provision for contingencies, $0.5 million in professional fees, $0.3 million in office supplies, telephone and postage, $0.2 million in occupancy and equipment, $0.2 million in data processing expenses and $0.2 million in marketing and promotional expenses, partially offset by increases of $0.5 million in other operating expense, $0.3 million in direct loan expenses, $0.3 million in compensation and benefits and a decrease of $0.3 million in Grain recoveries.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,724	$7,425	$299	4.0%
Occupancy and equipment	3,564	3,724	(160)	(4.3%)
Data processing expenses	1,013	1,208	(195)	(16.1%)
Direct loan expenses	633	345	288	83.5%
(Benefit) provision for contingencies	(493)	517	(1,010)	(195.4%)
Insurance and surety bond premiums	263	248	15	6.0%
Office supplies, telephone and postage	233	489	(256)	(52.4%)
Professional fees	1,369	1,904	(535)	(28.1%)
Grain recoveries	(65)	(346)	281	(81.2%)
Marketing and promotional expenses	145	303	(158)	(52.1%)
Directors fees and regulatory assessment	176	160	16	10.0%
Other operating expenses	1,585	1,112	473	42.5%
Total non-interest expense	$16,147	$17,089	$(942)	(5.5%)

Income Tax (Benefit) Provision. The Company had provision for income taxes of $1.2 million for the three months ended June 30, 2024 compared to a benefit for income taxes of $0.2 million for the three months ended June 30, 2023.

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,040,149	31,281	6.17%	$1,683,117	$23,015	5.48%
Securities (3)	562,560	5,486	3.92%	614,598	5,731	3.74%
Other (4) (5)	141,368	2,025	5.76%	164,509	2,309	5.63%
Total interest-earning assets	2,744,077	38,792	5.69%	2,462,224	31,055	5.06%
Non-interest-earning assets (5)	105,774			121,169
Total assets	$2,849,851			$2,583,393
Interest-bearing liabilities:
NOW/IOLA (6) (7)	$72,932	$151	0.83%	$66,314	$305	1.84%
Money market (7) (8)	599,209	7,209	4.84%	408,329	4,077	4.00%
Savings	111,859	27	0.10%	122,802	29	0.09%
Certificates of deposit (8)	635,850	6,358	4.02%	524,445	3,881	2.97%
Total deposits	1,419,850	13,745	3.89%	1,121,890	8,292	2.96%
Advance payments by borrowers	14,948	2	0.05%	16,967	2	0.05%
Borrowings	680,421	7,141	4.22%	649,652	6,479	4.00%
Total interest-bearing liabilities	2,115,219	20,888	3.97%	1,788,509	14,773	3.31%
Non-interest-bearing liabilities:
Non-interest-bearing demand (6)	188,920	—		255,673	—
Other non-interest-bearing liabilities	49,437	—		42,906	—
Total non-interest-bearing liabilities	238,357	—		298,579	—
Total liabilities	2,353,576	20,888		2,087,088	14,773
Total equity	496,275			496,305
Total liabilities and total equity	$2,849,851		3.97%	$2,583,393		3.31%
Net interest income		$17,904			$16,282
Net interest rate spread (9)			1.72%			1.75%
Net interest-earning assets (10)	$628,858			$673,715
Net interest margin (11)			2.62%			2.65%
Average interest-earning assets to interest-bearing liabilities			129.73%			137.67%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Includes reclassification of $44.0 million average outstanding balances from non-interest-bearing demand to NOW/IOLA for the three months ended June 30, 2023.
(7)
Includes $0.3 million of interest expense reclassified from money market to NOW/IOLA for the three months ended June 30, 2023.
(8)
Includes reclassification of $130.7 million average outstanding balances and $1.5 million of interest expenses from money market to certificates of deposit for the three months ended June 30, 2023.
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

	For the Three Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,806	$3,460	$8,266
Securities (2)	(500)	255	(245)
Other	(330)	46	(284)
Total interest-earning assets	3,976	3,761	7,737
Interest-bearing liabilities:
NOW/IOLA	30	(184)	(154)
Money market	1,890	1,242	3,132
Savings	(3)	1	(2)
Certificates of deposit	812	1,665	2,477
Total deposits	2,729	2,724	5,453
Borrowings	288	374	662
Total interest-bearing liabilities	3,017	3,098	6,115
Change in net interest income	$959	$663	$1,622

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

The discussion of the Company’s results of operations for the six months ended June 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $5.5 million for the six months ended June 30, 2024 compared to net income available to common stockholders of $0.2 million for the six months ended June 30, 2023. Earnings per basic and diluted share was $0.25 for the six months ended June 30, 2024 compared to earnings per basic and diluted share of $0.01 for six months ended June 30, 2023. The $5.3 million increase of net income available to common stockholders from the six months ended June 30, 2023, was due to increases of $5.2 million in net interest income, $1.4 million in benefit for credit losses and $0.7 million in non-interest income and a decrease of $0.4 million in non-interest expense, partially offset by an increase of $2.2 million in provision for income taxes and $0.1 million in dividends on preferred shares. Net income for the six months ended June 30, 2024, which excludes $0.1 million in dividend payments and accruals on preferred shares, was $5.6 million.

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$78,458	$57,411	$21,047	36.7%
Interest expense	41,731	25,884	15,847	61.2%
Net interest income	36,727	31,527	5,200	16.5%
(Benefit) provision for credit losses	(554)	813	(1,367)	(168.1%)
Net interest income after (benefit) provision for credit losses	37,281	30,714	6,567	21.4%
Non-interest income	3,965	3,311	654	19.8%
Non-interest expense	33,097	33,450	(353)	(1.1%)
Income before income taxes	8,149	575	7,574	1,317.2%
Provision for income taxes	2,543	331	2,212	668.3%
Net income	5,606	244	5,362	2,197.5%
Dividends on preferred shares	75	—	75	0.0%
Net income available to common stockholders	$5,531	$244	$5,287	2,166.8%
Earnings per share:
Basic	$0.25	$0.01	$0.24	2,286.7%
Diluted	$0.25	$0.01	$0.24	2,288.1%

Interest and Dividend Income. Interest and dividend income increased $21.0 million, or 36.7%, to $78.5 million for the six months ended June 30, 2024 from $57.4 million for the six months ended June 30, 2023. Interest income on loans receivable, which is the Company’s primary source of income, increased $19.2 million, or 45.0%, to $61.9 million for the six months ended June 30, 2024 from $42.7 million for the six months ended June 30, 2023.

Total interest and dividend income increased $1.8 million, or 12.4%, to $16.5 million for the six months ended June 30, 2024 from $14.7 million for the six months ended June 30, 2023. The increase was primarily attributable to $2.4 million increase in interest on deposits due from banks, offset by $0.7 million in dividend on FHLYNY stock.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$14,953	$13,647	$1,306	9.6%
Multifamily residential	13,896	12,822	1,074	8.4%
Nonresidential properties	8,808	7,456	1,352	18.1%
Construction and land	22,925	6,958	15,967	229.5%
Business loans	1,005	938	67	7.1%
Consumer loans	358	894	(536)	(60.0%)
Total interest income on loans receivable	$61,945	$42,715	$19,230	45.0%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$4,453	$2,014	$2,439	121.1%
Interest on securities	11,105	11,806	(701)	(5.9%)
Dividend on FHLBNY stock	955	876	79	9.0%
Total interest and dividend income	$16,513	$14,696	$1,817	12.4%

Interest Expense. Interest expense increased $15.8 million, or 61.2%, to $41.7 million for the six months ended June 30, 2024 from $25.9 million for the six months ended June 30, 2023, primarily due to an increase in the average cost of funds.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$12,738	$7,106	$5,632	79.3%
Money market	13,501	6,169	7,332	118.9%
Savings	55	59	(4)	(6.8%)
NOW/IOLA	369	993	(624)	(62.8%)
Advance payments by borrowers	4	4	—	0.0%
Borrowings	15,064	11,553	3,511	30.4%
Total interest expense	$41,731	$25,884	$15,847	61.2%

Net Interest Income. Net interest income increased $5.2 million, or 16.5%, to $36.7 million for the six months ended June 30, 2024 from $31.5 million for the six months ended June 30, 2023. The $5.2 million increase in net interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to an increase of $19.2 million in interest and dividend income primarily due to increases in average loans receivable and $2.4 million in deposits due from banks, partially offset by an increase of $15.8 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities and a decrease of $0.6 million in interest and dividend income on securities and FHLBNY stock.

Net interest rate spread decreased by 2 basis points to 1.77% for the six months ended June 30, 2024 from 1.79% for the six months ended June 30, 2023. The decrease in the net interest rate spread for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in the average rates paid on interest-bearing liabilities of 82 basis points to 3.93% for the six months ended June 30, 2024 from 3.11% for the six months ended June 30, 2023 and an increase in the average yields on interest-earning assets of 79 basis points to 5.70% for the six months ended June 30, 2024 from 4.91% for the six months ended June 30, 2023.

Net interest margin decreased 3 basis points for the six months ended June 30, 2024, to 2.67% from 2.70% for six months ended June 30, 2023.

Non-Interest Income. Non-interest income increased $0.7 million, or 19.8%, to $4.0 million for the six months ended June 30, 2024 from $3.3 million for the six months ended June 30, 2023. The $0.7 million increase in non-interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to increases of $0.6 million in other non-interest income and $0.4 million in income on sale of mortgage loans, partially offset by a decrease $0.3 million in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$965	$972	$(7)	(0.7%)
Brokerage commissions	17	50	(33)	(66.0%)
Late and prepayment charges	785	1,101	(316)	(28.7%)
Income on sale of mortgage loans	576	181	395	218.2%
Other	1,622	1,007	615	61.1%
Total non-interest income	$3,965	$3,311	$654	19.8%

Non-Interest Expense. Non-interest expense decreased $0.4 million, or 1.1%, to $33.1 million for the six months ended June 30, 2024 from $33.5 million for the six months ended June 30, 2023. The $0.4 million decrease in non-interest expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 was attributable to decreases of $1.8 million in provision for contingencies, $0.4 million in office supplies, telephone and postage, $0.3 million in professional fees, $0.3 million in data processing expenses, $0.2 million in other operating expenses and $0.1 million in occupancy and equipment, partially offset by a decrease of $1.1 million in Grain recoveries, and increases of $0.7 million in compensation and benefits and $0.6 million in direct loan expenses and $0.2 million in marketing and promotional expenses.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$15,568	$14,871	$697	4.7%
Occupancy and equipment	7,231	7,294	(63)	(0.9%)
Data processing expenses	2,140	2,400	(260)	(10.8%)
Direct loan expenses	1,365	757	608	80.3%
(Benefit) provision for contingencies	(329)	1,502	(1,831)	(121.9%)
Insurance and surety bond premiums	516	513	3	0.6%
Office supplies, telephone and postage	482	888	(406)	(45.7%)
Professional fees	3,092	3,359	(267)	(7.9%)
Grain recoveries	(118)	(1,260)	1,142	(90.6%)
Marketing and promotional expenses	245	431	(186)	(43.2%)
Directors' fees and regulatory assessment	355	315	40	12.7%
Other operating expenses	2,550	2,380	170	7.1%
Total non-interest expense	$33,097	$33,450	$(353)	(1.1%)

Income Tax Provision. The Company had a provision for income taxes of $2.5 million for the six months ended June 30, 2024 compared to a provision for income taxes of $0.3 million for six months ended June 30, 2023.

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

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,009,706	61,945	6.20%	$1,627,939	$42,715	5.29%
Securities (3)	569,397	11,105	3.92%	622,822	11,806	3.82%
Other (4) (5)	189,899	5,408	5.73%	106,812	2,890	5.46%
Total interest-earning assets	2,769,002	78,458	5.70%	2,357,573	57,411	4.91%
Non-interest-earning assets (5)	106,172			122,083
Total assets	$2,875,174			$2,479,656
Interest-bearing liabilities:
NOW/IOLA (6) (7)	$77,891	$369	0.95%	$69,024	$993	2.90%
Money market (7) (8)	571,886	13,501	4.75%	361,557	6,168	3.44%
Savings	112,680	55	0.10%	125,823	59	0.09%
Certificates of deposit (8)	632,689	12,738	4.05%	520,420	7,106	2.75%
Total deposits	1,395,146	26,663	3.84%	1,076,824	14,326	2.68%
Advance payments by borrowers	13,917	4	0.06%	14,954	5	0.07%
Borrowings	725,745	15,064	4.17%	587,026	11,553	3.97%
Total interest-bearing liabilities	2,134,808	41,731	3.93%	1,678,804	25,884	3.11%
Non-interest-bearing liabilities:
Non-interest-bearing demand (6)	193,891	—		261,988	—
Other non-interest-bearing liabilities	51,749	—		42,451	—
Total non-interest-bearing liabilities	245,640	—		304,439	—
Total liabilities	2,380,448	41,731		1,983,243	25,884
Total equity	494,726			496,413
Total liabilities and total equity	$2,875,174		3.93%	$2,479,656		3.11%
Net interest income		$36,727			$31,527
Net interest rate spread (9)			1.77%			1.79%
Net interest-earning assets (10)	$634,194			$678,769
Net interest margin (11)			2.67%			2.70%
Average interest-earning assets to interest-bearing liabilities			129.71%			140.43%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
FRBNY demand deposits for prior period have been reclassified for consistency.
(6)
Includes reclassification of $46.2 million average outstanding balances from non-interest-bearing demand to NOW/IOLA for the six months ended June 30, 2023.
(7)
Includes $1.0 million of interest expense reclassified from money market to NOW/IOLA for the six months ended June 30, 2023.
(8)
Includes reclassification of $132.8 million average outstanding balances and $2.8 million of interest expenses from money market to certificates of deposit for the six months ended June 30, 2023.
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

	For the Six Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$10,164	$9,066	$19,230
Securities (2)	(983)	282	(701)
Other	2,262	256	2,518
Total interest-earning assets	11,443	9,604	21,047
Interest-bearing liabilities:
NOW/IOLA	131	(755)	(624)
Money market	3,615	3,718	7,333
Savings	(6)	2	(4)
Certificates of deposit	1,557	4,075	5,632
Total deposits	5,297	7,040	12,337
Borrowings	2,770	741	3,511
Total interest-bearing liabilities	8,067	7,781	15,848
Change in net interest income	$3,376	$1,823	$5,199

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2024, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$71,565	(8.65%)
+300	73,350	(6.37%)
+200	75,106	(4.13%)
+100	76,778	(1.99%)
Level	78,338	— %
-100	80,370	2.59%
-200	82,653	5.51%
-300	83,687	6.83%
-400	84,933	8.42%

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

At June 30, 2024, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2024, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$345,991	$(148,971)	(30.10%)	13.57%	(3,010)
+300	383,466	(111,496)	(22.53%)	14.69%	(2,253)
+200	418,631	(76,331)	(15.42%)	15.69%	(1,542)
+100	456,296	(38,666)	(7.81%)	16.72%	(781)
Level	494,962	—	—%	17.72%	—
-100	532,363	37,401	7.56%	18.62%	756
-200	570,087	75,125	15.18%	19.47%	1,518
-300	606,235	111,273	22.48%	20.23%	2,248
-400	658,873	163,911	33.12%	21.35%	3,312

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

At June 30, 2024, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. In 2023, the Federal Reserve raised the target range for the federal funds rate to 5.25%-5.50%, pushing borrowing costs to the highest level in 23 years. The Federal Reserve has kept the federal funds interest rate steady and signaled that there will likely be a rate cut at its September 2024 meeting. The decrease in federal funds rate will be in response to lower inflation as well as a cooler job market. In a lower rate environment, the significant competitive pressures in our markets and the potential positive impact of these factors on our deposit and loan pricing, our net interest margin may be positively impacted. Our net interest income may also be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation

GAP Analysis. In addition, management analyzes interest rate sensitivity by monitoring the Bank’s interest rate sensitivity "gap." The interest rate sensitivity gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2024, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2024, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$80,038	$80,038	$80,038	$80,038	$80,038	$—	$80,038	$23,128	$103,166
Securities (1)	34,447	80,881	118,586	202,139	335,544	241,061	576,605	(21,367)	555,238
Placements with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	231,328	410,845	672,412	1,176,722	1,958,952	105,731	2,064,683	(4,746)	2,059,937
FHLBNY stock	—	—	—	—	—	—	—	23,972	23,972
Other assets	—	—	—	—	—	—	—	99,445	99,445
Total	$346,062	$572,013	$871,285	$1,459,148	$2,374,783	$346,792	$2,721,575	$120,432	$2,842,007
Liabilities:
Non-maturity deposits	$50,210	$100,418	$200,834	$401,668	$739,273	$74,364	813,637	$167,560	$981,197
Certificates of deposit	190,715	324,539	503,301	567,898	624,900	—	624,900	—	624,900
Borrowings	50,000	50,000	309,321	409,321	630,421	50,000	680,421	—	680,421
Other liabilities	—	—	—	—	—	—	—	57,832	57,832
Total liabilities	290,925	474,957	1,013,456	1,378,887	1,994,594	124,364	2,118,958	225,392	2,344,350
Capital	—	—	—	—	—	—	—	497,657	497,657
Total liabilities and capital	$290,925	$474,957	$1,013,456	$1,378,887	$1,994,594	$124,364	$2,118,958	$723,049	$2,842,007
Asset/liability gap	$55,137	$97,056	$(142,171)	$80,261	$380,189	$222,428	$602,617
Gap/assets ratio	118.95%	120.43%	85.97%	105.82%	119.06%	278.85%	128.44%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $480.4 million and $380.4 million of outstanding term advances from FHLBNY at June 30, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2024 and December 31, 2023. The Bank also has additional borrowing capacity of $218.1 million with the FHLBNY secured by the Bank's loans portfolio at June 30, 2024.

The Bank had $200.0 million and $304.0 million of outstanding term advances from the FRBNY at June 30, 2024 and December 31, 2023, respectively.

Net cash (used in) provided by operating activities was ($1.1) million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($129.4) million and ($160.0) million for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $94.5 million and $349.1 million for the six months ended June 30, 2024 and 2023, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At June 30, 2024 and December 31, 2023, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at June 30, 2024 and December 31, 2023. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2024 and December 31, 2023, the Company had outstanding commitments to originate loans and extend credit of $522.2 million and $591.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2024 totaled $324.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%..

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $15.6 million for the six months ended June 30, 2024. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.9 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $6.3 million for the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2024, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Ponce Financial Group, Inc. (Registrant)

Date: August 8, 2024	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer