Form 10-Q
period 2024-09-30
Ponce Financial Group, Inc.
filed 2024-11-07
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2024, the registrant had 23,829,075 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2024 and December 31, 2023

(Dollars in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$32,061	$28,930
Interest-bearing deposits	123,751	110,260
Total cash and cash equivalents	155,812	139,190
Available-for-sale securities, at fair value (Note 3)	111,005	119,902
Held-to-maturity securities, net of allowance for credit losses of $207 at September 30, 2024 and $398 at December 31, 2023; at amortized cost (fair value 2024 $398,823; 2023 $450,042) (Note 3)	403,736	461,748
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	9,566	9,980
Loans receivable, net of allowance for credit losses of $23,966 at September 30, 2024 and $26,154 at December 31, 2023 (Note 5)	2,180,331	1,895,886
Accrued interest receivable	16,890	18,010
Premises and equipment, net	16,843	16,053
Right of use assets (Note 6)	29,785	31,272
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	28,515	19,377
Deferred tax assets	11,845	14,332
Other assets	51,392	24,723
Total assets	$3,015,969	$2,750,722
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$1,870,323	$1,507,620
Operating lease liabilities	31,343	32,684
Accrued interest payable	2,918	11,965
Advance payments by borrowers for taxes and insurance	13,733	10,778
Borrowings (Note 8)	580,421	684,421
Other liabilities	12,642	11,859
Total liabilities	2,511,380	2,259,327
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of September 30, 2024 and as of December 31, 2023.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued and 23,819,463 shares outstanding as of September 30, 2024 and 24,886,711 shares issued and 23,785,520 shares outstanding as of December 31, 2023	249	249
Treasury stock, at cost; 1,067,248 shares as of September 30, 2024 and 1,101,191 shares as of December 31, 2023	(9,445)	(9,747)
Additional paid-in-capital	208,478	207,106
Retained earnings	105,103	97,420
Accumulated other comprehensive loss (Note 14)	(12,686)	(15,649)
Unearned compensation ─ ESOP; 1,335,424 shares as of September 30, 2024 and 1,435,732 shares as of December 31, 2023	(12,110)	(12,984)
Total stockholders' equity	504,589	491,395
Total liabilities and stockholders' equity	$3,015,969	$2,750,722

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months and Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest on loans receivable	$32,945	$25,276	$94,890	$67,991
Interest on deposits due from banks	2,430	1,969	6,883	3,983
Interest and dividend on securities and FHLBNY stock	5,918	6,261	17,978	18,943
Total interest and dividend income	41,293	33,506	119,751	90,917
Interest expense:
Interest on certificates of deposit	6,926	4,362	19,664	11,468
Interest on other deposits	8,519	5,639	22,448	12,864
Interest on borrowings	6,825	6,963	21,889	18,516
Total interest expense	22,270	16,964	64,001	42,848
Net interest income	19,023	16,542	55,750	48,069
Provision for credit losses (Note 3) (Note 5)	789	535	235	1,348
Net interest income after provision for credit losses	18,234	16,007	55,515	46,721
Non-interest income:
Service charges and fees	508	516	1,473	1,488
Brokerage commissions	—	17	17	67
Late and prepayment charges	77	899	862	2,000
Income on sale of mortgage loans	218	173	794	354
Grant income	—	3,718	—	3,718
Other	348	304	1,970	1,311
Total non-interest income	1,151	5,627	5,116	8,938
Non-interest expense:
Compensation and benefits	7,674	7,566	23,242	22,437
Occupancy and equipment	3,786	3,588	11,017	10,882
Data processing expenses	1,099	1,582	3,239	3,982
Direct loan expenses	573	369	1,938	1,126
(Benefit) provision for contingencies	(252)	391	(581)	1,893
Insurance and surety bond premiums	292	255	808	768
Office supplies, telephone and postage	222	301	704	1,189
Professional fees	1,351	1,693	4,443	5,052
Microloans recoveries (Note 5)	(54)	(69)	(172)	(1,329)
Marketing and promotional expenses	180	248	425	679
Directors' fees and regulatory assessment	178	169	533	484
Other operating expenses	1,265	1,223	3,815	3,603
Total non-interest expense	16,314	17,316	49,411	50,766
Income before income taxes	3,071	4,318	11,220	4,893
Provision for income taxes	638	1,728	3,181	2,059
Net income	$2,433	$2,590	$8,039	$2,834
Dividends on preferred shares	281	—	356	—
Net income available to common stockholders	$2,152	$2,590	$7,683	$2,834
Earnings per common share (Note 10):
Basic	$0.10	$0.12	$0.34	$0.12
Diluted	$0.10	$0.12	$0.34	$0.12
Weighted average common shares outstanding (Note 10):
Basic	22,446,009	22,272,076	22,403,258	22,920,680
Diluted	22,612,028	22,349,217	22,466,178	22,962,956

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Nine Months Ended September 30, 2024 and 2023

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,433	$2,590	$8,039	$2,834
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	4,912	(3,644)	3,758	(3,364)
Income (tax) benefit effect	(1,041)	773	(795)	756
Total other comprehensive income (loss), net of tax	3,871	(2,871)	2,963	(2,608)
Total comprehensive income (loss)	6,304	(281)	11,002	226
Less: Dividends on preferred shares	281	—	356	—
Total comprehensive income (loss) available to common stockholders	$6,023	$(281)	$10,646	$226

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682
Net income	—	—	—	—	—	—	3,192	—	—	3,192
Preferred Stock Dividend		—	—	—	—	—	(75)	—	—	(75)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	33	—	33
Release of restricted stock units	—	—	21,235	—	183	(183)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	14	—	—	292	306
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, June 30, 2024	225,000	$225,000	23,811,732	$249	$(9,519)	$207,934	$102,951	$(16,557)	$(12,401)	$497,657
Net income	—	—	—	—	—	—	2,433	—	—	2,433
Preferred Stock Dividend				—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,871	—	3,871
Release of restricted stock units	—	—	7,731	—	74	(74)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	99	—	—	291	390
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, September 30, 2024	225,000	$225,000	23,819,463	$249	$(9,445)	$208,478	$105,103	$(12,686)	$(12,110)	$504,589

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	492,700
Net income	—	—	—	—	—	—	331	—	—	331
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,231	—	1,231
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Release of restricted stock units	—	—	4,147	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(29)	—	—	291	262
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, March 31, 2023	225,000	$225,000	24,863,500	$249	$(2)	$206,883	$94,399	$(16,629)	$(13,859)	$496,041
Net loss	—	—	—	—	—	—	(87)	—	—	(87)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(968)	—	(968)
Repurchases of common stock			(615,948)		(5,200)					(5,200)
Release of restricted stock units	—	—	21,235	—	—	—	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	—	—	—	292	292
Share-based compensation	—	—	—	—	—	404	—	—	—	404
Balance, June 30, 2023	225,000	$225,000	24,268,787	$249	$(5,202)	$207,287	$94,312	$(17,597)	$(13,567)	$490,482
Net loss	—	—	—	—	—	—	2,590	—	—	2,590
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,871)	—	(2,871)
Repurchases of common stock	—	—	(619,052)	—	(5,809)	—	—	—	—	(5,809)
Release of restricted stock units	—	—	3,865	—	36	(36)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	(30)	—	—	291	261
Share-based compensation	—	—	—	—	—	405	—	—	—	405
Balance, September 30, 2023	225,000	$225,000	23,653,600	$249	$(10,975)	$207,626	$96,902	$(20,468)	$(13,276)	$485,058

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2024 and 2023

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$8,039	$2,834
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums/discounts on securities, net	(82)	(90)
Gain on sale of loans	(794)	(277)
Provision for credit losses	235	1,348
Depreciation and amortization	3,484	3,249
ESOP compensation expense	1,028	815
Share-based compensation expense	1,555	1,213
Deferred income taxes	1,691	909
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, fair value	2,032	(9,972)
Decrease (increase) in accrued interest receivable	1,120	(1,575)
Increase in other assets	(26,669)	(2,298)
(Decrease) increase in accrued interest payable	(9,047)	6,995
Decrease in operating lease liabilities	(1,897)	(1,646)
Increase in advance payments by borrowers	2,955	4,019
Increase in other liabilities	695	1,825
Net cash (used in) provided by operating activities	(15,655)	7,349
Cash Flows From Investing Activities:
Net (purchase) and redemption of FHLBNY stock	(9,123)	5,781
Proceeds from maturities, calls and principal repayments on securities	70,940	48,586
Placement with banks	—	498
Net increase in loans	(279,739)	(294,628)
Purchase of loans	(5,956)	—
Purchases of premises and equipment	(2,242)	(370)
Net cash used in investing activities	(226,120)	(240,133)
Cash Flows From Financing Activities:
Net increase in deposits	362,703	148,720
Repurchase of treasury stock	—	(11,009)
Net (repayments) proceeds from borrowings	(104,000)	157,725
Dividends paid on preferred stock	(306)	—
Net cash provided by financing activities	258,397	295,436
Net increase in cash and cash equivalents	16,622	62,652
Cash and cash equivalents at beginning of period	139,190	54,360
Cash and cash equivalents at end of period	$155,812	$117,012
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$73,048	$35,853
Cash paid for income taxes	$1,363	$489
Supplemental Disclosures of Noncash Investing Activities:
Transferred from loans receivable to mortgage loans held for sale, at fair value	$824	$6,720

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations and did not affect previously reported amounts in the Consolidated Statements of Operations. Refer to Deposits (Note 7) for the Three and Nine Months Ended September 30, 2023 for details on the reclassification.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40)." The amendments improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly present expense captions (such as costs of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company began paying dividends on its Preferred Stock during the quarter ended June 30, 2024, as required by the terms thereof. The Company paid and accrued dividends on its preferred stock in the amount of $0.3 million and $0.4 million for the three and nine months ended September 30, 2024. The Bank exceeded the dividend rate reduction threshold for qualified lending targets designated by the U.S. Treasury Department pursuant to the ECIP. The Bank's “qualified lending” as measured pursuant to ECIP totaled $1.162 billion from June 8, 2023 through March 31, 2024. This reduces the dividend obligation on the Preferred Stock to 0.50% for the quarterly dividends payable through June 15, 2025.

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

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,993	$—	$(124)	$2,869
Corporate Bonds	21,766	—	(1,438)	20,328
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	35,620	—	(4,976)	30,644
FHLMC Certificates	9,310	—	(1,119)	8,191
FNMA Certificates	57,345	—	(8,463)	48,882
GNMA Certificates	91	—	—	91
Total available-for-sale securities	$127,125	$—	$(16,120)	$111,005

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(49)	$24,951
Corporate Bonds	57,500	—	(618)	56,882
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	193,440	454	(2,946)	190,948
FHLMC Certificates	3,441	—	(169)	3,272
FNMA Certificates	108,577	22	(1,967)	106,632
SBA Certificates	15,985	153	—	16,138
Allowance for Credit Losses	(207)	—	—	—
Total held-to-maturity securities	$403,736	$629	$(5,749)	$398,823

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

The Company’s securities portfolio had 39 and 40 available-for-sale securities and 32 and 33 held-to-maturity securities at September 30, 2024 and December 31, 2023, respectively. There were no available-for-sale and held-to-maturity securities sold during the nine months ended September 30, 2024 and for the year ended December 31, 2023. There was one available-for-sale security in the amount of $4.0 million and one held-to-maturity security in the amount of $25.0 million that matured and/or were called during the nine months ended September 30, 2024. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the year ended December 31, 2023. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2024 and during the year ended December 31, 2023.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,869	$(124)	$2,869	$(124)
Corporate Bonds	—	—	20,328	(1,438)	20,328	(1,438)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	30,644	(4,976)	30,644	(4,976)
FHLMC Certificates	—	—	8,191	(1,119)	8,191	(1,119)
FNMA Certificates	—	—	48,882	(8,463)	48,882	(8,463)
Total available-for-sale securities	$—	$—	$110,914	$(16,120)	$110,914	$(16,120)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,951	$(49)	$24,951	$(49)
Corporate Bonds	—	—	56,882	(618)	56,882	(618)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	104,328	(2,946)	104,328	(2,946)
FHLMC Certificates	—	—	3,272	(169)	3,272	(169)
FNMA Certificates	—	—	101,622	(1,967)	101,622	(1,967)
Total held-to-maturity securities	$—	$—	$291,055	$(5,749)	$291,055	$(5,749)

	December 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,784	$(206)	$2,784	$(206)
Corporate Bonds	—	—	23,668	(2,122)	23,668	(2,122)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	33,148	(6,227)	33,148	(6,227)
FHLMC Certificates	—	—	8,681	(1,482)	8,681	(1,482)
FNMA Certificates	—	—	51,517	(9,842)	51,517	(9,842)
GNMA Certificates	—	—	—	—	—	—
Total available-for-sale securities	$—	$—	$119,798	$(19,879)	$119,798	$(19,879)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,819	$(181)	$24,819	$(181)
Corporate Bonds	3,288	(212)	76,521	(2,479)	79,809	(2,691)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,875	(725)	112,339	(4,445)	194,214	(5,170)
FHLMC Certificates	—	—	3,653	(244)	3,653	(244)
FNMA Certificates	—	—	114,856	(4,088)	114,856	(4,088)
Total held-to-maturity securities	$85,163	$(937)	$332,188	$(11,437)	$417,351	$(12,374)

At September 30, 2024 and December 31, 2023, the Company had 38 and 40 available-for-sale securities and 24 and 31 held-to-maturity securities at September 30, 2024 and December 31, 2023, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2024 and December 31, 2023. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2024 represents a credit

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at September 30, 2024 and December 31, 2023. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2024
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,993	2,869
More than five years through ten years	—	—
	2,993	2,869
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,000	1,340
More than five years through ten years	19,765	18,988
	21,765	20,328
Mortgage-Backed Securities	102,367	87,808
Total available-for-sale securities	$127,125	$111,005
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,951
More than one year through five years	—	—
More than five years through ten years	—	—
	25,000	24,951
Corporate Bonds:
Amounts maturing:
Three months or less	$25,000	$24,939
More than three months through one year	10,000	9,935
More than one year through five years	15,000	14,988
More than five years through ten years	7,500	7,020
	57,500	56,882
Mortgage-Backed Securities	321,443	316,990
Allowance for Credit Losses	(207)	—
Total held-to-maturity securities	$403,736	$398,823

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
	Amortized	Fair
	Cost	Value
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

At September 30, 2024, no securities were pledged as collateral for borrowing activities. At December 31, 2023, 26 available-for-sale securities with a fair value totaling $93.3 million and 17 held-to-maturity securities with an amortized cost totaling $193.3 million were pledged at the Federal Reserve Bank of New York ("FRBNY") as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2024	December 31, 2023
	(in thousands)
Allowance for credit losses on securities at beginning of period	$398	$—
Impact on CECL adoption	—	662
Benefit for credit losses	(191)	(264)
Allowance for credit losses on securities at end of period	$207	$398

At September 30, 2024 and December 31, 2023, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	September 30,	December 31,
	2024	2023
	(in thousands)
Mortgage loans held for sale, at fair value	$9,566	$9,980
Mortgage loans held for sale, contractual principal outstanding	9,517	9,864
Fair value less unpaid principal balance	$49	$116

At September 30, 2024 and December 31, 2023, the Company had 15 loans and 19 loans in the amount of $9.6 million and $10.0 million, respectively, that were classified as held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At September 30, 2024 and December 31, 2023, there were $5.2 million and $4.4 million, respectively, in loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$332,380	$343,689
Owner-Occupied	145,065	152,311
Multifamily residential	678,029	550,559
Nonresidential properties	383,277	342,343
Construction and land	631,461	503,925
Total mortgage loans	2,170,212	1,892,827
Nonmortgage loans:
Business loans	28,499	19,779
Consumer loans (1)	4,021	8,966
Total non-mortgage loans	32,520	28,745
Total loans, gross	2,202,732	1,921,572
Net deferred loan origination costs	1,565	468
Allowance for Credit Losses	(23,966)	(26,154)
Loans receivable, net	$2,180,331	$1,895,886

(1)
As of September 30, 2024 and December 31, 2023, consumer loans include $3.0 million and $8.0 million, respectively, of microloans.

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

The following tables present credit risk ratings by loan segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$464,585	$663,943	$380,850	$619,268	$27,238	$4,018	$2,159,902
Special mention	5,547	8,305	2,415	7,386	1,227	—	24,880
Substandard	7,313	5,781	12	4,807	34	3	17,950
Total	$477,445	$678,029	$383,277	$631,461	$28,499	$4,021	$2,202,732

	December 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$485,747	$546,471	$339,726	$497,266	$19,759	$8,966	$1,897,935
Special mention	2,150	1,109	2,527	—	—	—	5,786
Substandard	8,103	2,979	90	6,659	20	—	17,851
Total	$496,000	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

An aging analysis of loans, as of September 30, 2024 and December 31, 2023, is as follows:

	September 30, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$329,899	$—	$2,045	$436	$332,380	$436	$—
Owner-Occupied	142,777	—	421	1,867	145,065	1,867	—
Multifamily residential	664,695	—	8,649	4,685	678,029	4,685	—
Nonresidential properties	380,862	—	2,415	—	383,277	—	—
Construction and land	623,474	—	3,180	4,807	631,461	4,807	—
Nonmortgage loans:
Business	27,650	222	447	180	28,499	180	—
Consumer	3,482	263	276	—	4,021	—	—
Total	$2,172,839	$485	$17,433	$11,975	$2,202,732	$11,975	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$342,896	$—	$—	$793	$343,689	$793	$—
Owner-Occupied	150,181	—	—	2,130	152,311	2,130	—
Multifamily residential	546,471	1,109	—	2,979	550,559	2,979	—
Nonresidential properties	342,343	—	—	—	342,343	—	—
Construction and land	497,266	—	—	6,659	503,925	6,659	—
Nonmortgage loans:
Business	19,240	366	8	165	19,779	165	—
Consumer	7,423	536	1,007	—	8,966	—	—
Total	$1,905,820	$2,011	$1,015	$12,726	$1,921,572	$12,726	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three and nine months ended September 30, 2024 and 2023, and as of and for the year ended December 31, 2023:

	For the Nine Months Ended September 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Provision (benefit) charged to expense	(227)	(185)	302	(35)	2,010	683	(2,122)	426
Charge-offs	—	—	—	(7)	—	(502)	(2,683)	(3,192)
Recoveries	—	—	—	—	—	9	569	578
Balance, end of period	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$180	$—	$180
Ending balance: collectively evaluated for impairment	4,188	1,827	4,667	3,134	6,817	541	2,612	23,786
Total	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966
Loans:
Ending balance: individually evaluated for impairment	$436	$1,867	$4,685	$—	$4,807	$180	$—	$11,975
Ending balance: collectively evaluated for impairment	331,944	143,198	673,344	383,277	626,654	28,319	4,021	2,190,757
Total	$332,380	$145,065	$678,029	$383,277	$631,461	$28,499	$4,021	$2,202,732

	For the Three Months Ended September 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
Provision (benefit) charged to expense	—	(119)	482	844	21	183	(610)	801
Losses charged-off	—	—	—	(7)	—	(450)	(634)	(1,091)
Recoveries	—	—	—	—	—	1	194	195
Balance, end of period	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	33	257	653	(20)	2,276	193	(2,029)	1,363
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	—	(6,092)	(6,092)
Recoveries	—	—	—	—	—	3	638	641
Balance, end of period	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414
Ending balance: individually evaluated for impairment	$—	$71	$—	$—	$—	$204	$—	$275
Ending balance: collectively evaluated for impairment	4,662	2,055	4,712	3,282	4,048	348	8,032	27,139
Total	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414
Loans:
Ending balance: individually evaluated for impairment	$396	$2,134	$—	$—	$6,657	$209	$—	$9,396
Ending balance: collectively evaluated for impairment	346,686	149,732	553,694	321,472	404,726	18,207	10,416	1,804,933
Total	$347,082	$151,866	$553,694	$321,472	$411,383	$18,416	$10,416	$1,814,329

	For the Three Months Ended September 30, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,776	$2,152	$4,738	$3,238	$3,189	$450	$9,630	$28,173
Provision (benefit) charged to expense	(114)	(26)	(26)	44	859	99	(86)	750
Losses charged-off	—	—	—	—	—	—	(1,592)	(1,592)
Recoveries	—	—	—	—	—	3	80	83
Balance, end of period	$4,662	$2,126	$4,712	$3,282	$4,048	$552	$8,032	$27,414

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846
Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the nine months ended September 30, 2024 and 2023 and as of and for the year ended December 31, 2023:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,284	$2,303	$—	$2,303	$—	$2,452	$19
Multifamily residential	4,603	4,685	—	4,685	—	4,379	5
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	4,807	4,807	—	4,807	—	5,612	1,059
Nonmortgage loans:
Business	180	—	180	180	180	222	2
Consumer	—	—	—	—	—	—	—
Total	$11,874	$11,795	$180	$11,975	$180	$12,982	$1,085

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,517	$2,081	$449	$2,530	$71	$6,478	$40
Multifamily residential	—	—	—	—	—	958	—
Nonresidential properties	—	—	—	—	—	531	—
Construction and land	6,650	6,657	—	6,657	—	8,438	—
Nonmortgage loans:
Business	209	—	209	209	204	83	—
Consumer	—	—	—	—	—	—	—
Total	$9,376	$8,738	$658	$9,396	$275	$16,488	$40

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At September 30, 2024, there was one loan with modifications to borrowers experiencing financial difficulty. At December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At September 30, 2024 and December 31, 2023, there were 19 and 21 troubled debt restructured loans totaling $5.3 million and $5.9 million of which $4.6 million and $5.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

At September 30, 2024, there was one loan in the amount of $0.2 million that was modified to a borrower experiencing financial difficulties. At December 31, 2023, there were no modifications to borrowers experiencing financial difficulties.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain Technologies, Inc. ("Grain"). Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its former agreement with Grain, the Bank was the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originated and serviced these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan was found to be fraudulent, became 90 days delinquent upon 90 days of origination or defaulted due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing were deemed to have not been complied with and the microloan was put back to Grain, who then became responsible for the microloan and any related losses. The microloans put back to Grain were accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.”

On November 1, 2023, Ponce Financial Group, Inc. and Grain signed a Perpetual Software License Agreement in order for the Bank to assume the servicing of the remaining microloans. In order to facilitate the transfer of the servicing responsibilities to the Bank, Grain granted the Bank a perpetual right and license to use the Grain software, including the source code to service the remaining loans.

At September 30, 2024, the Bank had 8,428 microloans outstanding with an aggregate balance totaling $3.0 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $2.6 million allowance for credit losses, resulting in $0.5 million in microloans. From inception of the microloan arrangement through September 30, 2024, 45,322 microloans amounting to $24.0 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the microloans receivable and received $6.8 million in cash. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the microloans receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of September 30, 2024, the Company’s total microloans exposure was $0.5 million of the remaining microloans, net of allowance for credit losses, excluding $1.5 million of security deposits by microloan borrowers. The $0.2 million of recoveries for the nine months ended September 30, 2024 and the $1.3 million recoveries for the nine months ended September 30, 2023 related to microloans is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Total Microloans Exposure as of September 30, 2024
(in thousands)
Microloans Receivable from Grain
Microloans originated - put back (inception-to-September 30, 2024)	$23,932
Write-downs, net of recoveries (inception-to-date as of September 30, 2024)	(15,287)
Cash receipts (inception-to-September 30, 2024)	(6,819)
Grant/reserve (inception-to-September 30, 2024)	(1,826)
Net receivable as of September 30, 2024	$—
Microloans Receivable from Borrowers
Microloans receivable as of September 30, 2024	$3,033
Allowance for credit losses as of September 30, 2024 (1)	(2,570)
Microloans, net of allowance for credit losses as of September 30, 2024	$463
Investments
Investment in Grain	$1,000
Investment write-off in the third quarter of 2022	(1,000)
Net investment as of September 30, 2024	$—
Total exposure related to microloans as of September 30, 2024 (2)	$463

(1) Excludes $1.5 million of security deposits by microloan borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

(2) Total remaining exposure to microloan borrowers. These loans are now serviced by the Bank.

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

At September 30, 2024 and December 31, 2023, the allowance for off-balance sheet credit losses was $3.0 million and $3.6 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended September 30, 2024 and 2023, the Company had $0.3 million in benefit for credit losses and $0.4 million in provision for credit losses, respectively, and $0.6 million in benefit for credit losses and $1.9 million in provision for credit losses for the nine months ended September 30, 2024 and 2023, respectively, for off-balance-sheet items, which are included in "(Benefit) provision for contingencies" on the Consolidated Statements of Operations.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2024	December 31, 2023
	(in thousands)
Allowance for credit losses on unfunded commitment at beginning of period	$3,613	$354
Impact on CECL adoption	—	948
(Benefit) provision for credit losses	(581)	2,311
Allowance for credit losses on unfunded commitment at end of period	$3,032	$3,613

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Leases

The Company has 17 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.3 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2038.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease ROU assets	$29,785	$31,272
Operating lease liabilities	31,343	32,684
Weighted-average remaining lease term-operating leases	12.0 years	12.6 years
Weighted average discount rate-operating leases	4.9%	4.9%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2024	2023	2024	2023
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,035	$1,029	$3,082	$3,123
Operating lease cost	Other operating expenses	2	4	24	14
Short-term lease cost	Other operating expenses	7	5	17	15
Variable lease cost	Occupancy and equipment	46	32	122	94
Total lease cost		$1,090	$1,070	$3,245	$3,246

The Company’s minimum annual rental payments under the terms of the leases are as follows at September 30, 2024:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2024	$981
2025	3,864
2026	3,716
2027	3,561
2028	3,594
Thereafter	25,474
Total Minimum payments required	41,190
Less: implied interest	9,847
Present value of lease liabilities	$31,343

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Demand (1)	$182,737	$185,151
Interest-bearing deposits:
NOW/IOLA accounts (1)	71,445	77,909
Money market accounts	660,168	432,735
Reciprocal deposits	94,145	96,860
Savings accounts	108,941	114,139
Total NOW, money market, reciprocal and savings	934,699	721,643
Certificates of deposit of $250K or more	174,053	132,153
Brokered certificates of deposits (2)	94,531	98,729
Listing service deposits (2)	7,376	14,433
Certificates of deposit less than $250K	476,927	355,511
Total certificates of deposit	752,887	600,826
Total interest-bearing deposits	1,687,586	1,322,469
Total deposits	$1,870,323	$1,507,620
(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of September 30, 2024, there were no individual listing service deposits amounting to $250,000 or more. As of December 31, 2023, there were $0.3 million in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At September 30, 2024 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2024	$329,489
2025	321,575
2026	49,968
2027	46,753
2028	3,219
Thereafter	1,883
$752,887

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both September 30, 2024 and December 31, 2023.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at September 30, 2024 and the FHLBNY and the FRBNY at December 31, 2023 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $580.4 million and $380.4 million of outstanding term advances from the FHLBNY at September 30, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2024 and December 31, 2023.

FRBNY Advances: The Bank had no term advances outstanding from the FRBNY at September 30, 2024. The Bank had $304.0 million of outstanding term advances from the FRBNY at December 31, 2023.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at September 30, 2024 and December 31, 2023 consist of the following and are summarized by maturity and call date below:

	September 30,			December 31,
	2024			2023
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Term advances ending:
2024	$59,321	$59,321	4.00%	$363,321	$363,321	4.55%
2025	50,000	50,000	4.41	50,000	50,000	4.41
2026	200,000	200,000	4.25	—	—	—
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
Thereafter	50,000	50,000	3.35	50,000	50,000	3.35
	$580,421	$580,421	3.86%	$684,421	$684,421	4.10%

Interest expense on advances totaled $6.8 million and $7.0 million for the three months ended September 30, 2024 and 2023 and $21.9 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of September 30, 2024
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,352	$4,352
Total Derivatives	$250,000	$4,352	$4,352

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,435	$4,435
Total Derivatives	$250,000	$4,435	$4,435

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Earnings Per Share

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands except share data)

Net income available to common stockholders	$2,152	$2,590	$7,683	$2,834
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,814,505	23,774,317	23,805,066	24,456,108
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,368,496	1,502,241	1,401,808	1,535,428
Basic weighted average common shares outstanding	22,446,009	22,272,076	22,403,258	22,920,680
Basic earnings per common share	$0.10	$0.12	$0.34	$0.12
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	166,019	77,141	62,920	42,276
Diluted weighted average common shares outstanding	22,612,028	22,349,217	22,466,178	22,962,956
Diluted earnings per common share	$0.10	$0.12	$0.34	$0.12

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2024 and December 31, 2023 are as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Commitments to grant mortgage loans	$427,648	$529,768
Unfunded commitments under lines of credit	58,855	61,739
	$486,503	$591,507

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2024.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of September 30, 2024, the total unfunded commitment was $1.9 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of September 30, 2024, the total unfunded commitment was $1.9 million.

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Placement with Banks, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities are not recorded at fair value on a recurring basis.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of September 30, 2024, the fair value carrying amount of mortgages held for sale measured under the fair value option was $9.6 million and the aggregate unpaid principal amounted to $9.5 million.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,869	$2,869	$—	$—
Corporate bonds	20,328	—	20,328	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	30,644	—	30,644	—
FHLMC Certificates	8,191	—	8,191	—
FNMA Certificates	48,882	—	48,882	—
GNMA Certificates	91	—	91	—
Mortgage Loans Held for Sale, at fair value	9,566	—	9,566	—
Interest rate swap	4,352	—	4,352	—
	$124,923	$2,869	$122,054	$—

		December 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,784	$2,784	$—	$—
Corporate bonds	23,668	536	23,132	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,148	—	33,148	—
FHLMC Certificates	8,681	—	8,681	—
FNMA Certificates	51,517	—	51,517	—
GNMA Certificates	104	—	104	—
Mortgage Loans Held for Sale, at fair value	9,980	—	9,980	—
Interest rate swap	4,435	—	4,435	—
	$134,317	$3,320	$130,997	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$11,975	$—	$—	$11,975

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,726	$—	$—	$12,726

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2024 and 2023, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2024 and December 31, 2023, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2024
Financial assets:
Cash and cash equivalents	$155,812	$155,812	$—	$—	$155,812
Available-for-sale securities, at fair value	111,005	2,869	108,136	—	111,005
Held-to-maturity securities, at amortized cost, net	403,736	—	398,823	—	398,823
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,566	—	9,566	—	9,566
Loans receivable, net	2,180,331	—	—	2,153,077	2,153,077
Accrued interest receivable	16,890	—	16,890	—	16,890
FHLBNY stock	28,515	28,515	—	—	28,515
Interest rate swap	4,352	—	4,352	—	4,352
Financial liabilities:
Deposits:
Demand deposits	182,737	182,737	—	—	182,737
Interest-bearing deposits	934,699	934,699	—	—	934,699
Certificates of deposit	752,887	—	751,665	—	751,665
Advance payments by borrowers for taxes and insurance	13,733	—	13,733	—	13,733
Borrowings	580,421	—	577,809	—	577,809
Interest rate swap	4,352	—	4,352	—	4,352
Accrued interest payable	2,918	—	2,918	—	2,918

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$139,190	$139,190	$—	$—	$139,190
Available-for-sale securities, at fair value	119,902	3,320	116,582	—	119,902
Held-to-maturity securities, at amortized cost	461,748	—	450,042	—	450,042
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,980	—	9,980	—	9,980
Loans receivable, net	1,895,886	—	—	1,844,507	1,844,507
Accrued interest receivable	18,010	—	18,010	—	18,010
FHLBNY stock	19,377	19,377	—	—	19,377
Interest rate swap	4,435		4,435		4,435
Financial liabilities:
Deposits:
Demand deposits (1)	185,151	185,151	—	—	185,151
Interest-bearing deposits (1)	721,643	721,643	—	—	721,643
Certificates of deposit	600,826	—	594,234	—	594,234
Advance payments by borrowers for taxes and insurance	10,778	—	10,778	—	10,778
Borrowings	684,421	—	674,155	—	674,155
Interest rate swap	4,435	—	4,435	—	4,435
Accrued interest payable	11,965	—	11,965	—	11,965

(1)
As of December 31, 2023, $58.2 million were reclassified from demand deposits to interest-bearing deposits.

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at September 30, 2024 and December 31, 2023. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2024 and December 31, 2023.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2024 and December 31, 2023, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.6% at September 30, 2024 and 15.3% at December 31, 2023.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$544,272	22.87%	$190,349	8.00%	$237,936	10.00%
Tier 1 Capital to Risk-Weighted Assets	517,274	21.74%	142,762	6.00%	190,349	8.00%
Common Equity Tier 1 Capital Ratio	292,274	12.28%	107,071	4.50%	154,658	6.50%
Tier 1 Capital to Total Assets	517,274	17.81%	116,180	4.00%	145,225	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$505,271	21.61%	$187,065	8.00%	$233,831	10.00%
Tier 1 Capital to Risk-Weighted Assets	478,273	20.45%	140,299	6.00%	187,065	8.00%
Common Equity Tier 1 Capital Ratio	478,273	20.45%	105,224	4.50%	151,990	6.50%
Tier 1 Capital to Total Assets	478,273	16.19%	118,133	4.00%	147,666	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$533,513	25.06%	$170,302	8.00%	$212,878	10.00%
Tier 1 Capital to Risk-Weighted Assets	507,042	23.82%	127,727	6.00%	170,302	8.00%
Common Equity Tier 1 Capital Ratio	282,042	13.25%	95,795	4.50%	138,371	6.50%
Tier 1 Capital to Total Assets	507,042	19.71%	102,911	4.00%	128,639	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$492,622	23.30%	$169,153	8.00%	$211,441	10.00%
Tier 1 Capital to Risk-Weighted Assets	466,151	22.05%	126,865	6.00%	169,153	8.00%
Common Equity Tier 1 Capital Ratio	466,151	22.05%	95,149	4.50%	137,437	6.50%
Tier 1 Capital to Total Assets	466,151	17.49%	106,591	4.00%	133,239	5.00%

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

As of September 30, 2024 and December 31, 2023, the Bank was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	September 30, 2024
	December 31, 2023	Change	September 30, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$2,963	$(12,686)
Total	$(15,649)	$2,963	$(12,686)

	December 31, 2023
	December 31, 2022	Change	December 31, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$2,211	$(15,649)
Total	$(17,860)	$2,211	$(15,649)

Note 15. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousand)
Beginning balance	$9,303	$8,614	$8,810	$8,318
Originations	248	50	1,840	678
Payments	(49)	(851)	(1,148)	(1,183)
Ending balance	$9,502	$7,813	$9,502	$7,813

The Company held deposits in the amount of $9.0 million and $8.4 million from directors, executive officers and non-executive officers at September 30, 2024 and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at September 30, 2024 and December 31, 2023, and results of operations for the three and nine months ended September 30, 2024 and 2023, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Banking Development District

The Ponce Bank Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, Ponce Bank received total program deposits of $35.0 million.

Coral Gables, Florida Office

On June 1, 2024, Ponce Bank opened its first-ever representative office in the state of Florida located at 1600 Ponce de Leon Drive in the Miami suburb of Coral Gables. This new office is home to a Commercial Relationship Officer who will split time between the new location and his former Bergen County, New Jersey territory. Many of our customers have businesses in Florida or spend their winter months here, and the large Hispanic community fits one of our primary demographics.

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

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.2 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.2 million.

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

On November 1, 2023, Ponce Financial Group, Inc. and Grain signed a Perpetual Software License Agreement in order for the Bank to assume the servicing of the remaining microloans. In order to facilitate the transfer of the servicing responsibilities to the Bank, Grain granted the Bank a perpetual right and license to use the Grain software, including the source code to service the remaining loans.

At September 30, 2024, the Bank had 8,428 microloans outstanding with an aggregate balance totaling $3.0 million and which were performing, in management’s opinion, comparably to similar portfolios, offset by an $2.6 million allowance for credit losses, resulting in $0.5 million in microloans. From inception of the microloan arrangement through September 30, 2024, 45,322 microloans amounting to $24.0 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the microloans receivable and received $6.8 million in cash. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the microloans receivable. The application of those amounts resulted in no net receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of September 30, 2024, the Company’s total microloans exposure was $0.5 million of the remaining microloans, net of allowance for credit losses, excluding $1.5 million of security deposits by microloan borrowers. The $0.2 million of recoveries for the nine months ended September 30, 2024 and the $1.3 million recoveries for the nine months ended September 30, 2023 related to microloans is included in non-interest expense in the accompanying Consolidated Statements of Operations.

Total Microloans Exposure as of September 30, 2024
(in thousands)
Microloans Receivable from Grain
Microloans originated - put back (inception-to-September 30, 2024)	$23,932
Write-downs, net of recoveries (inception-to-date as of September 30, 2024)	(15,287)
Cash receipts (inception-to-September 30, 2024)	(6,819)
Grant/reserve (inception-to-September 30, 2024)	(1,826)
Net receivable as of September 30, 2024	$—
Microloans Receivable from Borrowers
Microloans receivable as of September 30, 2024	$3,033
Allowance for credit losses as of September 30, 2024 (1)	(2,570)
Microloans, net of allowance for credit losses as of September 30, 2024	$463
Investments
Investment in Grain	$1,000
Investment write-off in the third quarter of 2022	(1,000)
Net investment as of September 30, 2024	$—
Total exposure related to microloans as of September 30, 2024 (2)	$463

(1) Excludes $1.5 million of security deposits by microloan borrowers reported in deposits in the accompanying Consolidated Statements of Financial Conditions.

(2) Total remaining exposure to microloan borrowers. These loans are now serviced by the Bank.

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

The Company also established a relationship with Raisin Solutions US LLC ("Raisin") (formerly known as SaveBetter, LLC), a fintech startup focusing on deposits. As of September 30, 2024, the Company had $600.6 million in such deposits. The recent regulatory easing of brokered deposit rules enables the Company to classify such deposits as core deposits.

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

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans and $809.8 million in deposits. The Company has since grown to $3.02 billion in assets, $2.18 billion in loans receivables, net of allowance for credit losses of $24.0 million, and $1.87 billion in deposits at September 30, 2024, all while investing in infrastructure, implementing digital banking, diversifying its product offering and partnering with Fintech companies. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total consolidated assets increased $265.2 million, or 9.6%, to $3.02 billion at September 30, 2024 from $2.75 billion at December 31, 2023. The increase in total assets is largely attributable to increases of $284.4 million in net loans receivable, $26.7 million in other assets, $16.6 million in cash and cash equivalent, $9.1 million in Federal Home Loan Bank of New York stock and $0.8 million in net premises and equipment, partially offset by decreases of $58.0 million in held-to-maturity securities, $8.9 million in available-for-sale securities, $2.5 million in deferred tax assets, $1.5 million in right of use assets, $1.1 million in accrued interest receivable and $0.4 million in mortgage loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.6 million, or 11.9%, to $155.8 million at September 30, 2024, compared to $139.2 million at December 31, 2023. The increase in cash and cash equivalents was primarily the result of increases of $362.7 million in net deposits, $70.9 million in maturities, calls and principal repayment on securities, $8.0 million in net income, $3.0 million in advance payments by borrowers, and decreases of $2.0 million in mortgage loans held for sale and $1.7 million in deferred income taxes. The increase in cash and cash equivalents was offset by an increase of $279.7 million in net loans, $104.0 million repayment of borrowings, $26.7 million increase in other assets, $9.1 million in net purchase/redemption of FHLB stock and decreases of $9.0 million in accrued interest payable and $6.0 million in purchase of loans.

Securities. The composition of securities at September 30, 2024 and December 31, 2023 and the amounts maturing of each classification are summarized as follows:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,993	2,869	2,990	2,784
More than five years through ten years	—	—	—	—
	2,993	2,869	2,990	2,784
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	4,000	3,863
More than one year through five years	2,000	1,340	1,000	536
More than five years through ten years	19,765	18,988	20,790	19,269
	21,765	20,328	25,790	23,668
Mortgage-Backed Securities	102,367	87,808	111,001	93,450
Total Available-for-Sale Securities	$127,125	$111,005	$139,781	$119,902

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	25,000	24,951	—	—
More than one year through five years	—	—	25,000	24,819
More than five years through ten years	—	—	—	—
	25,000	24,951	25,000	24,819
Corporate Bonds:
Amounts maturing:
Three months or less	$25,000	$24,939	$—	$—
More than three months through one year	10,000	9,935	25,000	24,650
More than one year through five years	15,000	14,988	50,000	48,265
More than five years through ten years	7,500	7,020	7,500	6,894
	57,500	56,882	82,500	79,809
Mortgage-Backed Securities	321,443	316,990	354,646	345,414
Allowance for Credit Losses	(207)	—	(398)	—
Total Held-to-Maturity Securities	$403,736	$398,823	$461,748	$450,042
The Company securities portfolio decreased $8.9 million in available-for-sale and $58.0 million in held-to-maturity during the nine months ended September 30, 2024. The decrease in the securities portfolio was primarily due to changes in principal amount of the securities. There was one available-for-sale security in the amount of $4.0 million and one held-to-maturity security in the amount of $25.0 million that matured and/or were called during the nine months ended September 30, 2024

Gross Loans Receivable. The composition of gross loans receivable at September 30, 2024 and at December 31, 2023 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2024		December 31, 2023		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$332,380	15.1%	$343,689	17.9%	$(11,309)	(3.3%)
Owner-Occupied	145,065	6.6%	152,311	7.9%	(7,246)	(4.8%)
Multifamily residential	678,029	30.8%	550,559	28.7%	127,470	23.2%
Nonresidential properties	383,277	17.4%	342,343	17.8%	40,934	12.0%
Construction and land	631,461	28.6%	503,925	26.2%	127,536	25.3%
Total mortgage loans	2,170,212	98.5%	1,892,827	98.5%	277,385	14.7%
Nonmortgage loans:
Business loans	28,499	1.3%	19,779	1.0%	8,720	44.1%
Consumer loans (1)	4,021	0.2%	8,966	0.5%	(4,945)	(55.2%)
	32,520	1.5%	28,745	1.5%	3,775	13.1%
Total	$2,202,732	100.0%	$1,921,572	100.0%	$281,160	14.6%

(1)
As of September 30, 2024 and December 31, 2023, consumer loans include $3.0 million and $8.0 million of microloans.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.2% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $127.5 million, or 23.2%, and nonresidential properties loans increased $40.9 million, or 12.0%, when compared to December 31, 2023. The majority of the increases in multifamily residential loans and nonresidential properties loans that were refinanced from construction and land loans to a new permanent loan facility.

The majority of the $127.5 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2024 as opposed to new originations in 2024. Our commitments to grant new mortgage loans decreased by $102.1 million as of September 30, 2024 compared to December 31, 2023. See Note 11 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

Within the construction and land mortgage loans, as indicated in the composition of gross loans receivable table above, there are 17 projects at 100% completion, with balances of $104.6 million as of September 30, 2024. Of these 17 projects, five have been issued a certificate of occupancy, 10 have been issued a temporary certificate of occupancy and two are pending certificate of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2024 and December 31, 2023, approximately 4.4% and 5.3%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 150% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2024 and December 31, 2023, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 125.4% and 102.5%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 321.3% and 269.1% as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Bank was above the 100% guidelines established by the banking regulations but under the 150% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at September 30, 2024 decreased $0.4 million, or 4.1%, to $9.6 million from $10.0 million at December 31, 2023.

Deposits. The composition of deposits at September 30, 2024 and December 31, 2023 and changes in dollars and percentages are summarized as follows:

	September 30, 2024		December 31, 2023		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$182,737	9.8%	$185,151	12.3%	$(2,414)	(1.3%)
Interest-bearing deposits:
NOW/IOLA accounts (1)	71,445	3.8%	77,909	5.2%	(6,464)	(8.3%)
Money market accounts	660,168	35.3%	432,735	28.7%	227,433	52.6%
Reciprocal deposits	94,145	5.0%	96,860	6.4%	(2,715)	(2.8%)
Savings accounts	108,941	5.8%	114,139	7.6%	(5,198)	(4.6%)
Total NOW, money market, reciprocal and savings	934,699	49.9%	721,643	47.9%	213,056	29.5%
Certificates of deposit of $250K or more	174,053	9.3%	132,153	8.7%	41,900	31.7%
Brokered certificates of deposit (2)	94,531	5.1%	98,729	6.6%	(4,198)	(4.3%)
Listing service deposits (2)	7,376	0.4%	14,433	1.0%	(7,057)	(48.9%)
Certificates of deposit less than $250K	476,927	25.5%	355,511	23.5%	121,416	34.2%
Total certificates of deposit	752,887	40.3%	600,826	39.8%	152,061	25.3%
Total interest-bearing deposits	1,687,586	90.2%	1,322,469	87.7%	365,117	27.6%
Total deposits	$1,870,323	100.0%	$1,507,620	100.0%	$362,703	24.1%

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of September 30, 2024, there were no individual listing service deposits amounting to $250,000 or more. As of December 31, 2023, there were $0.3 million in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2024 and December 31, 2023. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at September 30, 2024 of $580.4 million in term advances from the FHLBNY and at December 31, 2023 $380.4 million in term advances from the FHLBNY and $304.0 million in term advances from the FRBNY. The Bank did not have any term advances from the FRBNY at September 30, 2024. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at September 30, 2024 and December 31, 2023, under which there was nothing outstanding at both September 30, 2024 and December 31, 2023.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $13.2 million, or 2.69%, to $504.6 million as of September 30, 2024 from $491.4 million as of December 31, 2023. This increase in stockholders’ equity was largely attributable to $8.0 million in net income, $3.0 million in other comprehensive income, $1.6 million impact to additional paid in capital as a result of share-based compensation and $1.0 million from release of ESOP shares, offset by $0.4 million in preferred stock dividend for shares issued pursuant to the ECIP.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

The discussion of the Company’s results of operations for the three months ended September 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $2.2 million for the three months ended September 30, 2024 compared to net income available to common stockholders of $2.6 million for the three months ended September 30, 2023. Earnings per basic and diluted share was $0.10 for the three months ended September 30, 2024 compared to earnings per basic and diluted share of $0.12 for the three months ended September 30, 2023. The $0.4 million decrease of net income available to common stockholders for the three months ended September 30, 2024 was largely due to a decrease of $4.5 million in non-interest income as a result of a $3.7 million grant reported in the third quarter of 2023, an increase of $0.3 million in provision for credit losses and an increase of $0.3 million in dividend payments on preferred stock, partially offset by an increase of $2.5 million in net interest income and decreases of $1.1 million in provision for income taxes and $ 1.0 million in non-interest expense. Net income for the three months ended September 30, 2024, which excludes $0.3 million in dividend payments and accruals on preferred shares, was $2.4 million.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$41,293	$33,506	$7,787	23.2%
Interest expense	22,270	16,964	5,306	31.3%
Net interest income	19,023	16,542	2,481	15.0%
Provision for credit losses	789	535	254	47.5%
Net interest income after provision for credit losses	18,234	16,007	2,227	13.9%
Non-interest income	1,151	5,627	(4,476)	(79.5%)
Non-interest expense	16,314	17,316	(1,002)	(5.8%)
Income before income taxes	3,071	4,318	(1,247)	(28.9%)
Provision for income taxes	638	1,728	(1,090)	(63.1%)
Net income	$2,433	$2,590	$(157)	(6.1%)
Dividends on preferred shares	281	—	281	—%
Net income available to common stockholders	$2,152	$2,590	$(438)	(16.9%)
Earnings per share:
Basic	$0.10	$0.12	$(0.02)	(17.6%)
Diluted	$0.10	$0.12	$(0.02)	(18.0%)

Interest and Dividend Income. Interest and dividend income increased $7.8 million, or 23.2%, to $41.3 million for the three months ended September 30, 2024 from $33.5 million for the three months ended September 30, 2023. Interest income on loans receivable, which is the Company’s primary source of income, increased $7.7 million, or 30.3%, to $32.9 million for the three months ended September 30, 2024 from $25.3 million for the three months ended September 30, 2023. Interest and dividend income on securities and FHLBNY stock and deposits due from banks increased $0.1 million, or 1.4%, to $8.3 million for the three months ended September 30, 2024 from $8.2 million for the three months ended September 30, 2023.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,509	$7,610	$(101)	(1.3%)
Multifamily residential	7,130	6,883	247	3.6%
Nonresidential properties	4,889	4,020	869	21.6%
Construction and land	12,708	6,133	6,575	107.2%
Business loans	596	321	275	85.7%
Consumer loans	113	309	(196)	(63.4%)
Total interest income on loans receivable	$32,945	$25,276	$7,669	30.3%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2,430	$1,968	$462	23.5%
Interest on securities	5,324	5,821	(497)	(8.5%)
Dividend on FHLBNY stock	594	441	153	34.7%
Total interest and dividend income	$8,348	$8,230	$118	1.4%

Interest Expense. Interest expense increased $5.3 million, or 31.3%, to $22.3 million for the three months ended September 30, 2024 from $17.0 million for the three months ended September 30, 2023, primarily due to an increase in the average cost of funds.

The following table presents expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,926	$4,362	$2,564	58.8%
Money market	8,318	5,468	2,850	52.1%
Savings	25	29	(4)	(13.8%)
NOW/IOLA	174	141	33	23.4%
Advance payments by borrowers	2	1	1	100.0%
Borrowings	6,825	6,963	(138)	(2.0%)
Total interest expense	$22,270	$16,964	$5,306	31.3%

Net Interest Income. Net interest income increased $2.5 million, or 15.0%, to $19.0 million for the three months ended September 30, 2024 from $16.5 million for the three months ended September 30, 2023. The $2.5 million increase in net interest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to an increase of $7.8 million in interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $5.3 million in interest expense.

Net interest rate spread increased by 10 basis point to 1.77% for the three months ended September 30, 2024 from 1.67% for the three months ended September 30, 2023. The increase in the net interest rate spread for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in the average yields on interest-earning assets of 53 basis points to 5.75% for the three months ended September 30, 2024 from 5.22% for the three months ended September 30, 2023, offset by an increase in the average rates paid on interest-bearing liabilities of 43 basis points to 3.98% for the three months ended September 30, 2024 from 3.55% for the three months ended September 30, 2023.

Net interest margin increased 7 basis points for the three months ended September 30, 2024 to 2.65% from 2.58% for the three months ended September 30, 2023.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75%-5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income decreased $4.5 million, or 79.5% to $1.2 million for the three months ended September 30, 2024 from $5.6 million for the three months ended September 30, 2023. The decrease in non-interest income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to $3.7 million in grants reported in the third quarter of 2023 and a decrease of $0.8 million in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$508	$516	$(8)	(1.6%)
Brokerage commissions	—	17	(17)	(100.0%)
Late and prepayment charges	77	899	(822)	(91.4%)
Income on sale of mortgage loans	218	173	45	26.0%
Grant income	—	3,718	(3,718)	(100.0%)
Other	348	304	44	14.5%
Total non-interest income	$1,151	$5,627	$(4,476)	(79.5%)

Non-Interest Expense. Non-interest expense decreased $1.0 million, or 5.8%, to $16.3 million for the three months ended September 30, 2024 from $17.3 million for the three months ended September 30, 2023. The $1.0 million decrease in non-interest expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was attributable to decreases of $0.6 million in provision for contingencies, $0.5 million in data processing expenses and $0.3 million in professional fees, partially offset by increases of $0.2 million in direct loan expenses, $0.2 million in occupancy and equipment and $0.1 million in compensation and benefits.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,674	$7,566	$108	1.4%
Occupancy and equipment	3,786	3,588	198	5.5%
Data processing expenses	1,099	1,582	(483)	(30.5%)
Direct loan expenses	573	369	204	55.3%
(Benefit) provision for contingencies	(252)	391	(643)	(164.5%)
Insurance and surety bond premiums	292	255	37	14.5%
Office supplies, telephone and postage	222	301	(79)	(26.2%)
Professional fees	1,351	1,693	(342)	(20.2%)
Microloans recoveries	(54)	(69)	15	(21.7%)
Marketing and promotional expenses	180	248	(68)	(27.4%)
Directors fees and regulatory assessment	178	169	9	5.3%
Other operating expenses	1,265	1,223	42	3.4%
Total non-interest expense	$16,314	$17,316	$(1,002)	(5.8%)

Income Tax Provision. The Company had provision for income taxes of $0.6 million for the three months ended September 30, 2024 compared to a provision for income taxes of $1.7 million for the three months ended September 30, 2023.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,096,592	32,945	6.25%	$1,777,585	$25,276	5.64%
Securities (3)	548,708	5,324	3.86%	599,573	5,821	3.85%
Other (4)	210,057	3,024	5.73%	169,570	2,409	5.64%
Total interest-earning assets	2,855,357	41,293	5.75%	2,546,728	33,506	5.22%
Non-interest-earning assets	107,153			111,771
Total assets	$2,962,510			$2,658,499
Interest-bearing liabilities:
NOW/IOLA (5) (6)	$74,690	$174	0.93%	$69,935	$141	0.80%
Money market (6)	711,385	8,318	4.65%	485,042	5,468	4.47%
Savings	109,571	25	0.09%	118,095	29	0.10%
Certificates of deposit	655,562	6,926	4.20%	527,302	4,362	3.28%
Total deposits	1,551,208	15,443	3.96%	1,200,374	10,000	3.31%
Advance payments by borrowers	13,151	2	0.06%	14,537	1	0.03%
Borrowings	660,312	6,825	4.11%	678,676	6,963	4.07%
Total interest-bearing liabilities	2,224,671	22,270	3.98%	1,893,587	16,964	3.55%
Non-interest-bearing liabilities:
Non-interest-bearing demand (5)	185,543	—		231,299	—
Other non-interest-bearing liabilities	49,702	—		46,643	—
Total non-interest-bearing liabilities	235,245	—		277,942	—
Total liabilities	2,459,916	22,270		2,171,529	16,964
Total equity	502,594			486,970
Total liabilities and total equity	$2,962,510		3.98%	$2,658,499		3.55%
Net interest income		$19,023			$16,542
Net interest rate spread (7)			1.77%			1.67%
Net interest-earning assets (8)	$630,686			$653,141
Net interest margin (9)			2.65%			2.58%
Average interest-earning assets to interest-bearing liabilities			128.35%			134.49%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
Includes reclassification of $47.1 million average outstanding balances from non-interest-bearing demand to NOW/IOLA for the three months ended September 30, 2023.
(6)
Includes $0.1 million of interest expense reclassified from money market to NOW/IOLA for the three months ended September 30, 2023.
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

	For the Three Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,455	$3,214	$7,669
Securities (2)	(508)	11	(497)
Other	567	48	615
Total interest-earning assets	4,514	3,273	7,787
Interest-bearing liabilities:
NOW/IOLA	8	25	33
Money market	2,530	320	2,850
Savings	(2)	(2)	(4)
Certificates of deposit	1,046	1,518	2,564
Total deposits	3,582	1,861	5,443
Advance payments by borrowers	(2)	3	1
Borrowings	(207)	69	(138)
Total interest-bearing liabilities	3,373	1,933	5,306
Change in net interest income	$1,141	$1,340	$2,481

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The discussion of the Company’s results of operations for the nine months ended September 30, 2024 and 2023 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $7.7 million for the nine months ended September 30, 2024 compared to net income available to common stockholders of $2.8 million for the nine months ended September 30, 2023. Earnings per basic and diluted share was $0.34 for the nine months ended September 30, 2024 compared to earnings per basic and diluted share of $0.12 for nine months ended September 30, 2023. The $4.8 million increase of net income available to common stockholders from the nine months ended September 30, 2023, was due to an increase of $7.7 million in net interest income and decreases of $1.3 million in non-interest expense and $1.1 million in provision for credit losses, partially offset by a decrease of $3.8 million in non-interest income, as a result of $3.7 million grants received in third quarter of 2023, and increases of $1.1 million in provision for income taxes and $0.4 million in dividends on preferred shares. Net income for the nine months ended September 30, 2024, which excludes $0.4 million in dividends on preferred shares, was $8.0 million.

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$119,751	$90,917	$28,834	31.7%
Interest expense	64,001	42,848	21,153	49.4%
Net interest income	55,750	48,069	7,681	16.0%
Provision for credit losses	235	1,348	(1,113)	(82.6%)
Net interest income after provision for credit losses	55,515	46,721	8,794	18.8%
Non-interest income	5,116	8,938	(3,822)	(42.8%)
Non-interest expense	49,411	50,766	(1,355)	(2.7%)
Income before income taxes	11,220	4,893	6,327	129.3%
Provision for income taxes	3,181	2,059	1,122	54.5%
Net income	8,039	2,834	5,205	183.7%
Dividends on preferred shares	356	—	356	—%
Net income available to common stockholders	$7,683	$2,834	$4,849	171.1%
Earnings per share:
Basic	$0.34	$0.12	$0.22	177.4%
Diluted	$0.34	$0.12	$0.22	177.1%

Interest and Dividend Income. Interest and dividend income increased $28.8 million, or 31.7%, to $119.8 million for the nine months ended September 30, 2024 from $90.9 million for the nine months ended September 30, 2023. Interest income on loans receivable, which is the Company’s primary source of income, increased $26.9 million, or 39.6%, to $94.9 million for the nine months ended September 30, 2024 from $68.0 million for the nine months ended September 30, 2023.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks increased $1.9 million, or 8.4%, to $24.9 million for the nine months ended September 30, 2024 from $22.9 million for the nine months ended September 30, 2023. The increase was primarily attributable to increases of $2.9 million in interest on deposits due from banks and $0.2 million in dividend on FHLBNY stock, offset by a decrease of $1.2 million in interest on securities.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$22,462	$21,257	$1,205	5.7%
Multifamily residential	21,026	19,705	1,321	6.7%
Nonresidential properties	13,697	11,476	2,221	19.4%
Construction and land	35,633	13,091	22,542	172.2%
Business loans	1,601	1,259	342	27.2%
Consumer loans	471	1,203	(732)	(60.9%)
Total interest income on loans receivable	$94,890	$67,991	$26,899	39.6%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$6,883	$3,982	$2,901	72.9%
Interest on securities	16,429	17,627	(1,198)	(6.8%)
Dividend on FHLBNY stock	1,549	1,317	232	17.6%
Total interest and dividend income	$24,861	$22,926	$1,935	8.4%

Interest Expense. Interest expense increased $21.2 million, or 49.4%, to $64.0 million for the nine months ended September 30, 2024 from $42.8 million for the nine months ended September 30, 2023, primarily due to an increase in the average cost of funds.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$19,664	$11,468	$8,196	71.5%
Money market	21,819	11,637	10,182	87.5%
Savings	80	88	(8)	(9.1%)
NOW/IOLA	543	1,133	(590)	(52.1%)
Advance payments by borrowers	6	6	—	—%
Borrowings	21,889	18,516	3,373	18.2%
Total interest expense	$64,001	$42,848	$21,153	49.4%

Net Interest Income. Net interest income increased $7.7 million, or 16.0%, to $55.8 million for the nine months ended September 30, 2024 from $48.1 million for the nine months ended September 30, 2023. The $7.7 million increase in net interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to an increase of $28.8 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $21.2 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 3 basis points to 1.77% for the nine months ended September 30, 2024 from 1.74% for the nine months ended September 30, 2023. The increase in the net interest rate spread for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to and an increase in the average yields on interest-earning assets of 70 basis points to 5.72% for the nine months ended September 30, 2024 from 5.02% for the nine months ended September 30, 2023 , offset by an increase in the average rates paid on interest-bearing liabilities of 68 basis points to 3.95% for the nine months ended September 30, 2024 from 3.27% for the nine months ended September 30, 2023.

Net interest margin increased 1 basis point for the nine months ended September 30, 2024, to 2.66% from 2.65% for nine months ended September 30, 2023.

Non-Interest Income. Non-interest income decreased $3.8 million, or 42.8%, to $5.1 million for the nine months ended September 30, 2024 from $8.9 million for the nine months ended September 30, 2023. The $3.8 million decrease in non-interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to $3.7 million related to grants received in the third quarter of 2023 and a decrease of $1.1 million in late and prepayment charges, partially offset by increases of $0.7 million in other non-interest income and $0.4 million in income on sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,473	$1,488	$(15)	(1.0%)
Brokerage commissions	17	67	(50)	(74.6%)
Late and prepayment charges	862	2,000	(1,138)	(56.9%)
Income on sale of mortgage loans	794	354	440	124.3%
Grant income	—	3,718	(3,718)	(100.0%)
Other	1,970	1,311	659	50.3%
Total non-interest income	$5,116	$8,938	$(3,822)	(42.8%)

Non-Interest Expense. Non-interest expense decreased $1.4 million, or 2.7%, to $49.4 million for the nine months ended September 30, 2024 from $50.8 million for the nine months ended September 30, 2023. The $1.4 million decrease in non-interest expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 was attributable to decreases of $2.5 million in provision for contingencies, $0.7 million in data processing expenses, $0.6 million in professional fees and $0.5 million in office supplies, telephone and postage, partially offset by a decrease of $1.2 million in microloans recoveries, increases of $0.8 million in compensation and benefits and $0.8 million in direct loan expenses.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$23,242	$22,437	$805	3.6%
Occupancy and equipment	11,017	10,882	135	1.2%
Data processing expenses	3,239	3,982	(743)	(18.7%)
Direct loan expenses	1,938	1,126	812	72.1%
(Benefit) provision for contingencies	(581)	1,893	(2,474)	(130.7%)
Insurance and surety bond premiums	808	768	40	5.2%
Office supplies, telephone and postage	704	1,189	(485)	(40.8%)
Professional fees	4,443	5,052	(609)	(12.1%)
Microloans recoveries	(172)	(1,329)	1,157	(87.1%)
Marketing and promotional expenses	425	679	(254)	(37.4%)
Directors' fees and regulatory assessment	533	484	49	10.1%
Other operating expenses	3,815	3,603	212	5.9%
Total non-interest expense	$49,411	$50,766	$(1,355)	(2.7%)

Income Tax Provision. The Company had a provision for income taxes of $3.2 million for the nine months ended September 30, 2024 compared to a provision for income taxes of $2.1 million for nine months ended September 30, 2023.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,038,879	94,890	6.22%	$1,678,369	$67,991	5.42%
Securities (3)	562,451	16,429	3.90%	614,987	17,627	3.83%
Other (4)	196,668	8,432	5.73%	127,961	5,299	5.54%
Total interest-earning assets	2,797,998	119,751	5.72%	2,421,317	90,917	5.02%
Non-interest-earning assets	106,500			118,609
Total assets	$2,904,498			$2,539,926
Interest-bearing liabilities:
NOW/IOLA (5) (6)	$76,817	$543	0.94%	$69,331	$1,133	2.18%
Money market (6)	618,725	21,819	4.71%	403,171	11,637	3.86%
Savings	111,636	80	0.10%	123,218	88	0.10%
Certificates of deposit	640,369	19,664	4.10%	522,740	11,468	2.93%
Total deposits	1,447,547	42,106	3.89%	1,118,460	24,326	2.91%
Advance payments by borrowers	13,660	6	0.06%	14,814	6	0.05%
Borrowings	703,775	21,889	4.15%	617,912	18,516	4.01%
Total interest-bearing liabilities	2,164,982	64,001	3.95%	1,751,186	42,848	3.27%
Non-interest-bearing liabilities:
Non-interest-bearing demand (5)	191,087	—		251,645	—
Other non-interest-bearing liabilities	51,061	—		43,864	—
Total non-interest-bearing liabilities	242,148	—		295,509	—
Total liabilities	2,407,130	64,001		2,046,695	42,848
Total equity	497,368			493,231
Total liabilities and total equity	$2,904,498		3.95%	$2,539,926		3.27%
Net interest income		$55,750			$48,069
Net interest rate spread (7)			1.77%			1.74%
Net interest-earning assets (8)	$633,016			$670,131
Net interest margin (9)			2.66%			2.65%
Average interest-earning assets to interest-bearing liabilities			129.24%			138.27%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
Includes reclassification of $46.5 million average outstanding balances from non-interest-bearing demand to NOW/IOLA for the nine months ended September 30, 2023.
(6)
Includes $1.1 million of interest expense reclassified from money market to NOW/IOLA for the nine months ended September 30, 2023.
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

	For the Nine Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$14,680	$12,219	$26,899
Securities (2)	(1,491)	293	(1,198)
Other	2,853	280	3,133
Total interest-earning assets	16,042	12,792	28,834
Interest-bearing liabilities:
NOW/IOLA	123	(713)	(590)
Money market	6,238	3,944	10,182
Savings	(8)	-	(8)
Certificates of deposit	2,594	5,602	8,196
Total deposits	8,947	8,833	17,780
Advance payments by borrowers	(1)	1	—
Borrowings	2,592	781	3,373
Total interest-bearing liabilities	11,539	9,613	21,153
Change in net interest income	$4,503	$3,179	$7,681

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of September 30, 2024, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$75,958	(9.60%)
+300	78,123	(7.02%)
+200	80,197	(4.56%)
+100	82,190	(2.18%)
Level	84,025	— %
-100	84,607	0.69%
-200	84,831	0.96%
-300	84,200	0.21%
-400	83,572	(0.54%)

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

At September 30, 2024, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2024, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$372,827	$(114,133)	(23.44%)	13.44%	(2,344)
+300	407,722	(79,238)	(16.27%)	14.39%	(1,627)
+200	436,856	(50,104)	(10.29%)	15.12%	(1,029)
+100	463,816	(23,144)	(4.75%)	15.76%	(475)
Level	486,960	—	—%	16.26%	—
-100	504,473	17,513	3.60%	16.57%	360
-200	516,696	29,736	6.11%	16.71%	611
-300	532,454	45,494	9.34%	16.93%	934
-400	555,954	68,994	14.17%	17.34%	1,417

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

At September 30, 2024, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75%-5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. The decrease in federal funds rate will be in response to lower inflation as well as a cooler job market. In a lower rate environment, the significant competitive pressures in our markets and the potential positive impact of these factors on our deposit and loan pricing, our net interest margin may be positively impacted. Our net interest income may also be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2024, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2024, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$123,751	$123,751	$123,751	$123,751	$123,751	$—	$123,751	$32,061	$155,812
Securities (1)	42,597	79,136	132,855	186,961	321,398	209,720	531,118	(16,377)	514,741
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	239,202	390,711	751,544	1,265,719	2,015,959	171,675	2,187,634	2,263	2,189,897
FHLBNY stock	—	—	—	—	—	—	—	28,515	28,515
Other assets	—	—	—	—	—	—	—	126,755	126,755
Total	$405,799	$593,847	$1,008,399	$1,576,680	$2,461,357	$381,395	$2,842,752	$173,217	$3,015,969
Liabilities:
Non-maturity deposits	$61,332	$122,664	$245,328	$490,659	$876,746	$71,371	948,117	$169,319	$1,117,436
Certificates of deposit	329,489	475,258	643,647	698,801	752,887	—	752,887	—	752,887
Borrowings	59,321	59,321	59,321	309,321	580,421	—	580,421	—	580,421
Other liabilities	—	—	—	—	—	—	—	60,636	60,636
Total liabilities	450,142	657,243	948,296	1,498,781	2,210,054	71,371	2,281,425	229,955	2,511,380
Capital	—	—	—	—	—	—	—	504,589	504,589
Total liabilities and capital	$450,142	$657,243	$948,296	$1,498,781	$2,210,054	$71,371	$2,281,425	$734,544	$3,015,969
Asset/liability gap	$(44,343)	$(63,396)	$60,103	$77,899	$251,303	$310,024	$561,327
Gap/assets ratio	90.15%	90.35%	106.34%	105.20%	111.37%	534.38%	124.60%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $580.4 million and $380.4 million of outstanding term advances from FHLBNY at September 30, 2024 and December 31, 2023, respectively. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2024 and December 31, 2023.

Net (cash used) provided by in operating activities was ($15.7) million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($226.1) million and ($240.1) million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $258.4 million and $295.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At September 30, 2024 and December 31, 2023, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized at September 30, 2024 and December 31, 2023. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2024 and December 31, 2023, the Company had outstanding commitments to originate loans and extend credit of $486.5 million and $591.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2024 totaled $329.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $23.2 million for the nine months ended September 30, 2024. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.4 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $9.6 million for the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the nine months ended September 30, 2024, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2024, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Ponce Financial Group, Inc. (Registrant)

Date: November 7, 2024	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer