Form 10-K
period 2024-12-31
Ponce Financial Group, Inc.
filed 2025-03-13
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2024 was $194,666,597.

As of March 12, 2025, the registrant had 23,966,191 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 12, 2025, are incorporated into Part III hereof.

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
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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

The Company’s business is conducted through the administrative office and 13 full service banking and 5 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (3) and Brooklyn (1), New York and Bergenfield (1), New Jersey. On June 1, 2024, the Company opened a representative office in Coral Gables, Florida. The Company’s primary market area currently consists of the New York City metropolitan area.

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

Business Strategy

The Company’s goal is to provide long-term value to our stockholders, customers, employees and the communities we serve (collectively our “stakeholders”) by executing a safe and sound business strategy that produces increasing value. The Company believes there is a significant opportunity for an immigrant community-focused, minority-directed bank to provide a full range of financial services to business and consumer customers in our market area and other similar communities.

Our current business strategy consists of the following:

•
Maximize Balance Sheet Efficiency. In order to generate liquidity to support our lending activity and meet local demand, our strategy involves increasing mission driven/specialty deposits, growing Ponce Bank Direct deposits, cross-selling deposit products to commercial customers, and executing loan participation capabilities.
•
Qualify for Repurchase of the Preferred Stock Issued Pursuant to the Emergency Capital Investment Program ("ECIP"). Qualify for ECIP Repurchase (see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Federal Economic Relief Funds To Aid Lending to Small Businesses - Emergency Capital Investment Program). Focus loan originations on applications that meet the Qualified and Deep Impact Lending provisions of ECIP.
•
Adapt and increase utilization of technology. Drive adoption via reporting/tracking in loan origination system ("LOS")and enhance Deposit Account Opening ("DAO"). Automate SBA processes. Transition to construction monitoring application.
•
Build bank profitability year over year. Manage operating expenses through based on asset growth. Ensure CDFI grant initiatives are prioritized and executed to enable further grant opportunities.
•
Attract, develop and retain an engaged, high performing workforce. Refine performance management system to align with strategic initiatives and continue to build and leverage Ponce culture.
•
Build Ponce Bank 2.0. Ensure risk management and compliance controls are aligned with strategic priorities. Improve processes to gain efficiencies.

For additional information related to our business strategies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Vision 2025 Evolves."

Employees and Human Capital Resources

As of December 31, 2024, the Company had 218 full time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries and other compensation in its market area.

The Company encourages and supports the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

The Company believes that its business is strengthened by a diverse workforce that reflects the communities in which it operates. The Company also believes that all of its team members should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics. As such, we maintain strong non-discrimination and anti-harassment policies.

.

Market Area

The Bank is headquartered in the Bronx, New York, with a primary market in the other boroughs of New York City (excluding Staten Island), Hudson and Bergen Counties, New Jersey. The Bank recently opened a representative office in Coral Gables, Florida. The size and complex nature of the geographic footprint makes for diverse demographics that continue to undergo significant changes, in terms of economic, racial, ethnic and age parameters, all with potentially substantial long-term institutional ramifications.

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

Another significant customer segment of the Bank consists of middle-aged and older white-collar, high-income individuals, many of whom are self-employed real estate investors and developers. They constitute a large percentage of the borrowing base of the Bank and, increasingly, are becoming the source of a significant percentage of commercial deposits.

The Bank has historically been funded through local community deposits. Although the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans, an increasing portion of deposits have come from internet sources and large banks and corporations that are supportive of the mission of the Bank. Included in the mix of community deposits are demand and money market funds of consumer, commercial and not-for-profit entities, with a decreasing reliance on time deposits. Additionally, the Bank has been using alternative funding sources such as brokered deposits, FHLBNY and Federal Reserve Bank of New York ("FRBNY") advances to support loan growth.

Competition

The Company faces significant competition within its market area both in originating loans and attracting deposits. There is a high concentration of financial institutions in the market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions whose activities include banking as well as mortgage lending. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are continuing to push for retail deposits and home mortgages. A number of the Bank’s competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Company faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as LendingClub, Quicken Loans, Freedom Mortgage and many internet financial service providers. The amount of competition facing the Company is extensive and can negatively impact its growth.

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 1.67% (as of June 30, 2024) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating real estate-secured loans, including one-to-four family investor-owned and owner-occupied residential loans, multifamily residential loans, nonresidential property loans, construction and land loans, and commercial and industrial (“C&I”) business loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Subject to market conditions and its asset-liability analysis, the Bank looks to maintain its emphasis on multifamily residential and nonresidential property loans while growing the overall loan portfolio and increasing the overall yield earned on loans.

Lending activities are conducted primarily by the Bank’s loan officers operating at its main and branch office locations as well as remotely. All loan originations are underwritten pursuant to the Bank’s policies and procedures. For business loan originations, variable rate pricing is offered based on prime rate plus a margin.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2024 and 2023 were $359.2 million and $520.3 million, respectively.

	At December 31,
	2024		2023		2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$330,053	14.30%	$343,689	17.89%	$343,968	22.54%	$317,304	24.01%	$319,596	27.27%
Owner-occupied	142,363	6.17%	152,311	7.93%	134,878	8.84%	96,947	7.33%	98,795	8.43%
Multifamily residential	670,159	29.04%	550,559	28.65%	494,667	32.42%	348,300	26.34%	307,411	26.23%
Nonresidential properties	389,898	16.89%	342,343	17.81%	308,043	20.19%	239,691	18.13%	218,929	18.68%
Construction and land	733,660	31.79%	503,925	26.22%	185,018	12.13%	134,651	10.19%	105,858	9.03%
Total mortgage loans	2,266,133	98.19%	1,892,827	98.50%	1,466,574	96.12%	1,136,893	86.00%	1,050,589	89.64%
Nonmortgage loans:
Business loans (1)	40,849	1.77%	19,779	1.03%	39,965	2.62%	150,512	11.38%	94,947	8.10%
Consumer loans (2)	1,038	0.04%	8,966	0.47%	19,129	1.26%	34,693	2.62%	26,517	2.26%
Total nonmortgage loans	41,887	1.81%	28,745	1.50%	59,094	3.88%	185,205	14.00%	121,464	10.36%
Total loans, gross	2,308,020	100.00%	1,921,572	100.00%	1,525,668	100.00%	1,322,098	100.00%	1,172,053	100.00%

Net deferred loan origination costs	1,081		468		2,051		(668)		1,457
Allowance for credit losses	(22,502)		(26,154)		(34,592)		(16,352)		(14,870)

Loans receivable, net	$2,286,599		$1,895,886		$1,493,127		$1,305,078		$1,158,640

(1)
As of December 31, 2024, 2023, 2022, 2021 and 2020, business loans include $0.5 million, $1.0 million, $20.0 million, $136.8 million and $85.3 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of December 31, 2023, 2022, 2021 and 2020, consumer loans include $8.0 million, $18.2 million, $33.9 million and $25.5 million, respectively, of microloans. At December 31, 2024, these microloans were fully charged-off.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2024, excluding mortgage loans held for sale.

At December 31, 2024
Loan Type	# of Loans	Principal Balance	% of Portfolio
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-owned	527	$330,053	14.30%
Owner-occupied	286	142,363	6.17%
Multifamily residential	369	670,159	29.04%
Nonresidential properties	218	389,898	16.89%
Construction and land
Construction 1-4 Investor	2	3,941	0.17%
Construction Multifamily	61	634,189	27.48%
Construction Nonresidential	5	62,697	2.72%
Land loan	6	32,833	1.42%
Nonmortgage loans:
Business loans
C&I lines of credit	75	16,012	0.70%
C&I loans (term)	43	14,758	0.64%
SBA loans	10	9,530	0.41%
PPP loans	6	549	0.02%
Consumer loans
Unsecured	21	505	0.02%
Passbook	57	533	0.02%
Grand Total	1,686	$2,308,020	100.00%

One-to-four Family Investor-Owned Loans. At December 31, 2024, one-to-four family investor-owned loans were $330.1 million, or 14.3% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represents the Bank’s fourth largest lending concentration. The majority of the portfolio, $291.7 million, or 88.4%, are two-to-four family properties (449 accounts), while the remaining $38.3 million, or 11.6%, are primarily single family, non-owner-occupied investment properties (78 accounts). The three largest loans outstanding in this category had outstanding balances of $5.2 million, $3.4 million and $2.8 million. In this category, loans totaling $129.2 million, or 39.1%, are secured by properties located in Queens County, $107.3 million, or 32.5%, in Kings County, $41.7 million, or 12.6%, in Bronx County, $11.8 million, or 3.6%, in New York County, $8.0 million, or 2.4%, in Westchester County, $7.2 million, or 2.2%, in Hudson County, $7.1 million, or 2.1% in Bergen County, $5.6 million, or 1.7% in Suffolk County, and $4.3 million, or 1.3%, in Nassau County. The rest of this category, 2.4%, is spread out in other counties and no other concentration exceeded $2.5 million, or 0.8%.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $142.4 million, or 6.2% of the Bank’s total loan portfolio at December 31, 2024. The three largest loans outstanding in this category had outstanding balances of $2.5 million, $2.1 million and $1.9 million. There are 25 loans with an outstanding balance in excess of $1.0 million, totaling $34.8 million, or approximately 24.5% of this category. At December 31, 2024, approximately $48.5 million, or 34.1%, of this category was secured by properties located in Queens County, $33.7 million, or 23.7%, in Kings County, $14.7 million, or 10.3%, in Nassau County, $9.4 million, or 6.6%, in Bronx County, $6.6 million, or 4.6%, in New York County, $6.2 million, or 4.4%, in Westchester County, $6.0 million, or 4.2%, in Richmond County, $5.3 million, or 3.7%, in Suffolk County, $3.3 million, or 2.3%, in Bergen County, $2.2 million, or 1.5%, in Monmouth County and $1.2 million, or 0.9%, in Hudson County. The rest of this category, less than 3.7%, is spread out in other counties and no other concentration exceeded $1.1 million, or 0.8%.

It is the Bank’s policy to underwrite loans secured by one-to-four family owner-occupied residential real estate in a manner that ensures strict compliance with Federal and State regulations, including Dodd-Frank requirements. This includes underwriting to meet the standard of qualified mortgage requirements set by Freddie Mac or Fannie Mae or that meet non-qualified mortgage standards. A qualified mortgage is presumed to meet the borrower’s ability to repay the loan. As part of this effort, the Bank employs software that tests each loan for qualified mortgage compliance. As a CDFI, the Bank is authorized to originate non-qualified mortgages. Non-qualified mortgages generally require greater down payments and other alternative credit requirements set by investors.

For loans underwritten to be held in the bank’s portfolio, the Bank generally limits one-to-four family loans to a maximum loan-to-value ("LTV") ratio of 90% for a purchase and 80% for a refinance, based on the lower of the purchase price or appraised value. The maximum loan term is 30 years, self-amortizing. The Bank currently offers mostly 5/1 and 5/5 adjustable rate loans that adjust based on a spread ranging between 2.75% to 3.00% over the one or five-year FHLBNY rate, as well as a fixed-rate product. The maximum amount by which the interest rate may increase for adjustable rate loans is generally limited to 2% for the first two adjustments and 5% for the life of the loan.

Additionally, the Bank offers 1-4 loan family residential loans that are saleable in the secondary market. The salable programs give the Bank the option to offer FHA, conventional, and non-qualified loans to its consumers. These programs are underwritten specifically to the Government agencies guidelines, such as Freddie Mac, Fannie Mae, Federal Housing Administration/ HUD and the designated investors requirements. These loan products may allow up to 97% LTV (with mortgage insurance) and Debt ratios as high as 50%, based on credit and other factors, as well as Freddie Mac and Fannie Mae Automated underwriting system risk assessment. The terms offered are generally 10,15,20,25, and 30 years fixed rate.

Multifamily Loans. Multifamily loans totaled $670.2 million, or 29.0% of the Bank’s total loan portfolio at December 31, 2024. Loans secured by multifamily properties represent the Bank’s second largest concentration. The three largest loans were $35.0 million, $20.3 million and $20.0 million. Of the total of $670.2 million in multifamily loans, 159 loans have balances in excess of $1.0 million and account for $565.8 million, or approximately 84.4%, of this lending concentration. In terms of geographical concentrations, $246.5 million, or 36.8%, in Kings County, $227.1 million, or 33.9%, are secured by properties located in Queens County, $130.9 million, or 19.5%, in Bronx County, $26.2 million, or 3.9%, in Westchester County, $19.8 million, or 3.0%, in New York County, $13.9 million, or 2.1%, in Hudson County and $1.0 million, or 0.2%, in Bergen County. All other concentrations by county, which account for 0.7% of this category, have balances of $1.0 million or less.

Nonresidential Loans. Nonresidential loans totaled $389.9 million, or 16.9% of the Bank’s total loan portfolio at December 31, 2024. Loans secured by nonresidential properties that represent the Bank’s third largest concentration. The three largest loans were $23.5 million, $17.0 million and $11.8 million. Of the total of $389.9 million in nonresidential loans, 88 loans have balances in excess of $1.0 million and account for $326.7 million, or approximately 83.8%, of this lending concentration. In terms of geographical concentrations, $115.6 million, or 29.7%, are secured by properties located in Queens County, $100.2 million, or 25.7%, in Kings County, $89.5 million, or 23.0%, in Bronx County, $18.4 million, or 4.7%, in Nassau County, $12.3 million, or 3.2%, in New York County, $9.9 million, or 2.5%, in Westchester County, $9.8 million, or 2.5%, in Hudson County, $8.9 million, or 2.3%, in Suffolk County, $6.6 million, or 1.7%, in Cobb County, $6.5 million, or 1.7%, in Bergen County, $3.1 million, or 0.8%, in Rockland County, $3.1 million, or 0.8%, in Columbia County, $2.6 million, or 0.7%, in Ulster County and $1.6 million, or 0.4%, in Passaic County. All other concentrations by county, which account for 0.4% of this category, have balances of $1.2 million or less.

In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $134.0 million, or 34.4% of the portfolio, industrial and warehouse at $86.8 million, or 22.3%, hotels and motels at $51.4 million, or 13.2%, service, doctor, dentist, daycare and schools at $48.0 million, or 12.3%, offices at $36.4 million, or 9.3%, churches at $12.3 million, or 3.1%, land at $7.2 million, or 1.8%, restaurants at $6.8 million, or 1.8%, 2-4 family home at $4.9 million, or 1.3%, and the rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

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

Construction and Land Loans. Construction and land loans totaled $733.7 million, or 31.8%, of the Bank’s total loan portfolio at December 31, 2024, (74 projects), with $663.7 million consisting of multifamily residential (61 projects). Loans secured by construction properties represent the Bank's largest concentration. The three largest construction and land loans were $55.2 million, $42.2 million and $41.1 million. In terms of geographical concentrations, $331.9 million, or 45.2%, are secured by properties located in Queens County, $231.6 million, or 31.6%, in Kings County, $87.3 million, or 11.9%, in New York County, $67.2 million, or 9.2%, in Bronx County, $15.0 million, or 2.0%, in Nassau County and $0.7 million, or 0.1%, in Hudson County. At December 31, 2024, loans in process related to construction loans totaled $359.2 million.

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

C&I Loans and Lines of Credit. C&I loans and lines of credit represent 1.34% of the Bank’s total loan portfolio at December 31, 2024. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans fluctuates based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2024, there were $1.0 million, or 0.04% of total loans, in consumer loans.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Total loans at beginning of year	$1,921,572	$1,525,668	$1,322,098	$1,172,053	$966,096
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	9,780	28,999	58,333	42,631	36,522
Owner-occupied	44,012	24,137	54,001	15,346	15,090
Multifamily residential	146,558	88,464	181,227	73,128	90,481
Nonresidential properties	92,818	55,649	89,370	65,463	34,154
Construction and land	580,662	700,904	231,334	109,294	81,465
Total mortgage loans	873,830	898,153	614,265	305,862	257,712
Nonmortgage loans:
Business (1)	13,724	14,285	6,325	122,254	89,110
Consumer (2)	674	737	3,898	59,760	30,050
Total nonmortgage loans	14,398	15,022	10,223	182,014	119,160
Total loans originated	888,228	913,175	624,488	487,876	376,872
Loans purchased:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	5,845	—
Multifamily residential	—	—	—	5,540	—
Total mortgage loans	—	—	—	11,385	—
Nonmortgage loans:
Business	5,955	—	—	—	—
Total nonmortgage loans	5,955	—	—	—	—
Total loans purchased	5,955	—	—	11,385	—
Loans sold and transferred to held-for-sale:
Mortgage loans:
1-4 family residential
Investor-owned	—	(2,129)	(3,040)	(5,661)	(781)
Owner-occupied	—	—	(311)	—	—
Multifamily residential	—	(1,435)	—	(2,299)	(2,748)
Nonresidential properties	(824)	—	(767)	(2,713)	(510)
Construction and land	(22,557)	(5,017)	(5,734)	(3,500)	—
Total loans sold and transferred to held-for-sale	(23,381)	(8,581)	(9,852)	(14,173)	(4,039)
Principal repayments and other	(484,354)	(508,690)	(411,066)	(335,043)	(166,876)
Net loan activity	386,448	395,904	203,570	150,045	205,957
Total loans at end of year	$2,308,020	$1,921,572	$1,525,668	$1,322,098	$1,172,053
(1)
For the years ended December 31, 2021 and 2020, business loans originated include $117.3 million and $85.3 million, respectively, of PPP loans. The PPP program ended on May 31, 2021.
(2)
For the years ended December 31, 2022, 2021 and 2020, consumer loans originated include $3.2 million, $59.3 million and $29.5 million, respectively, of microloans pursuant to the Bank's former arrangement with Grain.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2024
	One year or less	More than one year to five years	More than five years	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$903	$6,253	$322,897	$330,053
Owner-occupied	404	1,294	140,665	142,363
Multifamily residential	36,378	33,468	600,313	670,159
Nonresidential properties	12,493	51,764	325,641	389,898
Construction and land	561,793	171,867	—	733,660
Total mortgage loans	611,971	264,646	1,389,516	2,266,133
Nonmortgage loans:
Business loans	31,704	6,327	2,818	40,849
Consumer loans	104	934	—	1,038
Total nonmortgage loans	31,808	7,261	2,818	41,887
Total	$643,779	$271,907	$1,392,334	$2,308,020

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$53,865	$275,285	$329,150
Owner-occupied	33,081	108,878	141,959
Multifamily residential	168,856	464,925	633,781
Nonresidential properties	77,626	299,779	377,405
Construction and land	171,867	—	171,867
Total mortgage loans	505,295	1,148,867	1,654,162
Nonmortgage loans:
Business loans	—	9,145	9,145
Consumer loans	934	—	934
Total nonmortgage loans	934	9,145	10,079
Total	$506,229	$1,158,012	$1,664,241

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2024 was $76.1 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2024, the Bank complied with these loans-to-one borrower limitations.

At December 31, 2024, the Bank’s largest aggregate exposure to one borrower was $58.0 million with an outstanding balance of $55.2 million. The second largest exposure was $55.0 million with outstanding balances of $38.3 million and two customers with the third largest exposures of two customers with $47.0 million each with outstanding balances of $41.1 million and $17.3 million, respectively. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $44.0 million, or 57.8% of the lending limit.

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

Mortgage Loans Held for Sale, at Fair Value.

At December 31, 2024 and 2023, mortgage loans held for sale, at fair value, was $10.7 million and $10.0 million, respectively, including residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. The Bank’s intent was to sell these loans on the secondary market.

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

	At December 31,
	2024			2023			2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$2,275	$2,790	$436	$—	$—	$793	$1,530	$78	$1,865
Owner-occupied	1,670	909	1,858	—	—	2,130	2,553	—	815
Multifamily residential	5,119	2,502	10,271	1,109	—	2,979	4,643	—	—
Nonresidential properties	890	2,402	—	—	—	—	4,246	607	—
Construction and land	—	3,180	10,058	—	—	6,659	—	4,100	7,567
Nonmortgage Loans:
Business	123	1,037	343	366	8	165	1,466	7,869	2,973
Consumer	—	3	—	536	1,007	—	1,267	1,119	—
Total	$10,077	$12,823	$22,966	$2,011	$1,015	$12,726	$15,705	$13,773	$13,220

	At December 31,
	2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$321	$2,969	$1,096	$2,222	$1,507	$1,907
Owner-occupied	2,961	471	1,947	1,572	348	1,100
Multifamily residential	1,704	187	—	1,140	—	946
Nonresidential properties	934	1,168	—	—	—	3,272
Construction and land	—	—	—	—	—	—
Nonmortgage Loans:
Business	4,036	544	13	100	—	—
Consumer	2,570	1,759	5	497	316	175
Total	$12,526	$7,098	$3,061	$5,531	$2,171	$7,400

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans and non-accrual modifications to borrowers experiencing financial difficulty. There was no other real estate owned at the dates indicated. Non-accrual loans include non-accruing previously existing troubled debt restructured loans, prior to ASU 2022-02, of $0.4 million, $0.4 million, $2.3 million, $2.5 million, and $3.1 million at December 31, 2024, 2023, 2022, 2021 and 2020, respectively. There were no accruing loans past due 90 days or more at the dates indicated.

	At December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$436	$793	$2,844	$3,349	$2,808
Owner-occupied	1,423	1,683	961	1,284	1,053
Multifamily residential	10,271	2,979	—	1,200	946
Nonresidential properties	—	—	—	2,163	3,776
Construction and land	10,058	6,659	7,567	917	—
Nonmortgage loans:
Business	343	19	—	—	—
Consumer	—	146	—	—	—
Total nonaccrual loans (not including non-accruing modifications to borrowers experiencing financial difficulty) (1)	$22,531	$12,279	$11,372	$8,913	$8,583

Non-accruing modifications to borrowers experiencing financial difficulty (1):
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$217	$234	$249
Owner-occupied	435	447	2,027	2,196	2,197
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	93	100	654
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing modifications to borrowers experiencing financial difficulty (1)	435	447	2,337	2,530	3,100
Total nonaccrual loans	$22,966	$12,726	$13,709	$11,443	$11,683

Accruing modifications to borrowers experiencing financial difficulty (1):
Mortgage loans:
1-4 family residential
Investor-owned	$1,807	$2,112	$2,207	$3,089	$3,378
Owner-occupied	2,062	2,313	1,328	2,374	2,505
Multifamily residential	—	—	—	—	—
Nonresidential properties	652	757	708	732	754
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	215	—	—	—	—
Consumer	—	—	—	—	—
Total accruing modifications to borrowers experiencing financial difficulty (1)	$4,736	$5,182	$4,243	$6,195	$6,637
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty (1)	$27,702	$17,908	$17,952	$17,638	$18,320
Total nonperforming loans to total gross loans	1.00%	0.66%	0.90%	0.87%	1.00%
Total nonperforming assets to total assets	0.76%	0.46%	0.59%	0.69%	0.86%
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty as a percentage of total assets (1)	0.91%	0.65%	0.78%	1.07%	1.35%

(1) For periods in 2024 and 2023, balances include both modifications to borrowers experiencing financial difficulty, in accordance with ASU 2022-02 adopted on January 1, 2023, and previously existing troubled debt restructurings. For the periods in 2022 and prior, the balances only include troubled debt restructurings.

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

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Classified Loans:
Substandard	$27,290	$17,851	$21,499	$17,317	$20,508
Total classified loans	27,290	17,851	21,499	17,317	20,508
Special mention loans	20,580	5,786	9,735	13,798	19,546
Total classified and special mention loans	$47,870	$23,637	$31,234	$31,115	$40,054

Substandard loans increased $9.4 million, or 52.9%, to $27.3 million at December 31, 2024 compared to $17.9 million at December 31, 2023. The increase in substandard loans was primarily attributable to increases of $8.4 million in multifamily loans and $3.4 million in construction and land loans, offset by a decrease of $2.2 million in 1-4 family loans.

Special mention loans increased $14.8 million, or 255.7%, to $20.6 million at December 31, 2024 compared to $5.8 million at December 31, 2023. The $14.8 million increase was primarily attributable to increases of $7.2 million in multifamily loans, $3.4 million in 1-4 family loans, $3.2 million in construction and land loans and $1.2 million in business loans, offset by a decrease of and $0.1 million in nonresidential loans.

Loan Modifications to Borrowers Experiencing Financial Difficulties.

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At December 31, 2024, there was one loan in the amount of $0.2 million with modifications to borrowers experiencing financial difficulty. At December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

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

At December 31, 2024 and 2023, there were 19 and 21 troubled debt restructured loans totaling $5.2 million and $5.9 million of which $4.7 million and $5.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

The following table sets forth activity in the ACL for the periods indicated.

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Allowance at beginning of year	$26,154	$34,592	$16,352	$14,870	$12,329
Provision for loan losses	1,516	1,237	24,046	2,717	2,443
Adoption of CECL	—	(3,090)
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	(38)	—
Nonresidential properties	(7)	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	(734)	(63)	—	—	—
Consumer (1)	(5,148)	(7,227)	(6,659)	(1,342)	(6)
Total charge-offs	(5,889)	(7,290)	(6,659)	(1,380)	(6)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	156	8	—
Owner-occupied	—	—	39	45	—
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	4
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	9	3	94	84	95
Consumer (1)	712	702	564	8	5
Total recoveries	721	705	853	145	104
Net recoveries (charge-offs)	(5,168)	(6,585)	(5,806)	(1,235)	98
Allowance at end of year	$22,502	$26,154	$34,592	$16,352	$14,870
Allowance for credit losses as a percentage for nonperforming loans	97.98%	205.52%	252.33%	142.90%	127.28%
Allowance for credit losses as a percentage of total loans	0.97%	1.36%	2.27%	1.24%	1.27%
Net recoveries (charge-offs) to average loans outstanding during the year	(0.25%)	(0.38%)	(0.42%)	(0.09%)	0.01%
(1)
At December 31, 2024, 2023, 2022 and 2021, includes $5.1 million, $7.2 million, $6.7 million and $1.2 million of charge-offs and $0.7 million, $0.7 million, $0.6 million and $0.1 million of recoveries related to loans associated with Grain, respectively.

Allowance for Credit Losses. The following table sets forth the ACL by loan category and the percent of the allowance in each category to the total allowance at the dates indicated. The ACL of each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2024			2023			2022
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$4,148	18.43%	14.30%	$4,415	16.89%	17.89%	$3,863	11.16%	22.54%
Owner-occupied	1,784	7.93%	6.17%	2,012	7.69%	7.93%	1,723	4.98%	8.84%
Multifamily residential	5,004	22.24%	29.04%	4,365	16.69%	28.65%	8,021	23.19%	32.42%
Nonresidential properties	2,697	11.99%	16.89%	3,176	12.14%	17.81%	2,724	7.87%	20.19%
Construction and land	7,710	34.26%	31.79%	4,807	18.38%	26.22%	2,683	7.76%	12.13%
Total mortgage loans	21,343	94.85%	98.19%	18,775	71.79%	98.50%	19,014	54.96%	96.12%
Nonmortgage loans:
Business	1,113	4.95%	1.77%	531	2.03%	1.03%	120	0.35%	2.62%
Consumer	46	0.20%	0.04%	6,848	26.18%	0.47%	15,458	44.69%	1.26%
Total nonmortgage loans	1,159	5.15%	1.81%	7,379	28.21%	1.50%	15,578	45.04%	3.88%
Total	$22,502	100.00%	100.00%	$26,154	100.00%	100.00%	$34,592	100.00%	100.00%

	At December 31,
	2021			2020
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,540	21.65%	24.01%	$3,850	25.90%	27.27%
Owner-occupied	1,178	7.20%	7.33%	1,260	8.47%	8.43%
Multifamily residential	5,684	34.76%	26.34%	5,214	35.06%	26.23%
Nonresidential properties	2,165	13.24%	18.13%	2,194	14.75%	18.68%
Construction and land	2,024	12.38%	10.19%	1,820	12.24%	9.03%
Total mortgage loans	14,591	89.23%	86.00%	14,338	96.42%	89.64%
Nonmortgage loans:
Business	306	1.87%	11.38%	254	1.71%	8.10%
Consumer	1,455	8.90%	2.62%	278	1.87%	2.26%
Total nonmortgage loans	1,761	10.77%	14.00%	532	3.58%	10.36%
Total	$16,352	100.00%	100.00%	$14,870	100.00%	100.00%

At December 31, 2024, ACL represented 0.97% of total gross loans and 97.98% of nonperforming loans compared to 1.36% of total gross loans and 205.52% of nonperforming loans at December 31, 2023. The ACL decreased to $22.5 million at December 31, 2024 from $26.2 million at December 31, 2023. There were $5.2 million and $6.6 million in net charge-offs during the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and 2023, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and the FHLBNY stock. At December 31, 2024 and 2023, the Bank owned $29.2 million and $19.4 million, respectively, of FHLBNY stock. As a member of FHLBNY, the Bank is required to purchase stock from the FHLBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2024		2023		2022		2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,994	$2,873	$2,990	$2,784	$2,985	$2,689	$2,981	$2,934	$—	$—
Corporate Bonds	21,762	20,404	25,790	23,668	25,824	23,359	21,243	21,184	10,381	10,463
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	34,526	28,535	39,375	33,148	44,503	37,777	18,845	18,348	—	—
FHLMC Certificates	9,028	7,662	10,163	8,681	11,310	9,634	—	—	3,201	3,196
FNMA Certificates	56,010	45,408	61,359	51,517	67,199	55,928	71,930	70,699	3,506	3,567
GNMA Certificates	88	88	104	104	122	118	175	181	263	272
Total available-for-sale securities	$124,408	$104,970	$139,781	$119,902	$151,943	$129,505	$115,174	$113,346	$17,351	$17,498
Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$24,960	$25,000	$24,819	$35,000	$34,620	$—	$—	$—	$—
Corporate Bonds	32,500	31,977	82,500	79,809	82,500	78,738	—	—	—	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	186,634	179,582	212,093	207,027	235,479	230,113	—	—	—	—
FHLMC Certificates	3,229	3,006	3,897	3,653	4,120	3,852	934	914	1,743	1,722
FNMA Certificates	105,417	100,303	118,944	114,856	131,918	126,691	—	—	—	—
SBA Certificates	15,374	15,466	19,712	19,878	21,803	21,837	—	—	—	—
Allowance for Credit Losses	(216)	—	(398)	—	—	—	—	—	—	—
Total held-to-maturity securities	$367,938	$355,294	$461,748	$450,042	$510,820	$495,851	$934	$914	$1,743	$1,722

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

At December 31, 2024 and 2023, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2024 and 2023, the Bank had mortgage-backed securities with a carrying value of $410.3 million and $465.6 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	—%	$2,994	0.90%	$—	—%	$—	—%	$2,994	$2,873	0.90%
Corporate Bonds	—	—	2,000	4.60%	19,762	4.17%	—	—	21,762	20,404	4.20%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—	—	—	34,526	1.46%	34,526	28,535	1.47%
FHLMC Certificates	—	—	—	—	—	—	9,028	1.18%	9,028	7,662	1.18%
FNMA Certificates	—	—	—	—	2,070	1.98%	53,940	1.77%	56,010	45,408	1.78%
GNMA Certificates	—	—	—	—	—	—	88	5.44%	88	88	5.44%
Total available-for-sale securities	$—	—%	$4,994	2.33%	$21,832	3.96%	$97,582	1.61%	$124,408	$104,970	2.05%
Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	4.25%	$—	—	$—	—	$—	—	25,000	$24,960	4.25%
Corporate Bonds	10,000	4.00%	15,000	5.00%	7,500	6.40%	—	—	32,500	31,977	5.02%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	2,666	3.46%	—	—	183,968	3.98%	186,634	179,582	3.97%
FHLMC Certificates	—	—	—	—	—	—	3,229	4.89%	3,229	3,006	4.89%
FNMA Certificates	—	—	2,466	3.59%	4,760	3.39%	98,191	4.64%	105,417	100,303	4.56%
SBA Certificates	—	—	—	—	7,122	5.97%	8,252	5.82%	15,374	15,466	5.89%
Allowance for Credit Losses	—	—	—	—	—	—	—	—	(216)	—	—
Total held-to-maturity securities	$35,000	4.18%	$20,132	4.62%	$19,382	5.50%	$293,640	4.26%	$367,938	$355,294	4.33%

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

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2024			2023			2022
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA (1)	$74,796	4.38%	0.89%	$70,993	5.12%	1.85%	$66,056	5.13%	0.22%
Money market (2)	654,521	38.33%	4.61%	424,160	30.58%	4.04%	367,838	28.55%	1.59%
Savings	111,028	6.50%	0.10%	121,550	8.76%	0.10%	138,137	10.72%	0.09%
Certificates of deposit (2)	676,306	39.60%	4.11%	528,999	38.13%	3.13%	407,739	31.65%	0.91%
Interest-bearing deposits	1,516,651	88.81%	3.87%	1,145,702	82.59%	3.07%	979,770	76.05%	1.05%
Non-interest bearing demand (1)	191,155	11.19%	—%	241,510	17.41%	—%	308,600	23.95%	—%
Total deposits	$1,707,806	100.00%	3.44%	$1,387,212	100.00%	2.53%	$1,288,370	100.00%	0.77%

(1)
As of December 31, 2023 and 2022, $48.8 million and $35.9 million, respectively, were reclassified from non-interest bearing demand to NOW/IOLA.
(2)
As of December 31, 2022, $25.7 million was reclassified from money market to certificates of deposit.

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$1,507,620	$1,252,412	$1,204,716
Net deposits before interest credited	318,552	220,067	37,746
Interest credited	58,692	35,141	9,950
Net increase in deposits	377,244	255,208	47,696
Ending balance	$1,884,864	$1,507,620	$1,252,412

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2024	2023	2022
	(in thousands)
Interest Rate:
0.05% - 0.99%	$71,719	$91,279	$161,070
1.00% - 1.49%	3,514	5,442	31,228
1.50% - 1.99%	1,885	5,789	17,659
2.00% - 2.49%	974	11,806	33,737
2.50% - 2.99%	18,918	13,054	29,170
3.00% - 3.49%	46,283	48,071	67,438
3.50% - 3.99%	67,448	35,224	22,109
4.00% - 4.49%	271,205	105,591	13,970
4.50% - 4.99%	133,621	25,602	—
5.00% and greater	164,737	258,968	237
Total	$780,304	$600,826	$376,618

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2024.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$28,168	$38,838	$4,713	$—	$71,719	9.19%
1.00% - 1.49%	2,092	57	1,365	—	3,514	0.45%
1.50% - 1.99%	1,878	2	—	5	1,885	0.24%
2.00% - 2.49%	886	37	32	19	974	0.13%
2.50% - 2.99%	17,379	599	936	4	18,918	2.42%
3.00% - 3.49%	14,253	849	26,646	4,535	46,283	5.93%
3.50% - 3.99%	54,585	1,693	11,170	—	67,448	8.64%
4.00% - 4.49%	256,393	13,312	500	1,000	271,205	34.77%
4.50% - 4.99%	130,251	2,376	994	—	133,621	17.12%
5.00% and greater	164,737	—	—	—	164,737	21.11%
Total	$670,622	$57,763	$46,356	$5,563	$780,304	100.00%

At December 31, 2024, the aggregate amount of all certificates of deposit in amounts greater than or equal to $100,000 was $480.1 million. The following table sets forth the maturity of those certificates as of December 31, 2024.

At December 31,
Maturity Period:	(in thousands)
Three months or less	$189,127
Over three months through six months	131,262
Over six months through one year	133,093
Over one year to three years	23,839
Over three years	2,817
Total	$480,138

At December 31, 2024, certificates of deposit equal to or greater than $250,000 totaled $204.3 million, all of which matures on or before December 31, 2025. At December 31, 2024, passbook savings accounts and certificates of deposit with a passbook feature totaled $113.7 million, reflecting depositors’ preference for traditional banking services.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. The Bank may also obtain advances from the FRBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2024, the Bank had $596.1 million of outstanding FHLBNY advances. There were no FRBNY advances outstanding at December 31, 2024. At December 31, 2023, the Bank had $684.4 million of outstanding FHLBNY and FRBNY advances. The Bank had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024 and no overnight line of credit advance from the FHLBNY at December 31, 2023. Additionally, the Bank has two unsecured lines of credit in the amount of $75.0 million with a correspondent bank, under which there was nothing outstanding at December 31, 2024 and 2023, respectively.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2024	2023	2022
	(Dollars in thousands)
FHLBNY and FRBNY Advances:
Balance outstanding at end of period	$596,100	$684,421	$517,375
Average amount outstanding during the period	670,982	633,116	206,969
Maximum outstanding at any month-end during the period	784,421	684,421	517,375
Weighted average interest rate during the period	4.09%	4.02%	3.00%
Weighted average interest rate at the end of the period	3.94%	4.10%	3.90%

Subsidiaries

At December 31, 2024, the Company had one operating subsidiary, Ponce Bank. During 2024, Ponce Bank had one subsidiary, Ponce de Leon Mortgage Corp. (“PDLMC”), a New York State chartered mortgage brokerage entity, whose employees were registered in New York and New Jersey. The operations and employees of PDLMC were transferred to Ponce Bank, and PDLMC’s former operations are now conducted by Ponce Bank directly.

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

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of at least 4.0% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. In 2015, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, made a one-time, permanent election to opt-out regarding the treatment of AOCI. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2024 and 2023, the Bank’s capital exceeded all applicable requirements. See Note 16, “Regulatory Capital Requirements” of the Notes to the accompanying Consolidated Financial Statements for additional information.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2024, the Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2024, the Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2024, the Bank satisfied the QTL test.

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

Federal Reserve System

Generally, Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts, as follows: the portion of transaction accounts aggregating $644.0 million or less (which may be adjusted by the Federal Reserve Board) may be subject to a reserve requirement ratio of 3% and the amounts greater than $644.0 million may be subject to a reserve requirement ratio of not more than 14.0%. For 2025, the reserve requirements will remain at zero.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of New York, one of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2024, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

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

Capital. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under applicable regulatory capital regulations, the Company and the Bank are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2024 and 2023, the Bank and the Company exceeded each of their four regulatory capital requirements. See Note 16 (“Regulatory Capital Requirements”) of Notes to the Consolidated Financial Statements.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The regulatory guidance also states that a savings and loan holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company began paying dividends on its Preferred Stock in the amount of $0.6 million for the year ended December 31, 2024.

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

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the public disclosure, insider trading restrictions and other requirements under the Exchange Act.

Securities and Exchange Commission Climate Rules

On March 6, 2024, the SEC adopted new rules (the "Climate Rules") that require reporting companies, such as the Company, to disclose climate-related risks, metrics, and other information in their audited financial statements, registration statements, annual reports (such as Form 10-K) and other SEC filings. The Climate Rules build upon earlier SEC climate risk disclosure guidance and in many ways draws upon recommendations by the Task Force on Climate-Related Financial Disclosures, as well as accounting and reporting standards from the Greenhouse Gas Protocol. The Climate Rules would materially increase requirements associated with tracking and quantification of GHGs, but also impose further layers of disclosure obligations. If implemented, compliance with the Climate Rules will require significant coordination between our operational, financial, and environmental functions. While the implementation of the Climate Rules is currently stayed pending resolution of legal challenges, and recent comments from the acting commissioner of the SEC indicate that the SEC may not defend the rule against such legal challenges, the Climate Rules may be implemented at some point in the future or the SEC may seek to enact new rules related to environmental issues.

Taxation

The Company and the Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

For the year ended December 31, 2024, the Company was subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2021.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. For the year ended December 31, 2024, the Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2024, the Company has fully utilized its federal NOL carryforwards.

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

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has pre-2015 carryforwards of $0.6 million for New York State purposes and $0.5 million for New York City purposes. Furthermore, there are post-2015 carryforwards available of $66.5 million for New York State purposes and $32.8 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2024, the Company has fully utilized the Connecticut net operation loss carryforward and New Jersey net operating loss carryforward.

Item 1A. Risk Factors.

Summary

Specific risks related to our business include, but are not limited to, those related to: (1) our status as a CDFI and MDI; (2) inflationary pressures; (3) our planned increase in multifamily, nonresidential and construction and land lending and the unseasoned nature of these loans; (4) residential property and investor-owned properties; (5) our allowance for credit losses; (6) local and national economic conditions, including conditions specific to the banking industry; (7) environmental liability risks; (8) our ability to achieve and manage our growth strategy; (9) our minority investments in financial technology related companies; (10) competition within the financial services industry, nationally and within our market area and that our small size makes it more difficult to compete; (11) our implementation of new lines of business or offering new products and services; (12) our reliance on our management team; (13) changes in interest rates and the valuation of securities held by us; (14) changes in and compliance with laws and regulations; (15) operational risks including technology, cybersecurity and reputational risks; (16) changes in accounting standards and in management’s estimates and assumptions; (17) our liquidity management; (18) dilution of our stockholders’ ownership interests from our Equity Incentive Plan and stock-based benefit plans; (19) societal responses to climate change; and (20) the gentrification of our markets.

You should read this entire document carefully, including the Risk Factors below that discusses the above risks in further detail.

Risks Related to CDFI and MDI Status.

We may lose the ability to obtain grants and awards available to CDFIs and/or MDIs institutions.

The Bank and the Company are certified as CDFIs and MDIs by the United States Department of the Treasury. Such status increases a financial institution’s potential for receiving grants and awards that, in turn, enable the financial institution to increase the level of community development financial services that it provides to communities. We reinvest the proceeds from such grants and awards back into the communities we serve. While we believe we will be able to meet the certification criteria required to continue our CDFI and MDI status, there is no certainty that we will be able to do so. If we do not meet one or more of the criteria, we may be provided an opportunity for us to cure deficiencies prior to issuing a notice of termination of certification. A loss of CDFI and/or MDI status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on our financial condition, results of operations or business. Additionally, such grants and awards are offered at the discretion of the Treasury. To the extent the current Presidential Administration, or any future administration, seeks to reduce the amounts of such grants and awards available, we may be negatively impacted.

Risks Related to our Lending Activities.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2024, $1.79 billion, or 77.7%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $1.40 billion, or 72.7%, of our loan portfolio at December 31, 2023. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment. Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2024, 1,492 loans with an aggregate balance of $2.16 billion are to borrowers with only one loan. Another 164 loans are to borrowers with two loans each with a corresponding aggregate balance of $123.6 million. In addition, 30 loans are to borrowers with three loans each with a corresponding aggregate balance of $26.1 million.

Our business and our customers are impacted by inflationary pressures.

Although inflationary pressures have begun to stabilize, inflation may increase again during 2025 or thereafter. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of many of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $396.9 million, or 28.4%, to $1.79 billion at December 31, 2024 from $1.40 billion at December 31, 2023. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2024 and 2023, one-to-four family residential real estate loans amounted to $472.4 million and $496.0 million, or 20.5% and 25.8%, respectively, of our total loan portfolio. Of these amounts, $330.1 million and $343.7 million, or 69.9% and 69.3%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

One-to-four family residential mortgage lending, whether owner-occupied or non-owner-occupied, with higher combined loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their properties, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. In addition, the current judicial and legal climate makes it difficult to foreclose on residential properties expeditiously and with reasonable costs. For these reasons, we may experience higher rates of delinquencies, default and losses on our one-to-four family residential mortgage loans. We have made and may continue to make initial and extended forbearances to one-to-four family residential loans as short-term modifications made on a good faith basis. We actively monitor borrowers in forbearance and seek to determine their capacity to resume payments as contractually obligated upon the termination of the forbearance period.

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

At December 31, 2024 and 2023, our ACL totaled $22.5 million and $26.2 million, which represented 0.97%, and 1.36% of total loans, respectively. Included in the allowance for credit losses at December 31, 2023, was $6.8 million related to microloans. There was no allowance for credit losses related to microloans at December 31, 2024 as these microloans were charged-off. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for credit losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income.

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

Additionally, the current Presidential Administration is seeking to enact significant changes that may impact economic conditions, including changes to the size and scope of the federal government. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. To the extent such changes have an adverse impact on the local economies where we operate, our business, financial condition and results of operations may be adversely impacted.

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

As interest rates have increased and competition has diminished, we have shifted our loan originations to focus more on higher-yielding construction loans while reducing the growth in our originations of consumer, commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. As a result, our construction loan portfolio has increased to $733.7 million, net of loans-in-process of $359.2 million, or 31.79% of total loans, at December 31, 2024 from $503.9 million, net of loans-in-process of $520.3 million, or 26.22% of total loans, at December 31, 2023.

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

Our non-interest expense totaled $66.7 million and $68.7 million for the years ended December 31, 2024 and 2023, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 79.66% and 90.96% for the years ended December 31, 2024 and 2023, respectively. Our efficiency ratio for the year ended December 31, 2024 improved compared with prior year due to increase in net interest income. If we are unable to successfully implement our business strategy and increase our revenues and decrease our total non-interest expense, our profitability could be adversely affected.

We have received an investment under the ECIP from the U.S. Treasury, in exchange for the issuance of senior perpetual preferred stock, which preferred stock has certain rights and preferences as compared to shares of our common stock. We are subject to certain contractual and regulatory restrictions under the ECIP which may hinder our operations.

On June 7, 2022 (the “Original Closing Date”), the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates and/or to qualify for the purchase option under the Repurchase Agreement (as described below).

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company began paying dividends on its Preferred Stock in the amount of $0.6 million for the year ended December 31, 2024.

On December 20, 2024, the Company entered into an ECIP Securities Purchase Option Agreement (the “Repurchase Agreement”) with Treasury. Pursuant to the Repurchase Agreement, Treasury has granted the Company an option to purchase all of the Preferred Stock during the Option Period, which is the first fifteen years following the Original Closing Date. The purchase price for the Preferred Stock pursuant to the purchase option is determined based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Repurchase Agreement, together with any accrued and unpaid dividends thereon, as of the closing date. Subject to variations in interest rates and the equity risk premium, which are components included in the purchase price calculation, the Company presently expects that the purchase price will be at a substantial discount from the face value of the Preferred Stock.

The purchase option may not be exercised unless and until at least one of the Threshold Conditions under the Repurchase Agreement has been met. The Threshold Conditions are as follows: during the ten years that follow the Original Closing Date (the “ECIP Period”) either (1) over any sixteen consecutive quarters, an average of at least 60% of the Company’s Total Originations, as defined pursuant to the terms of the ECIP, qualifies as “Deep Impact Lending,” as defined pursuant to the terms of the ECIP (the “Deep Impact Condition”); (2) over any twenty-four consecutive quarters, an average of at least 85% of the Company’s Total Originations qualifies as “Qualified Lending,” as defined pursuant to the terms of the ECIP (the “Qualified Lending Condition”); or (3) the Preferred

Stock has a dividend rate of no more than 0.5%, which dividend rate is calculated pursuant to the ECIP and the terms thereof, at each of six consecutive Reset Dates, as defined in the ECIP.

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported 9 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future.

We may be dependent on borrowings from the FHLBNY and FRBNY to grow our lending activities, which may negatively impact our results of operations.

In recent periods, we have relied on non-core funding sources, primarily borrowings from the FHLBNY and FRBNY, to fund a portion of our lending activities when we do not have sufficient core deposits. Borrowings from the FHLBNY and FRBNY are generally higher cost as compared to core deposits, which will generally lead to decreases in our net interest margin and lower net revenues. Additionally, the Bank’s FHLBNY and FRBNY membership does not represent a legal commitment to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FHLBNY and FRBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. If we are unable to obtain funding through the FHLBNY and FRBNY, we may be forced to seek additional alternative funding sources, which may be higher cost, in order to fund our loan growth.

There are current proposals from the Federal Housing Finance Agency (“FHFA”), the regulatory of the Federal Home Loan Bank (“FHLB”) system, to adopt certain changes to its eligibility criteria for borrowing to refocus on the FHLB’s housing mission. Additionally, the Company must maintain a satisfactory rating pursuant to the Community Reinvestment Act (“CRA”) to maintain its ability to access FHLB funding. Additionally, the current Presidential Administration may seek to make regulatory changes, including modifying or eliminating the FHFA. If the FHFA makes significant changes to the eligibility criteria to maintain access to FHLB funding, if the Company fails to maintain its satisfactory rating under the CRA or if the FHFA is significantly modified or eliminated, this could impact the Company’s ability to borrow from the FHLB and require it to find other sources of credit, including borrowing directly from the FRB.

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

Risks Related to Interest Rates.

Interest rates may rise and the possibility that we may access higher-cost funds to support our loan growth and operations may adversely affect our net interest income and profitability.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered interest rates by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. However, interests rates may rise again in the future. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2024, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 5.67% decrease in EVE and a 4.63% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2024 and 2023, our securities portfolio totaled $472.9 million and $581.7 million, which represented 15.6% and 21.1% of total assets, respectively. The securities portfolio as of December 31, 2024 and 2023 were classified as available-for-sale securities, at fair value, in the amount of $105.0 and $119.9 million and held-to-maturity securities, at amortized costs, in the amount of $367.9 million and $461.7 million, respectively. A decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be credit related impairment. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized through earnings. Credit-related impairment for all other impaired debt securities is recognized through earnings. Non-credit related impairment for debt securities is recognized in other comprehensive income net of applicable taxes for all securities classified as available-for-sale. A decline in the market value of our securities portfolio could adversely affect our earnings.

Risks Related to Laws and Regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which the Bank and the Company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund, the depositors and borrowers of the Bank and consumers, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influencing the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the establishment of the CFPB as an additional regulatory agency. The various federal agencies have adopted a broad range of rules and regulations in compliance with the Dodd-Frank Act. Compliance with the Dodd-Frank Act and its regulations and policies has resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.

The current Presidential Administration may seek to make changes to our current regulatory framework and the agencies that regulate our business, which changes may include combining or disbanding certain regulatory agencies. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation, primarily rent control and rent stabilization.

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

In 2006, the Office of the Comptroller of the Currency, the FDIC and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific construction lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction and land loans represented 145.0% of the Bank’s total risk-based capital at December 31, 2024, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 196.8% of the Bank’s total risk-based capital on that same date.

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

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In addition, we outsource some of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. We are also subject to risks related to the cyber vulnerabilities of our partners. We may experience negative impacts to our financial condition and results of operations if our partners are subject to cyber fraud or other security breaches.

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

Although economic conditions have improved in most of our markets, we continue to focus on growing earning assets, we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2025, including as a result of issues of national security, international conflicts, inflation and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

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

Our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date to file periodic reports under the Securities and Exchange Act of 1934, including our consolidated financial statements. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities, the estimates relating to the valuation for share-based awards, and our determinations with respect to amounts owed for income taxes.

Other Risks Related to Our Business and Industry Generally

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board provided funding to ensure that banks had sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be provided in the future if similar issues recur. The Company maintains a diversified deposit base and has a comparatively low level of uninsured deposits. As of December 31, 2024, 23.1% of our deposits are estimated to be above FDIC-insurance limits.

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

We may use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk. We may use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known or uncertain cash amounts, the value of which are determined by interest rates. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects. Our existing swaps were terminated on January 14, 2025, but we may enter into similar transactions in the future.

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

The Company maintains a Long-Term Incentive Plan. During the years ended December 31, 2024 and 2023, the Company recognized in $2.1 million and $1.8 million, respectively, in non-interest expense relating to its stock benefit plans, and we will recognize additional expenses in the future as additional grants are made and awards vest.

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

Internally, the cybersecurity program is managed by the Company’s Senior Vice President and Chief Information Officer. She has held senior management positions in information technology, management information systems and information security for over 30 years. She reports regularly to the risk and audit committees of the Board of Directors about the prevention, detection, mitigation, and remediation of cybersecurity incidents. Additionally, the full board annually assesses all critical risks of the Company, including cybersecurity risks, and also receives periodic updates relating to key cybersecurity issues as part of their oversight.

The Company’s Senior Vice President and Chief Information Officer also regularly reports to the Company’s executive risk management (“ERM”) committee, which oversees Company-wide risk at the management level, regarding cybersecurity risks. Members of the ERM committee include our President and Chief Executive Officer.

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

Item 2. Properties.

As of December 31, 2024, the net book value of the Company’s office properties including leasehold improvements was $12.9 million, and the net book value of its furniture, fixtures and other equipment and software was $3.9 million. The Company’s and Bank’s executive offices are located at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Company’s offices as of December 31, 2024.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(in thousands)
Main Office:
2244 Westchester Avenue	Leased	2021	$272
Bronx, NY 10462

Other Properties:
980 Southern Blvd.	Leased	1990	596
Bronx, NY 10459

37-60 82nd Street	Leased	2021	37
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	615
Bronx, NY 10452

169 Smith Street	Leased	2021	102
Brooklyn, NY 11201

207 East 106th Street	Leased	2006	1,235
New York, NY 10029

2244 Westchester Avenue	Leased	2021	485
Bronx, NY 10462

5560 Broadway	Leased	2021	1,359
Bronx, NY 10463

34-05 Broadway	Leased	2001	693
Astoria, NY 11106

3821 Bergenline Avenue	Leased	2021	38
Union City, NJ 07087

1900 Ralph Avenue	Leased	2007	405
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,249
Brooklyn, NY 11214

100-20 Queens Boulevard	Leased	2010	75
Forest Hills, NY 11375

319 1st Avenue	Leased	2010	292
New York, NY 10003

32-75 Steinway Street	Leased	2020	70
Astoria, NY 11103

2612 East 16th Street	Leased	2020	—
Brooklyn, NY 11235

42 South Washington Avenue	Leased	2020	—
Bergenfield, NJ 07621

135-14 Northern Blvd.	Owned	2020	3,412
Flushing, NY 11354

1600 Ponce de Leon Boulevard	Leased	2024	—
Coral Gables, FL 33134
			$12,935

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

The number of stockholders of record of the Company’s common stock as of March 11, 2025 was 327. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

To date, the Company has not paid any dividends to its common stockholders. We have no current plan or intention to pay cash dividends to our common stockholders. However, if in the future the Board of Directors considers the payment of dividends, the amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions. No assurance can be given that the Board of Directors will ever consider the payment of dividends, and common stockholders should have no expectation of such. The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Company’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the capital rules, which may limit our ability to pay dividends to our stockholders. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.” No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

Pursuant to our charter, we are authorized to issue preferred stock. The Company issued 225,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, par value $0.01 for an aggregate purchase price equal to $225.0 million in cash, to the Treasury in a private placement pursuant to the ECIP. The Preferred Stock has priority over the holders of our shares of common stock with respect to the payment of dividends. The Company began paying dividends on its Preferred Stock during the quarter ended June 30, 2024, as required by the terms thereof.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K. Discussion and analysis of our 2023 fiscal year specifically, as well as the year-over-year comparison of our 2023 financial performance to 2022, are located under Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 19, 2024, which is available on our investor relations website at poncebank.gcs-web.com and the SEC's website at sec.gov.

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) SBA loans; (4) mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. We also generate non-interest income mainly from service charges and fees, late and prepayment charges, income on sale of mortgage loans and grant income. Our non-interest expense consists principally of employee compensation and benefits, occupancy and equipment costs, data processing expenses, direct loan expenses, professional fees, other operating expenses and income tax expense. Our results of operations can also be significantly affected by our periodic provision for credit losses.

Federal Economic Relief Funds To Aid Lending to Small Businesses

Emergency Capital Investment Program

On June 7, 2022 (the “Original Closing Date”), the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates and/or to qualify for the purchase option under the Repurchase Agreement (as described below).

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company began paying dividends on its Preferred Stock in the amount of $0.6 million for the year ended December 31, 2024.

On December 20, 2024, the Company entered into an ECIP Securities Purchase Option Agreement (the “Repurchase Agreement”) with Treasury. Pursuant to the Repurchase Agreement, Treasury has granted the Company an option to purchase all of the Preferred

Stock during the Option Period, which is the first fifteen years following the Original Closing Date. The purchase price for the Preferred Stock pursuant to the purchase option is determined based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Repurchase Agreement, together with any accrued and unpaid dividends thereon, as of the closing date. Subject to variations in interest rates and the equity risk premium, which are components included in the purchase price calculation, the Company presently expects that the purchase price will be at a substantial discount from the face value of the Preferred Stock.

The purchase option may not be exercised unless and until at least one of the Threshold Conditions under the Repurchase Agreement has been met. The Threshold Conditions are as follows: during the ten years that follow the Original Closing Date (the “ECIP Period”) either (1) over any sixteen consecutive quarters, an average of at least 60% of the Company’s Total Originations, as defined pursuant to the terms of the ECIP, qualifies as “Deep Impact Lending,” as defined pursuant to the terms of the ECIP (the “Deep Impact Condition”); (2) over any twenty-four consecutive quarters, an average of at least 85% of the Company’s Total Originations qualifies as “Qualified Lending,” as defined pursuant to the terms of the ECIP (the “Qualified Lending Condition”); or (3) the Preferred Stock has a dividend rate of no more than 0.5%, which dividend rate is calculated pursuant to the ECIP and the terms thereof, at each of six consecutive Reset Dates, as defined in the ECIP.

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported 9 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future.

The Company believes that consummation of the repurchase of the Preferred Stock as contemplated by the Repurchase Agreement would be beneficial to its stockholders. As such, the Company expects it continue to emphasize its qualified Deep Impact Lending.

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

Derivatives and Hedging

During 2023, the Company entered into two derivative financial instruments contracts to enhance its ability to manage interest rate risk that exist as part of its ongoing operations, which have since been terminated. The Company manages interest rate risks as part of its asset and liability management process. The Company utilized derivative financial instruments to accommodate the business needs and to hedge the exposure that this creates for the Company. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Swaps

On October 12, 2023 the Bank entered into two interest rate swap transactions with Goldman Sachs Bank USA. One interest rate swap is for a period of two years effective October 12, 2023 and was set to terminate on November 1, 2025 with a notional amount of $150.0 million. The Bank paid a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap was originally for a period of three years effective October 12, 2023 and was set to terminate on November 1, 2026 with a notional amount of $100.0 million. The Bank paid a fixed rate of interest of 4.62% and receive the SOFR rate.

On January 10, 2025, the Bank signed termination agreements to terminate the two interest rate swap transactions designated as fair value hedges. The Bank made a payment on January 14, 2025 in the amount of $0.9 million to terminate the swap that was set to terminate on November 1, 2025. The Bank made a payment on January 14, 2025 in the amount of $0.9 million to terminate the swap that was set to terminate on November 1, 2026.

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

On February 27, 2025, Ponce Bank officers and administrators and members of the public celebrated the Bank’s transformed Westchester Avenue Branch at its grand reopening. The transformed Branch is the result of the State-of-the-art Banking Technologies combined with Community Centric Banking that is customer friendly and supportive.

The transformation relaunched a process aimed at reinforcing the role of each banking branch as a "community hub"’ that attracts new depositors and business customers, but anchors Ponce Bank branches as community-centric destinations. The revitalization efforts include Open Tellers that invite a more consultative experience, managers located at a central hub of the branch, private space for sensitive conversations, and meeting spaces as well as open areas with teleconferencing and AV equipment to encourage community-wide gatherings.

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

PonceBankDirect

In August 2024, the Bank launched PonceBankDirect to address increasing interest in and competition within the digital banking space. The platform premiered with a new website that featured digital account opening for Certificate of Deposits and Money Market Accounts, and provided a portal to Ponce Bank Quick-Response Prosper Small Business lending platform. As part of the Bank’s commitment to become a premier provider of service to small businesses, SBA lending was soon added to this platform. PonceBankDirect is built upon a modern banking core operating system developed by Data Center Incorporated (“DCI”) that provides flexibility to quickly deploy new product and service offerings and includes flexible Application Programming Interface (“API”) interconnectivity that will facilitate future integrations with “best-in-class” solutions from third-party vendors throughout the Fintech universe.

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

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.3 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.3 million.

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

Factors Affecting the Comparability of Results

Write-off and Write-Down.

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain. Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its former agreement with Grain, the Bank was the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originated and serviced these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan was found to be fraudulent, became 90 days delinquent upon 90 days of origination or defaulted due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing were deemed to have not been complied with and the microloan was put back to Grain, who then became responsible for the microloan and any related losses. The microloans put back to Grain were accounted for as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Company discontinued originating new loans with Grain after May 31, 2022.

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

At December 31, 2024, the Bank charged-off its microloans that were previously outstanding. From inception of the microloan arrangement through December 31, 2024, 45,322 microloans amounting to $23.9 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of December 31, 2024, the Company has no remaining microloan exposure. The $0.2 million and $1.5 million of recoveries for the years ended December 31, 2024 and 2023, respectively, and $17.9 million write-off for the year ended December 31, 2022 related to microloans are included in non-interest expense in the accompanying Consolidated Statements of Operations.

Total Microloans Exposure as of December 31, 2024
(in thousands)
Microloans Receivable from Grain
Microloans originated - put back (inception-to-December 31, 2024)	$23,903
Write-downs, net of recoveries (year to date as of December 31, 2024)	(15,258)
Cash receipts (inception-to-December 31, 2024)	(6,819)
Grant/reserve (inception-to-December 31, 2024)	(1,826)
Net receivable as of December 31, 2024	$—
Microloans Receivables from Borrowers
Microloans receivable as of December 31, 2024	$—
Allowance for credit losses as of December 31, 2024	—
Microloans, net of allowance for credit losses as of December 31, 2024	$—
Investments
Investment in Grain	$1,000
Investment in Grain write-off third quarter of 2022	(1,000)
Net investment as of December 31, 2024	$—
Total exposure related to microloans as of December 31, 2024 (1)	$—

(1) At December 31, 2024, the Company had no remaining exposure to microloan borrowers. These loans were charged-off.

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

The Company also established a relationship with Raisin Solutions US LLC ("Raisin") (formerly known as SaveBetter, LLC), a fintech startup focusing on deposits. As of December 31, 2024, the Company had $574.1 million in such deposits. The recent regulatory easing of brokered deposit rules enables the Company to classify such deposits as core deposits.

On October 1, 2022, the Company entered into a Membership Interest Purchase Agreement with Bamboo Payment Holding LLC ("Bamboo"), pursuant to which the Company purchased from Bamboo 180 Membership Interest Units representing 16.05% of the total issued and outstanding Membership Interest in Bamboo for an investment of $4.4 million. With over a decade processing payments in Latin America, Bamboo has a diverse network connects Latin American local payment processing to global companies as well as domestic solutions to locally based organizations.

At December 31, 2018, the Company had approximately $1.06 billion in assets, $918.5 million in loans receivable, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.04 billion in assets, $2.29 billion in loans receivable, net of allowance for credit losses of $22.5 million, and $1.88 billion in deposits at December 31, 2024, all while investing in infrastructure, implementing digital banking, adopting GPS, diversifying its product offering and partnering with Fintech companies. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

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

Holders of Preferred Stock generally do not have any voting rights, with the exception of voting rights on certain matters as outlined in the Certificate of Designations. In addition to the repurchase rights under the Repurchase Agreement (described above), the Company has the option to redeem the shares of Preferred Stock (i) in whole or in part on any dividend payment date on or after June 15, 2027, or (ii) in whole but not in part at any time within ninety days following a Regulatory Capital Treatment Event, as defined below, in each case at a cash redemption price equal to the liquidation amount, with an amount equal to any dividends that have been declared but not paid prior to the redemption date. The Company may not redeem shares of Preferred Stock without having received the prior approval of the appropriate Federal banking agency for the Company, as defined in Section 3(q) of the Federal Deposit Insurance Act, to the extent required under applicable capital rules. Such redemptions are subject to certain conditions and limitations. In the event of a liquidation, dissolution or winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total consolidated assets increased $289.2 million, or 10.5%, to $3.04 billion at December 31, 2024 from $2.75 billion at December 31, 2023. The increase in total assets is largely attributable to increases of $390.7 million in net loans receivable, $9.8 million in FHLBNY stock, $0.8 million in mortgage loans held for sale, $0.7 million in premises and equipment and $0.6 million in cash and cash equivalents, partially offset by decreases of $93.8 million in held-to-maturity securities, $14.9 million in available-for-sale securities, $2.3 million in deferred tax assets and $2.2 million in right of use assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $0.6 million, or 0.5%, to $139.8 million at December 31, 2024, compared to $139.2 million at December 31, 2023. The increase in cash and cash equivalents was primarily attributable to an increase of $377.2 million in net deposits, $109.5 million in proceeds from maturities/calls of securities, $4.7 million in depreciation and amortization, $3.5 million in stock-based compensation, $2.2 million in deferred income tax and $1.3 million in provision for credit losses. The increase in cash and cash equivalents was offset from an increase of $388.5 million in net loans, repayment of $88.3 million in net borrowings, $9.8 million in net purchases and redemptions from the FHLBNY stock, $8.3 million increase in accrued interest payable, $6.0 million in purchases of loans, $3.1 million decrease in other liabilities, $2.7 million in purchase of premises and equipment, $2.6 million decrease in other lease liabilities and $1.2 million in gain on sale of loans.

Securities. The composition of securities at December 31, 2024 and 2023 and the amounts maturing of each classification are summarized as follows:

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	—	—
More than one year through five years	2,994	2,873	2,990	2,784
More than five years through ten years	—	—	—	—
	2,994	2,873	2,990	2,784
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	—	—	4,000	3,863
More than one year through five years	2,000	1,320	1,000	536
More than five years through ten years	19,762	19,084	20,790	19,269
	21,762	20,404	25,790	23,668
Mortgage-Backed Securities	99,652	81,693	111,001	93,450
Total Available-for-Sale Securities	$124,408	$104,970	$139,781	$119,902

Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	25,000	24,960	—	—
More than one year through five years	—	—	25,000	24,819
More than five years through ten years	—	—	—	—
	25,000	24,960	25,000	24,819
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—	$—	$—
More than three months through one year	10,000	9,926	25,000	24,650
More than one year through five years	15,000	14,923	50,000	48,265
More than five years through ten years	7,500	7,128	7,500	6,894
	32,500	31,977	82,500	79,809
Mortgage-Backed Securities	310,654	298,357	354,646	345,414
Allowance for Credit Losses	(216)	—	(398)	—
Total Held-to-Maturity Securities	$367,938	$355,294	$461,748	$450,042

The Company securities portfolio decreased $93.8 million in held-to-maturity and $14.9 million in available-for-sale during the year ended December 31, 2024. The decreases were the results of one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured and/or were called.

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2024 and 2023 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2024		December 31, 2023		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$330,053	14.3%	$343,689	17.9%	$(13,636)	(4.0%)
Owner-Occupied	142,363	6.2%	152,311	7.9%	(9,948)	(6.5%)
Multifamily residential	670,159	29.0%	550,559	28.7%	119,600	21.7%
Nonresidential properties	389,898	16.9%	342,343	17.8%	47,555	13.9%
Construction and land	733,660	31.8%	503,925	26.2%	229,735	45.6%
Total mortgage loans	2,266,133	98.2%	1,892,827	98.5%	373,306	19.7%
Nonmortgage loans:
Business loans	40,849	1.8%	19,779	1.0%	21,070	106.5%
Consumer loans (1)	1,038	0.0%	8,966	0.5%	(7,928)	(88.4%)
	41,887	1.8%	28,745	1.5%	13,142	45.7%
Total	$2,308,020	100.0%	$1,921,572	100.0%	$386,448	20.1%

(1)
As of December 31, 2023, consumer loans include $8.0 million of microloans. As of December 31, 2024, these microloans were charged-off.

ACL were $22.5 million and $26.2 million at December 31, 2024 and 2023, respectively.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 57.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $119.6 million, or 21.7%, and nonresidential properties loans increased $47.6 million, or 13.9%, when compared to December 31, 2023. The majority of the increases in multifamily residential loans and nonresidential properties loans that were refinanced from construction and land loans to a new permanent loan facility.

The majority of the $229.7 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2024 as opposed to new originations in 2024. Our commitments to grant new mortgage loans decreased by $170.6 million as of December 31, 2024 compared to December 31, 2023. See Note 14 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

Within the construction and land mortgage loans, as indicated in the composition of gross loans receivable table above, there are 19 projects at 100% completion, with balances of $165.8 million as of December 31, 2024. Of these 19 projects, four have been issued a certificate of occupancy, 13 have been issued a temporary certificate of occupancy and two are pending certificate of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2024 and 2023, approximately 3.5% and 5.3%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 150% guideline for construction and land mortgage loans and up to 450% for investor owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2024 and 2023, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 145.0% and 102.5%, respectively. Investor owned commercial real estate mortgage loans as a percentage of total risk-based capital was 341.7% and 269.1% as of December 31, 2024 and 2023, respectively. At

December 31, 2024, the Bank was above the 100% guidelines established by the banking regulations but under the 150% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2024 increased $0.8 million to $10.7 million from $10.0 million at December 31, 2023.

Deposits. The composition of deposits at December 31, 2024 and 2023 and changes in dollars and percentages are summarized as follows:

	December 31, 2024		December 31, 2023		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand (1)	$169,178	9.0%	$185,151	12.3%	$(15,973)	(8.6%)
Interest-bearing deposits:
NOW/IOLA accounts (1)	62,616	3.3%	77,909	5.2%	(15,293)	(19.6%)
Money market accounts	636,219	33.8%	432,735	28.7%	203,484	47.0%
Reciprocal deposits	130,677	6.9%	96,860	6.4%	33,817	34.9%
Savings accounts	105,870	5.6%	114,139	7.6%	(8,269)	(7.2%)
Total NOW, money market, reciprocal and savings	935,382	49.6%	721,643	47.9%	213,739	29.6%
Certificates of deposit of $250K or more (2)	204,293	10.8%	167,530	11.0%	36,763	21.9%
Brokered certificates of deposit (3)	94,531	5.0%	98,729	6.6%	(4,198)	(4.3%)
Listing service deposits (3)	7,376	0.4%	14,433	1.0%	(7,057)	(48.9%)
Certificates of deposit less than $250K (2)	474,104	25.2%	320,134	21.1%	153,970	48.1%
Total certificates of deposit	780,304	41.4%	600,826	39.8%	179,478	29.9%
Total interest-bearing deposits	1,715,686	91.0%	1,322,469	87.7%	393,217	29.7%
Total deposits	$1,884,864	100.0%	$1,507,620	100.0%	$377,244	25.0%

(1)
As of December 31, 2023, $58.2 million were reclassified from demand to NOW/IOLA accounts.
(2)
As of December 31, 2023, $35.4 million was reclassified from all other certificates of deposit less than $250K to certificates of deposit of $250K or more.
(3)
As of December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. As of December 31, 2023, there were $0.3 million in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2024 and 2023. The Management Asset/Liability Committee generally meets on a weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at December 31, 2024 of $596.1 million in advances from the FHLBNY and outstanding borrowings at December 31, 2023 of $380.4 million in advances from the FHLBNY and $304.0 million in advances from the FRBNY. The Bank did not have any term advances from the FRBNY at December 31, 2024. The Bank also had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024 and no overnight line of credit advance from the FHLBNY at December 31, 2023. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at December 31, 2024 and 2023.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $14.1 million, or 2.9%, to $505.5 million at December 31, 2024, from $491.4 million at December 31, 2023. The $14.1 million increase in stockholders’ equity was largely attributable to $11.0 million in net income, $2.1 million impact to additional paid in capital as a result of share-based compensation and $1.4 million from release of ESOP shares and $0.3 million in other comprehensive income, offset by $0.6 million in dividend on preferred shares.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

The discussion of the Company’s results of operations for the years ended December 31, 2024 and 2023 are presented below. The results of operations for periods may not be indicative of future results.

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2024	2023	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$162,637	$125,867	$36,770	29.2%
Interest expense	86,157	60,601	25,556	42.2%
Net interest income	76,480	65,266	11,214	17.2%
Provision for credit losses	1,334	973	361	37.1%
Net interest income after provision for credit losses	75,146	64,293	10,853	16.9%
Non-interest income	7,213	10,223	(3,010)	(29.4%)
Non-interest expense	66,674	68,663	(1,989)	(2.9%)
Income before income taxes	15,685	5,853	9,832	168.0%
Provision for income taxes	4,713	2,501	2,212	88.4%
Net income	10,972	3,352	7,620	227.3%
Dividends on preferred shares	638	—	638	100.0%
Net income available to common stockholders	$10,334	$3,352	$6,982	208.3%
Earnings per share:
Basic	$0.46	$0.15	$0.31	206.7%
Diluted	$0.46	$0.15	$0.31	206.7%

Net Income Available to Common Stockholders. Net income available to common stockholders for the year ended December 31, 2024 was $10.3 million compared to net income available to common stockholders of $3.4 million for the year ended December 31, 2023. Earnings per basic and diluted share was $0.46 for the year ended December 31, 2024 compared to earnings per basic and diluted share of $0.15 for the year ended December 31, 2023. The $7.0 million increase in net income was attributable to an increase of $11.2 million in net interest income and a decrease of $1.9 million in non-interest expense, partially offset by a decrease of $3.0 million in non-interest income, increases of $2.2 million in provision for income taxes, $0.6 million in dividends on preferred shares and $0.4 million in provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $36.8 million, or 29.2%, to $162.6 million for the year ended December 31, 2024 from $125.9 million for the year ended December 31, 2023. Interest income on loans receivable, which is the Bank’s primary source of income, increased $34.7 million, or 36.2% to $130.5 million for the year ended December 31, 2024 from $95.8 million for the year ended December 31, 2023. Interest and dividend income on securities, FHLBNY stock and deposits due from banks increased $2.1 million, or 6.9%, to $32.1 million for the year ended December 31, 2024 from $30.1 million for the year ended December 31, 2023.

The following table presents interest income on loans receivable for the periods indicated:

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$29,715	$28,937	$778	2.7%
Multifamily residential	29,996	26,772	3,224	12.0%
Nonresidential properties	19,387	15,934	3,453	21.7%
Construction and land	48,476	21,122	27,354	129.5%
Business loans	2,271	1,599	672	42.0%
Consumer loans	667	1,441	(774)	(53.7%)
Total interest income on loans receivable	$130,512	$95,805	$34,707	36.2%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$8,666	$4,973	$3,693	74.3%
Interest on securities	21,289	23,343	(2,054)	(8.8%)
Dividend on FHLBNY stock	2,170	1,746	424	24.3%
Total interest and dividend income	$32,125	$30,062	$2,063	6.9%

Interest Expense. Interest expense increased $25.6 million, or 42.2%, to $86.2 million for the year ended December 31, 2024 from $60.6 million for the year ended December 31, 2023, primarily due to higher market interest rates.

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Certificates of deposit (1)	$27,768	$16,571	$11,197	67.6%
Money market (1)	30,148	17,132	13,016	76.0%
Savings	107	116	(9)	(7.8%)
NOW/IOLA (1)	662	1,314	(652)	(49.6%)
Advance payments by borrowers	7	8	(1)	(12.5%)
Borrowings	27,465	25,460	2,005	7.9%
Total interest expense	$86,157	$60,601	$25,556	42.2%

(1) For the year ended December 31, 2023, $6.5 million were reclassified from money market to certificates of deposit and $1.3 million were reclassified from money market to NOW/IOLA.

Net Interest Income. Net interest income increased $11.2 million, or 17.2%, to $76.5 million for the year ended December 31, 2024 from $65.3 million for the year ended December 31, 2023. The $11.2 million increase in net interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was attributable to an increase of $36.8 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $25.6 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 9 basis points to 1.83% for the year ended December 31, 2024 from 1.74% for the year ended December 31, 2023. The increase in the net interest rate spread for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in the average yields on interest-earning assets of 62 basis points to 5.74% for the year ended December 31, 2024 from 5.12% for the year ended December 31, 2023 and the average rates paid on interest-bearing liabilities of 53 basis points to 3.91% for the year ended December 31, 2024 from 3.38% for the year ended December 31, 2023.

Net interest margin increased 4 basis points for the year ended December 31, 2024, to 2.70% from 2.66%% for the year ended December 31, 2023, reflecting an increase in our securities portfolio and our organic loan growth.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered interest rates by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income decreased $3.0 million, or 29.4%, to $7.2 million for the year ended December 31, 2024 from $10.2 million for the year ended December 31, 2023. The $3.0 million decrease from the year ended December 31, 2023 was attributable to $4.2 million related to grants received in 2023 and a decrease of $1.2 million in late and prepayment charges, partially offset by increases of $1.8 million in other non-interest income, $0.5 million in income on sale of mortgage loans and $0.1 million in income on sale of SBA loans.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,973	$1,986	$(13)	(0.7%)
Brokerage commissions	61	80	(19)	(23.8%)
Late and prepayment charges	1,180	2,365	(1,185)	(50.1%)
Income on sale of mortgage loans	1,048	598	450	75.3%
Income on sale of SBA loans	148	—	148	100.0%
Grant income	—	4,156	(4,156)	(100.0%)
Other	2,803	1,038	1,765	170.0%
Total non-interest income	$7,213	$10,223	$(3,010)	(29.4%)
Non-Interest Expense. Non-interest expense decreased $2.0 million, or 2.9%, to $66.7 million for the year ended December 31, 2024 from $68.7 million for the year ended December 31, 2023. The $2.0 million decrease of non-interest expense from the year ended December 31, 2023 was attributable to decreases of $3.1 million in provision for contingencies, $0.9 million in professional fees, $0.7 million in data processing expenses and $0.5 million in office supplies, telephone and postage, partially offset by a decrease of $1.3 million in microloans recoveries and increases of $0.9 million in direct loan expenses, $0.3 million in occupancy and equipment and $0.2 million in compensation and benefits.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$30,910	$30,699	$211	0.7%
Occupancy and equipment	14,880	14,568	312	2.1%
Data processing expenses	4,382	5,083	(701)	(13.8%)
Direct loan expenses	2,555	1,623	932	57.4%
(Benefit) provision for contingencies	(783)	2,311	(3,094)	(133.9%)
Insurance and surety bond premiums	1,101	1,018	83	8.2%
Office supplies, telephone and postage	998	1,483	(485)	(32.7%)
Professional fees	6,146	7,092	(946)	(13.3%)
Microloans recoveries	(201)	(1,481)	1,280	(86.4%)
Marketing and promotional expenses	714	825	(111)	(13.5%)
Federal deposit insurance and regulatory assessment (1)	1,627	1,472	155	10.5%
Other operating expenses (1)	4,345	3,970	375	9.4%
Total non-interest expense	$66,674	$68,663	$(1,989)	(2.9%)

(1) For the year ended December 31, 2023, $1.2 million of federal deposit insurance was reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.4 million was reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

Income Tax Provision. The Company had a provision for income taxes of $4.7 million and $2.5 million for the year ended December 31, 2024 and 2023, respectively.

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

	For the Years Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,094,820	130,512	6.23%	$1,730,275	$95,805	5.54%
Securities (2)	548,641	21,289	3.88%	606,815	23,342	3.85%
Other (3)	192,403	10,836	5.63%	119,923	6,720	5.60%
Total interest-earning assets	2,835,864	162,637	5.74%	2,457,013	125,867	5.12%
Non-interest-earning assets	107,017			115,760
Total assets	$2,942,881			$2,572,773
Interest-bearing liabilities:
NOW/IOLA (4) (5)	$74,796	$662	0.89%	$70,993	$1,314	1.85%
Money market (5)	654,521	30,148	4.61%	424,160	17,132	4.04%
Savings	111,028	107	0.10%	121,550	116	0.10%
Certificates of deposit	676,306	27,768	4.11%	528,999	16,571	3.13%
Total deposits	1,516,651	58,685	3.87%	1,145,702	35,133	3.07%
Advance payments by borrowers	14,034	7	0.05%	14,869	8	0.05%
Borrowings	670,982	27,465	4.09%	633,116	25,460	4.02%
Total interest-bearing liabilities	2,201,667	86,157	3.91%	1,793,687	60,601	3.38%
Non-interest-bearing liabilities:
Non-interest-bearing demand (4)	191,155	—		241,510	—
Other non-interest-bearing liabilities	50,259	—		45,858	—
Total non-interest-bearing liabilities	241,414	—		287,368	—
Total liabilities	2,443,081	86,157		2,081,055	60,601
Total equity	499,800			491,718
Total liabilities and total equity	$2,942,881		3.91%	$2,572,773		3.38%
Net interest income		$76,480			$65,266
Net interest rate spread (6)			1.83%			1.74%
Net interest-earning assets (7)	$634,197			$663,326
Net interest margin (8)			2.70%			2.66%
Average interest-earning assets to interest-bearing liabilities			128.81%			136.98%

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.
(3)
Includes FHLBNY demand account, FHLBNY stock dividends and FRBNY demand deposits.
(4)
Includes reclassification of $48.8 million of average outstanding balances from non-interest-bearing demand to NOW/IOLA for the year ended December 31, 2023.
(5)
Includes $1.3 million of interest expense reclassified from money market to NOW/IOLA for the year ended December 31, 2023.
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

	For the Years Ended December 31,
	2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$20,185	$14,522	$34,707
Securities (2)	(2,238)	185	(2,053)
Other	4,061	55	4,116
Total interest-earning assets	22,008	14,762	36,770
Interest-bearing liabilities:
NOW/IOLA	70	(722)	(652)
Money market	9,304	3,712	13,016
Savings	(10)	1	(9)
Certificates of deposit	4,614	6,583	11,197
Total deposits	13,978	9,574	23,552
Advance payments by borrowers	3	(4)	(1)
Borrowings	1,523	482	2,005
Total interest-bearing liabilities	15,504	10,052	25,556
Change in net interest income	$6,504	$4,710	$11,214

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

The Bank engages in hedging activities, such as swap transactions. On October 12, 2023 the Bank entered into two interest rate swap transactions with Goldman Sachs Bank USA. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate. On January 10, 2025, the Bank signed termination agreements to terminate the two interest rate swap transactions designated as fair value hedges (see Note 20 of the Notes to the Consolidated Financial Statements).

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of December 31, 2024, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$73,253	(19.49%)
+300	77,865	(14.42%)
+200	82,414	(9.43%)
+100	86,778	(4.63%)
Level	90,990	— %
-100	94,066	3.38%
-200	96,572	6.13%
-300	97,851	7.54%
-400	98,887	8.68%

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

At December 31, 2024, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2024, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$378,181	$(131,584)	(25.81%)	13.57%	(2,581)
+300	413,082	(96,683)	(18.97%)	14.52%	(1,897)
+200	448,014	(61,751)	(12.11%)	15.43%	(1,211)
+100	480,859	(28,906)	(5.67%)	16.24%	(567)
Level	509,765	—	0.00%	16.91%	—
-100	535,191	25,426	4.99%	17.44%	499
-200	554,908	45,143	8.86%	17.78%	886
-300	572,737	62,972	12.35%	18.05%	1,235
-400	602,185	92,420	18.13%	18.60%	1,813

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

At December 31, 2024, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered interest rates by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. Our net interest income may also be positively impacted if the demand for loans increases due to the rate decreases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2024, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2024, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,361	$104,361	$104,361	$104,361	$104,361	$—	$104,361	$35,478	$139,839
Securities (1)	23,921	56,636	107,958	160,603	288,893	203,742	492,635	(19,727)	472,908
Placements with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	267,730	415,218	923,776	1,425,128	2,210,873	81,816	2,292,689	4,646	2,297,335
FHLBNY stock	29,182	29,182	29,182	29,182	29,182	—	29,182	—	29,182
Other assets	—	—	—	—	—	—	—	100,425	100,425
Total	$425,443	$605,646	$1,165,526	$1,719,523	$2,633,558	$285,558	$2,919,116	$120,822	$3,039,938
Liabilities:
Non-maturity deposits	$60,746	$121,499	$243,005	$486,011	$870,025	$60,680	$930,705	$173,855	$1,104,560
Certificates of deposit	315,709	507,093	670,619	728,383	780,304	—	780,304	—	780,304
Borrowings	75,000	75,000	125,000	325,000	596,100	—	596,100	—	596,100
Other liabilities	-	-	-	-	-	-	-	53,474	53,474
Total liabilities	451,455	703,592	1,038,624	1,539,394	2,246,429	60,680	2,307,109	227,329	2,534,438
Capital	—	—	—	—	—	—	—	505,500	505,500
Total liabilities and capital	$451,455	$703,592	$1,038,624	$1,539,394	$2,246,429	$60,680	$2,307,109	$732,829	$3,039,938
Asset/liability gap	$(26,012)	$(97,946)	$126,902	$180,129	$387,129	$224,878	$612,007
Gap/assets ratio	94.24%	86.08%	112.22%	111.70%	117.23%	470.60%	126.53%

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

	December 31, 2023
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$110,260	$110,260	$110,260	$110,260	$110,260	$—	$110,260	$28,930	$139,190
Securities (1)	26,981	68,513	116,391	208,107	359,754	242,162	601,916	(20,266)	581,650
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	192,336	295,027	500,951	982,210	1,797,535	111,445	1,908,980	(3,114)	1,905,866
FHLBNY stock	19,392	19,392	19,392	19,392	19,392	—	19,392	(15)	19,377
Other assets	—	—	—	—	—	—	—	104,390	104,390
Total	$349,218	$493,441	$747,243	$1,320,218	$2,287,190	$353,607	$2,640,797	$109,925	$2,750,722
Liabilities:
Non-maturity deposits	$43,026	$86,052	$172,104	$344,208	$647,511	$69,506	717,017	189,777	$906,794
Certificates of deposit	220,322	291,437	449,484	508,888	600,826	—	600,826	—	600,826
Borrowings	204,000	304,000	363,321	413,321	634,421	50,000	684,421	—	684,421
Other liabilities	—	—	—	—	—	—	—	67,286	67,286
Total liabilities	467,348	681,489	984,909	1,266,417	1,882,758	119,506	2,002,264	257,063	2,259,327
Capital	—	—	—	—	—	—	—	491,395	491,395
Total liabilities and capital	$467,348	$681,489	$984,909	$1,266,417	$1,882,758	$119,506	$2,002,264	$748,458	$2,750,722
Asset/liability gap	$(118,130)	$(188,048)	$(237,666)	$53,801	$404,432	$234,101	$638,533
Gap/assets ratio	74.72%	72.41%	75.87%	104.25%	121.48%	295.89%	131.89%
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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $571.1 million and $380.4 million of outstanding term advances from FHLBNY at December 31, 2024 and 2023, respectively. The Bank had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024 and no overnight line of credit advance from the FHLBNY at December 31, 2023.

The Bank had $304.0 million of outstanding term advances from the FRBNY at December 31, 2023. No amounts were outstanding at December 31, 2024.

Net cash provided by operating activities was $7.2 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchases of new securities, and purchase of equipment offset by principal collections on loans, proceeds from maturities, calls and principal repayments on securities was ($294.9) million and ($332.9) million for the years ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities, consisting of activities in borrowing and deposit accounts, was $288.3 million and $411.2 million for the years ended December 31, 2024 and 2023, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At December 31, 2024 and 2023, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2024 and 2023, the Company had outstanding commitments to originate loans, and extend credit of $411.5 million and $591.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $670.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY and FRBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2024 for the periods indicated below:

		For the Years Ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Operating leases	$43,262	$3,979	$3,887	$3,737	$3,775	$3,326	$24,558
Vendor obligations (1)	27,881	5,138	5,108	5,098	4,179	4,179	4,179
Borrowings	571,100	100,000	200,000	212,000	9,100	50,000	—
Certificates of deposit	780,304	670,622	57,764	46,356	3,019	2,543	—
Total contractual obligation	$1,422,547	$779,739	$266,759	$267,191	$20,073	$60,048	$28,737

(1) Amounts are for data processing services and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $30.9 million the year ended December 31, 2024. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $2.0 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $12.9 million the year ended December 31, 2024. The Company is obligated to pay dividend on its preferred shares at an annual rate of either 2.0%, 1.25% or 0.5%. For the year ended December 31, 2024, the Company paid dividends on its preferred shares at a rate of 0.5%, or $0.6 million.

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

To the Shareholders, Board of Directors, and Audit Committee

Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an unqualified opinion thereon.

We also have audited the adjustments to the Company’s 2023 and 2022 consolidated financial statements to retrospectively apply the change in accounting for the adoption of ASU 2023-07, Segment Reporting (Topic 280)) – Improvements to Reportable Segment Disclosures described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 or 2022 consolidated financial statements of the Company other than with respect to the adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 or 2022 consolidated financial statements as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements the Company’s allowance for credit losses on loans (“ACL”) was $22.5 million as of December 31, 2024. The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date and is based on management’s ongoing review of all relevant information, from internal and external sources, related to past events, current conditions and reasonable forecast. Historical credit loss experience provides the basis for calculation of probability of default, loss given default, exposure at default and the estimation of expected credit losses. Adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

We identified the ACL on loans as a critical audit matter. The principal considerations for our determination of the ACL on loans as a critical audit matter includes the subjectivity and judgment in management’s determination of the estimate assumptions, specifically the determination of the qualitative factor adjustments to reflect current trends and conditions not captured within the quantitative models. This required a higher degree of judgment and subjectivity in applying audit procedures due to the higher degree of the nature and extent of audit effort needed to address the matter.

How the Critical Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding of the Company’s model and process for determining the ACL, and evaluated the design and implementation and tested operating effectiveness of controls relating to the ACL, including:
o
Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
o
Controls over management’s review and approval of the ACL, including management’s determination of qualitative factor adjustments applied within the qualitative framework to address risks not already incorporated within the model.
•
We evaluated management’s determination of qualitative adjustments, including comparing key factors to independent sources:
o
Evaluated and tested the data and inputs utilized within the ACL calculation for completeness and accuracy including mathematical accuracy of the calculation.
o
Evaluated the appropriateness and reasonableness of the qualitative factor adjustment framework, including management’s judgment as to the relevant assessed risks that impacted the qualitative adjustments.
o
Evaluated the reasonableness of assumptions related to the qualitative adjustments by analyzing relevant trends in credit quality and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ponce Financial Group, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Ponce Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024, and for the year ended December 31, 2024, and our report dated March 13, 2025, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Forvis Mazars, LLP

New York, New York

March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of

Directors of Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Forvis Mazars, LLP.

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

We have served as the Company’s auditor from 2013 to 2024.

/s/ Mazars USA LLP

New York, New York

PCAOB ID 339

March 19, 2024

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

(Dollars in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents:
Cash	$35,478	$28,930
Interest-bearing deposits	104,361	110,260
Total cash and cash equivalents	139,839	139,190
Available-for-sale securities, at fair value (Note 3)	104,970	119,902
Held-to-maturity securities, net of allowance for credit losses of $216 and $398 at December 31, 2024 and 2023, respectively; at amortized cost (fair value 2024 $355,294; 2023 $450,042) (Note 3)	367,938	461,748
Placements with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	10,736	9,980
Loans receivable, net of allowance for credit losses - 2024 $22,502; 2023 $26,154 (Note 5)	2,286,599	1,895,886
Accrued interest receivable	17,771	18,010
Premises and equipment, net (Note 6)	16,794	16,053
Right of use assets (Note 7)	29,093	31,272
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	29,182	19,377
Deferred tax assets (Note 11)	12,074	14,332
Other assets	24,693	24,723
Total assets	$3,039,938	$2,750,722
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8)	$1,884,864	$1,507,620
Operating lease liabilities	30,696	32,684
Accrued interest payable	3,712	11,965
Advance payments by borrowers for taxes and insurance	10,349	10,778
Borrowings (Note 9)	596,100	684,421
Other liabilities	8,717	11,859
Total liabilities	2,534,438	2,259,327
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of December 31, 2024 and 2023	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both December 31, 2024 and 2023; 23,961,214 and 23,785,520 shares outstanding as of December 31, 2024 and 2023, respectively	249	249
Treasury stock, at cost; 925,497 and 1,101,191 shares as of December 31, 2024 and 2023, respectively (Note 12)	(7,707)	(9,747)
Additional paid-in-capital	207,319	207,106
Retained earnings	107,754	97,420
Accumulated other comprehensive loss (Note 17)	(15,297)	(15,649)
Unearned Employee Stock Ownership Plan (ESOP); 1,301,988 and 1,435,732 shares as of December 31, 2024 and 2023, respectively (Note 12)	(11,818)	(12,984)
Total stockholders' equity	505,500	491,395
Total liabilities and stockholders' equity	$3,039,938	$2,750,722

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Interest and dividend income:
Interest on loans receivable	$130,512	$95,805	$69,865
Interest on deposits due from banks	8,666	4,973	713
Interest and dividend on securities and FHLBNY stock	23,459	25,089	12,174
Total interest and dividend income	162,637	125,867	82,752
Interest expense:
Interest on certificates of deposit	27,768	16,571	4,148
Interest on other deposits	30,924	18,570	5,802
Interest on borrowings	27,465	25,460	6,199
Total interest expense	86,157	60,601	16,149
Net interest income	76,480	65,266	66,603
Provision for credit losses (Note 3) (Note 5)	1,334	973	24,046
Net interest income after provision for credit losses	75,146	64,293	42,557
Non-interest income:
Service charges and fees	1,973	1,986	1,830
Brokerage commissions	61	80	1,020
Late and prepayment charges	1,180	2,365	623
Income on sale of mortgage loans	1,048	598	741
Income on sale of SBA loans	148	—	—
Loan origination	—	—	1,286
Grant income	—	4,156	—
Loss on sale of premises and equipment	—	—	(436)
Other	2,803	1,038	1,355
Total non-interest income	7,213	10,223	6,419
Non-interest expense:
Compensation and benefits	30,910	30,699	27,914
Occupancy and equipment	14,880	14,568	13,968
Data processing expenses	4,382	5,083	3,779
Direct loan expenses	2,555	1,623	2,487
(Benefit) provision for contingencies	(783)	2,311	126
Insurance and surety bond premiums	1,101	1,018	870
Office supplies, telephone and postage	998	1,483	1,555
Professional fees	6,146	7,092	5,904
Contribution to the Ponce De Leon Foundation	—	—	4,995
Microloans (recoveries) and write-off (Note 5)	(201)	(1,481)	17,940
Marketing and promotional expenses	714	825	593
Federal deposit insurance and regulatory assessments (1)	1,627	1,472	704
Other operating expenses (1)	4,345	3,970	4,987
Total non-interest expense	66,674	68,663	85,822
Income (loss) before income taxes	15,685	5,853	(36,846)
Provision (benefit) for income taxes (Note 11)	4,713	2,501	(6,845)
Net income (loss)	$10,972	$3,352	$(30,001)
Dividends on preferred shares	638	—	—
Net income available to common stockholders	$10,334	$3,352	$(30,001)
Earnings (loss) per share: (Note 13)
Basic	$0.46	$0.15	$(1.32)
Diluted	$0.46	$0.15	$(1.32)
Weighted average shares outstanding: (Note 13)
Basic	22,434,654	22,745,317	22,690,943
Diluted	22,551,715	22,822,313	22,690,943

(1) For the years ended December 31, 2023 and 2022, $1.2 million and $0.4 million, respectively, of federal deposit insurance were reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.4 million were reclassified from federal deposit insurance and regulatory assessments to other operating expenses for both periods.

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022

Net income (loss)	$10,972	$3,352	$(30,001)
Net change in unrealized gains (losses) on securities:
Unrealized gain (losses)	441	2,758	(20,781)
Income (tax) benefit effect	(89)	(547)	4,377
Total other comprehensive income (loss), net of tax	352	2,211	(16,404)
Total comprehensive income (loss)	11,324	5,563	(46,405)
Less: Dividends on preferred shares	638	—	—
Total comprehensive income (loss) available to common stockholders	$10,686	$5,563	$(46,405)

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except share data)

									Unearned
								Accumulated	Employee
					Treasury	Additional		Other	Stock
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2021	—	$—	17,425,987	$185	$(13,687)	$85,601	$122,956	$(1,456)	$(4,343)	$189,256
Net loss	—	—	—	—	—	—	(30,001)	—	—	(30,001)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(16,404)	—	(16,404)
Second-step conversion and reorganization:
Conversion and reorganization of PDL Community Bancorp	—	—	5,788,972	58	—	117,952	—	—	—	118,010
Retirement of treasury stock	—	—	—	(11)	13,687	(13,676)	—	—	—	—
Purchase of shares by the Employee Stock Ownership Plan (ESOP")	—	—	1,097,353	11	—	10,963	—	—	(10,974)	—
Issuance of shares to the Ponce De Leon Foundation	—	—	399,522	4	—	3,991	—	—	—	3,995
Issuance of preferred shares	225,000	225,000	—	—	—	—	—	—	—	225,000
Release of restricted stock units	—	—	149,495	2	—	(1)	—	—	—	1
Treasury stock	—	—	(1,976)	—	(2)	2	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	109	—	—	1,167	1,276
Share-based compensation	—	—	—	—	—	1,567	—	—	—	1,567
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	3,352	—	—	3,352
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,211	—	2,211
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Repurchases of common stock	—	—	(1,235,000)	—	(11,009)	—	—	—	—	(11,009)
Release of restricted stock units	—	—	161,167	—	1,264	(1,264)	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	(24)	—	—	1,166	1,142
Share-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	10,972	—	—	10,972
Preferred stock dividend	—	—	—	—	—	—	(638)	—	—	(638)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	352	—	352
Release of restricted stock units	—	—	175,694	—	2,123	(2,123)	—	—	—	—
Federal taxes related to common stock purchased in 2023	—	—	—	—	(83)	—	—	—	—	(83)
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	262	—	—	1,166	1,428
Share-based compensation	—	—	—	—	—	2,074	—	—	—	2,074
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$10,972	$3,352	$(30,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(121)	(118)	342
Gain on sale of loans	(1,201)	(558)	(184)
Loss on sale of real property	—	—	436
Gain on derivatives	—	—	(22)
Microloans (recoveries) write-off	(201)	(1,481)	17,940
Provision for credit losses	1,334	973	24,046
Depreciation and amortization	4,737	4,526	4,266
ESOP compensation expense	1,474	1,142	1,372
Share-based compensation expense	2,074	1,886	1,567
Deferred income taxes (benefit)	2,169	1,258	(7,939)
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, at fair value	292	(7,403)	13,857
Decrease (increase) in accrued interest receivable	239	(2,961)	(2,687)
Decrease (increase) in other assets	30	(10,735)	(11,774)
(Decrease) increase in accrued interest payable	(8,253)	10,575	1,162
Decrease in operating lease liabilities	(2,565)	(2,421)	(2,149)
(Decrease) increase in advance payments by borrowers	(429)	1,054	2,067
Net (decrease) increase in other liabilities	(3,339)	7,404	(2,500)
Net cash provided by operating activities	7,212	6,493	9,799
Cash Flows From Investing Activities:
Net (purchase) redemption of FHLBNY Stock	(9,791)	5,273	(18,660)
Purchases of available-for-sale securities	—	—	(58,383)
Purchases of held-to-maturity securities	—	—	(528,929)
Proceeds from maturities, calls and principal repayments on securities	109,486	60,954	40,318
Placements with banks	—	1,245	996
Proceeds from sales of loans	2,569	2,779	9,665
Net increase in loans	(388,488)	(402,748)	(221,576)
Purchase of loans	(5,956)	—	—
Purchases of premises and equipment	(2,718)	(411)	(492)
Net cash used in investing activities	(294,898)	(332,908)	(777,061)
Cash Flows From Financing Activities:
Net increase in deposits	377,244	255,208	47,696
Common stock issued from vesting of restricted stock units	—	—	2
Proceeds from issuance of preferred stock	—	—	225,000
Repurchase of treasury stock	—	(11,009)	—
Contribution to the Ponce De Leon Foundation	—	—	(1,000)
Dividends paid on preferred stock	(588)	—	—
Net (repayments) proceeds from borrowings	(88,321)	167,046	411,120
Net advances on warehouse lines of credit	—	—	(15,090)
Net cash provided by financing activities	288,335	411,245	667,728
Net increase (decrease) in cash and cash equivalents	649	84,830	(99,534)
Cash and Cash Equivalents, including restricted cash:
Beginning	139,190	54,360	153,894
Ending	$139,839	$139,190	$54,360
Supplemental Disclosures:
Cash paid during the year:
Interest	$94,410	$50,026	$14,987
Income taxes	$2,184	$1,006	$173
Supplemental disclosure related to adoption of ASU 2016-02, detailed in Note 7:
ROU Assets	$—	$—	$35,870
Operating lease liabilities	—	—	36,681
Supplemental Disclosures of Noncash Investing Activities:
Loans receivable	824	4,100	—

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

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary Ponce Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Ponce De Leon Mortgage Corp. (“PDLMC”), which previously operated as a mortgage banking entity. The former operations and employees of PDLMC have since been transferred to the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company is a savings and loan holding company. The Company is subject to the regulation and examination by the Board of Governors of the Federal Reserve System. The Company’s business is conducted through the administrative office and 13 full-service banking and 5 mortgage loan offices. The banking offices are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (3) and Brooklyn (1), New York and Bergenfield (1), New Jersey. On June 1, 2024, the Company opened a representative office in Coral Gables, Florida. The Company’s primary market area currently consists of the New York City metropolitan area.

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

Risks and Uncertainties:

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2024, total interest expenses increased $25.6 million, or 42.2%, to $86.2 million when compared to $60.6 million for the year ended December 31, 2023.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Significant Group Concentrations of Credit Risk: Most of the Bank's activities are with customers located within New York City. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the ability of the Bank to sell originated loans in the secondary markets are susceptible to changes in the local market conditions. Note 3 discusses the types of securities in which the Bank invests. Notes 5 and 14 discuss the types of lending that the Bank engages in, and other concentrations.

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

Held-to maturity securities: Effective January 1, 2023, the Company adopted Accounting Standards Topic 326, "Financial Instruments - Credit Losses" which replaced the previously existing U.S. GAAP "incurred loss" approach to "expected credit losses" approach, which is referred as Current Expected Credit Losses ("CECL"). CECL modifies the accounting of impairment on held-for-sale debt securities by recognizing a credit loss through an ACL. The Company methodology to measure the ACL incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio level. The quantitative component includes the calculation of loss rates using an open pool method. The Company differentiates its loss-rate method for a pool of held-to-maturity corporate securities by looking to publicly available historical default and recovery statistics based on the attributes of issuer type, rating category and time to maturity. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and generally will require the Bank to make specific judgments. One of these specific judgments around how the Bank will make or obtain reasonable and supportable forecasts of expected credit losses. The Bank uses the Federal Open Market Committee to obtain various forecasts for unemployment rate, national gross domestic product and the National Consumer Price Index. The Bank has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. Under ASC 326-20-30-2 and 326-20-55-5, the Bank should aggregate financial assets on the basis of similar risk characteristics. Management selected a Call Code segmentation, as based on the Bank's call report. Management’s criteria for determining an appropriate segmentation (1) groups loans based on similar risk characteristics; (2) allows for mapping and utilization/application of publicly available external information (Call Report Filings); (3) allows for mapping and utilization/application of publicly available external information; (4) federal call code is granular enough to accommodate enough to accommodate a “like-kind” notion, yet broad enough to maintain statistical relevance and/or a meaningful number of loan observations within material segments and (5) federal call code designation is identifiable throughout historical data sets, which is critical component of segmentation selection.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Loans Held for Sale, at Fair Value: Loans held for sale, at fair value, include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. These loans are loans originated by the Bank and the Company intends to sell these loans on the secondary market. Loans held for sale are carried at fair value under the fair value option accounting guidance for financial assets and financial liabilities. The gains or losses for the changes in fair value of these loans are included in income on sale of loans on the consolidated statements of operations. Interest income on mortgage loans held for sale measured under the fair value option is calculated based on the principal amount of the loan and is included in interest loans receivable on the consolidated statements of operations. Note 4 contains details regarding mortgage loans held for sale at fair value.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Segment Reporting: Effective December 31, 2024, the Company adopted Accounting Standards Update ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment.

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

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. The recognition of changes in the fair value of a derivative instrument varies depending on the intended use of the derivative and the resulting designation. The Company accounts for hedges of customer loans as fair value hedges. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in non-interest expense in the Consolidated Statements of Operations. Any hedge ineffectiveness is also reflected in non-interest expense in the Consolidated Statements of Operations. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. All derivative instruments are reported at fair value netted with the respective hedged assets/liabilities in the Consolidated Statements of Financial Condition.

Reclassification of Prior Year Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reporting results of operations but did affect previously reported amounts in the Consolidated Statements of Operations. Refer to footnote (1) of the Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022 and Deposits (Note 8) for the Year Ended December 31, 2023 for details on the reclassification.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements Not Yet Adopted:

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)."The amendment to this update addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40)." The amendments improve the disclosures about a public business entity's expenses and address requests from investors for more detail information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly present expense captions (such as costs of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40)." The amendment in this update amends the effective date of Update 2024-03 to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted.

Note 2. Preferred Stock

On June 7, 2022 (the “Original Closing Date”), the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends will accrue or be due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates and/or to qualify for the purchase option under the Repurchase Agreement (as described below).

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company began paying dividends on its Preferred Stock in the amount of $0.6 million for the year ended December 31, 2024.

On December 20, 2024, the Company entered into an ECIP Securities Purchase Option Agreement (the “Repurchase Agreement”) with Treasury. Pursuant to the Repurchase Agreement, Treasury has granted the Company an option to purchase all of the Preferred Stock during the Option Period, which is the first fifteen years following the Original Closing Date. The purchase price for the Preferred Stock pursuant to the purchase option is determined based on a formula equal to the present value of the Preferred Stock, calculated as set forth in the Repurchase Agreement, together with any accrued and unpaid dividends thereon, as of the closing date. Subject to variations in interest rates and the equity risk premium, which are components included in the purchase price calculation, the Company presently expects that the purchase price will be at a substantial discount from the face value of the Preferred Stock.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The purchase option may not be exercised unless and until at least one of the Threshold Conditions under the Repurchase Agreement has been met. The Threshold Conditions are as follows: during the ten years that follow the Original Closing Date (the “ECIP Period”) either (1) over any sixteen consecutive quarters, an average of at least 60% of the Company’s Total Originations, as defined pursuant to the terms of the ECIP, qualifies as “Deep Impact Lending,” as defined pursuant to the terms of the ECIP (the “Deep Impact Condition”); (2) over any twenty-four consecutive quarters, an average of at least 85% of the Company’s Total Originations qualifies as “Qualified Lending,” as defined pursuant to the terms of the ECIP (the “Qualified Lending Condition”); or (3) the Preferred Stock has a dividend rate of no more than 0.5%, which dividend rate is calculated pursuant to the ECIP and the terms thereof, at each of six consecutive Reset Dates, as defined in the ECIP.

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported 9 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future.

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,994	$—	$(121)	$2,873
Corporate Bonds	21,762	10	(1,368)	20,404
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	34,526	—	(5,991)	28,535
FHLMC Certificates	9,028	—	(1,366)	7,662
FNMA Certificates	56,010	—	(10,602)	45,408
GNMA Certificates	88	—	—	88
Total available-for-sale securities	$124,408	$10	$(19,448)	$104,970

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(40)	$24,960
Corporate Bonds	32,500	12	(535)	31,977
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	186,634	—	(7,052)	179,582
FHLMC Certificates	3,229	—	(223)	3,006
FNMA Certificates	105,417	—	(5,114)	100,303
SBA Certificates	15,374	92	—	15,466
Allowance for Credit Losses	(216)	—	—	—
Total held-to-maturity securities	$367,938	$104	$(12,964)	$355,294

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

The Company’s securities portfolio had 39 and 40 available-for-sale securities and 31 and 33 held-to-maturity securities at December 31, 2024 and 2023, respectively. There were no available-for-sale and held-to-maturity securities sold during the years ended December 31, 2024 and 2023. There was one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured and/or were called during the year ended December 31, 2024. One held-to-maturity security in the amount of $10.0 million matured and/or was called during the year ended December 31, 2023. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the years ended December 31, 2024 and 2023.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023:

	December 31, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,873	$(121)	$2,873	$(121)
Corporate Bonds	—	—	15,394	(1,368)	15,394	(1,368)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	28,535	(5,991)	28,535	(5,991)
FHLMC Certificates	—	—	7,662	(1,366)	7,662	(1,366)
FNMA Certificates	—	—	45,407	(10,602)	45,407	(10,602)
Total available-for-sale securities	$—	$—	$99,871	$(19,448)	$99,871	$(19,448)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,960	$(40)	$24,960	$(40)
Corporate Bonds	—	—	29,965	(535)	29,965	(535)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,112	(1,728)	98,470	(5,324)	179,582	(7,052)
FHLMC Certificates	—	—	3,006	(223)	3,006	(223)
FNMA Certificates	4,691	(69)	95,612	(5,045)	100,303	(5,114)
Total held-to-maturity securities	$85,803	$(1,797)	$252,013	$(11,167)	$337,816	$(12,964)

	December 31, 2023
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,784	$(206)	$2,784	$(206)
Corporate Bonds	—	—	23,668	(2,122)	23,668	(2,122)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	33,148	(6,227)	33,148	(6,227)
FHLMC Certificates	—	—	8,681	(1,482)	8,681	(1,482)
FNMA Certificates	—	—	51,517	(9,842)	51,517	(9,842)
Total available-for-sale securities	$—	$—	$119,798	$(19,879)	$119,798	$(19,879)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,819	$(181)	$24,819	$(181)
Corporate Bonds	3,288	(212)	76,521	(2,479)	79,809	(2,691)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,875	(725)	112,339	(4,445)	194,214	(5,170)
FHLMC Certificates	—	—	3,653	(244)	3,653	(244)
FNMA Certificates	—	—	114,856	(4,088)	114,856	(4,088)
Total held-to-maturity securities	$85,163	$(937)	$332,188	$(11,437)	$417,351	$(12,374)

At December 31, 2024 and 2023, the Company had 37 and 40 available-for-sale securities and 27 and 31 held-to-maturity securities with gross unrealized loss positions, respectively. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2024 and 2023. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

loss position as of December 31, 2024 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at December 31, 2024 and 2023. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,994	2,873
More than five years through ten years	—	—
	2,994	2,873
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,000	1,320
More than five years through ten years	19,762	19,084
	21,762	20,404
Mortgage-Backed Securities	99,652	81,693
Total available-for-sale securities	$124,408	$104,970
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,960
More than one year through five years	—	—
More than five years through ten years	—	—
	25,000	24,960
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	10,000	9,926
More than one year through five years	15,000	14,923
More than five years through ten years	7,500	7,128
	32,500	31,977
Mortgage-Backed Securities	310,654	298,357
Allowance for Credit Losses	(216)	—
Total held-to-maturity securities	$367,938	$355,294

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2023
	Amortized	Fair
	Cost	Value
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

At December 31, 2024, no securities were pledged as collateral for borrowing activities. At December 31, 2023, 26 available-for-sale securities with a fair value totaling $93.3 million and 17 held-to-maturity securities with an amortized cost totaling $193.3 million were pledged at the FRBNY as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

	December 31,
	2024	2023
	(in thousands)
Beginning balance	$398	$—
Impact on CECL adoption	—	662
Benefit for credit losses	(182)	(264)
Allowance for credit losses	$216	$398

At December 31, 2024 and 2023, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	December 31,
	2024	2023
	(in thousands)
Mortgage loans held for sale, at fair value	$10,736	$9,980
Mortgage loans held for sale, contractual principal outstanding	10,674	9,864
Fair value less unpaid principal balance	$62	$116

At December 31, 2024 and 2023, the Company had 17 loans and 19 loans in the amount of $10.7 million and $10.0 million, respectively, that were classified as mortgage loans held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At December 31, 2024 and 2023, there were $4.4 million each in mortgage loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$330,053	$343,689
Owner-Occupied	142,363	152,311
Multifamily residential	670,159	550,559
Nonresidential properties	389,898	342,343
Construction and land	733,660	503,925
Total mortgage loans	2,266,133	1,892,827
Nonmortgage loans:
Business loans	40,849	19,779
Consumer loans (1)	1,038	8,966
Total non-mortgage loans	41,887	28,745
Total loans, gross	2,308,020	1,921,572
Net deferred loan origination costs	1,081	468
Allowance for credit losses	(22,502)	(26,154)
Loans receivable, net	$2,286,599	$1,895,886

(1)
As of December 31, 2023, consumer loans include $8.0 million of microloans. As of December 31, 2024, these microloans were charged-off.

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

The following tables present credit risk ratings by loan segment as of December 31, 2024 and 2023:

	December 31, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$461,043	$650,526	$387,496	$720,422	$39,628	$1,035	$2,260,150
Special mention	5,507	8,270	2,402	3,180	1,221	—	20,580
Substandard	5,866	11,363	—	10,058	—	3	27,290
Total	$472,416	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2023
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$485,747	$546,471	$339,726	$497,266	$19,759	$8,966	$1,897,935
Special mention	2,150	1,109	2,527	—	—	—	5,786
Substandard	8,103	2,979	90	6,659	20	—	17,851
Total	$496,000	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

An aging analysis of loans, as of December 31, 2024 and 2023, is as follows:

	December 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$324,552	$2,275	$2,790	$436	$330,053	$436	$—
Owner-Occupied	137,926	1,670	909	1,858	142,363	1,858	—
Multifamily residential	652,267	5,119	2,502	10,271	670,159	10,271	—
Nonresidential properties	386,606	890	2,402	—	389,898	—	—
Construction and land	720,422	—	3,180	10,058	733,660	10,058	—
Nonmortgage loans:
Business	39,346	123	1,037	343	40,849	343	—
Consumer	1,035	—	3	—	1,038	—	—
Total	$2,262,154	$10,077	$12,823	$22,966	$2,308,020	$22,966	$—

	December 31, 2023
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$342,896	$—	$—	$793	$343,689	$793	$—
Owner-Occupied	150,181	—	—	2,130	152,311	2,130	—
Multifamily residential	546,471	1,109	—	2,979	550,559	2,979	—
Nonresidential properties	342,343	—	—	—	342,343	—	—
Construction and land	497,266	—	—	6,659	503,925	6,659	—
Nonmortgage loans:
Business	19,240	366	8	165	19,779	165	—
Consumer	7,423	536	1,007	—	8,966	—	—
Total	$1,905,820	$2,011	$1,015	$12,726	$1,921,572	$12,726	$—

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following schedules detail the composition of the ACL and the related recorded investment in loans as of December 31, 2024, 2023, and 2022, respectively.

	For the Year Ended December 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(267)	(228)	639	(472)	2,903	1,307	(2,366)	1,516
Charge-offs	—	—	—	(7)	—	(734)	(5,148)	(5,889)
Recoveries	—	—	—	—	—	9	712	721
Balance, end of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$343	$—	$343
Ending balance: collectively evaluated for impairment	4,148	1,784	5,004	2,697	7,710	770	46	22,159
Total	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Loans:
Ending balance: individually evaluated for impairment	$436	$1,858	$10,271	$—	$10,058	$343	$—	$22,966
Ending balance: collectively evaluated for impairment	329,617	140,505	659,888	389,898	723,602	40,506	1,038	2,285,054
Total	$330,053	$142,363	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of period	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
(Benefit) provision charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL Adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846
Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2022
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$3,540	$1,178	$5,684	$2,165	$2,024	$306	$1,455	$16,352
Provision (benefit) charged to expense	167	506	2,337	559	659	(280)	20,098	24,046
Charge-offs	—	—	—	—	—	—	(6,660)	(6,660)
Recoveries	156	39	—	—	—	94	565	854
Balance, end of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Ending balance: individually evaluated for impairment	$63	$96	$—	$37	$—	$—	$—	$196
Ending balance: collectively evaluated for impairment	3,800	1,627	8,021	2,687	2,683	120	15,458	34,396
Total	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Loans:
Ending balance: individually evaluated for impairment	$5,269	$4,315	$—	$801	$7,567	$—	$—	$17,952
Ending balance: collectively evaluated for impairment	338,699	130,563	494,667	307,242	177,451	39,965	19,129	1,507,716
Total	$343,968	$134,878	$494,667	$308,043	$185,018	$39,965	$19,129	$1,525,668

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

The following information relates to impaired loans as of and for the years ended December 31, 2024, 2023, and 2022:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,280	$2,294	$—	$2,294	$—	$2,420	$22
Multifamily residential	10,032	10,271	—	10,271	—	5,557	223
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	10,058	10,058	—	10,058	—	6,501	1,335
Nonmortgage loans:
Business	343	—	343	343	343	246	3
Consumer	—	—	—	—	—	—	—
Total	$22,713	$22,623	$343	$22,966	$343	$15,041	$1,583

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$9,986	$7,827	$1,757	$9,584	$159	$11,072	$307
Multifamily residential	—	—	—	—	—	630	—
Nonresidential properties	843	457	344	801	37	1,930	30
Construction and land	7,567	7,567	—	7,567	—	6,408	—
Nonmortgage loans:
Business	—	—	—	—	—	3	—
Consumer	—	—	—	—	—	—	—
Total	$18,396	$15,851	$2,101	$17,952	$196	$20,043	$337

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or any other than insignificant payment delay. At December 31, 2024, there was one loan in the amount of $0.2 million that was modified to a borrower experiencing financial difficulty. At December 31, 2023, there were no loans with modifications to borrowers experiencing financial difficulty.

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as TDR loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 as of January 1, 2023, the Company has ceased to recognize or measure for new TDRs but those existing at December 31, 2022 will remain until settled.

At December 31, 2024 and 2023, there were 18 and 21 TDR loans totaling $5.4 million and $5.9 million of which $4.7 million and $5.2 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

Write-off and write-down of Microloans

In 2020, the Company entered into a business arrangement with the FinTech startup company Grain Technologies, Inc. ("Grain"). Grain’s product is a mobile application geared to the underbanked, minorities and new generations entering the financial services market. In employing this mobile application, the Bank uses non-traditional underwriting methodologies to provide revolving credit to borrowers who otherwise may gravitate to using alternative non-bank lenders. Under the terms of its former agreement with Grain, the Bank was the lender for Grain-originated microloans with credit lines currently up to $1,500 and, where applicable, the depository for related security deposits. Grain originated and serviced these microloans and is responsible for maintaining compliance with the Bank's origination and servicing standards, as well as applicable regulatory and legal requirements. If a microloan was found to be fraudulent, became 90 days delinquent upon 90 days of origination or defaulted due to a failure of Grain to properly service the microloan, the Bank’s applicable standards for origination or servicing were deemed to have not been complied with and the microloan was put back to Grain, who then became responsible for the microloan and any related losses. The microloans put back to Grain were accounted for

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

as an “other asset,” specifically referred to herein as the “Grain Receivable.” The Company discontinued originating new loans with Grain after May 31, 2022.

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

At December 31, 2024, the Bank charged-off its microloans that were previously outstanding. From inception of the microloan arrangement through December 31, 2024, 45,322 microloans amounting to $23.9 million have been deemed to be fraudulent and put back to Grain. The Company has written-down a total of $15.3 million, net of recoveries, of the Grain Receivable and received $6.8 million in cash. The Bank also opted to use the $1.8 million grant it received from the U.S. Treasury Department’s Rapid Response Program to defray the Grain Receivable. Additionally, the Company wrote-off its equity investment in Grain of $1.0 million during the year ended December 31, 2022. As of December 31, 2024, the Company has no remaining microloan exposure. The $0.2 million and $1.5 million of recoveries for the years ended December 31, 2024 and 2023, respectively, and $17.9 million write-off for the year ended December 31, 2022 related to microloans are included in non-interest expense in the accompanying Consolidated Statements of Operations.

Total Microloans Exposure as of December 31, 2024
(in thousands)
Microloans Receivable from Grain
Microloans originated - put back (inception-to-December 31, 2024)	$23,903
Write-downs, net of recoveries (year to date as of December 31, 2024)	(15,258)
Cash receipts (inception-to-December 31, 2024)	(6,819)
Grant/reserve (inception-to-December 31, 2024)	(1,826)
Net receivable as of December 31, 2024	$—
Microloans Receivables from Borrowers
Microloans receivable as of December 31, 2024	$—
Allowance for credit losses as of December 31, 2024	—
Microloans, net of allowance for credit losses as of December 31, 2024	$—
Investments
Investment in Grain	$1,000
Investment in Grain write-off third quarter of 2022	(1,000)
Net investment as of December 31, 2024	$—
Total exposure related to microloans as of December 31, 2024 (1)	$—

(1) At December 31, 2024, the Company had no remaining exposure to microloan borrowers. These loans were charged-off.

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

At December 31, 2024 and 2023, the allowance for off-balance sheet credit losses was $2.8 million and $3.6 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the years ended December 31, 2024 and 2023, the Company had $0.8 million in benefit for credit losses and $2.3 million in provision for credit losses, respectively, for off-balance-sheet items, which are included in "(Benefit) provision for contingencies" on the Consolidated Statements of Operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	December 31,
	2024	2023
	(in thousands)
Allowance for credit losses on unfunded commitment at beginning of period	$3,613	$354
Impact on CECL adoption	—	948
(Benefit) provision for credit losses	(783)	2,311
Allowance for credit losses on unfunded commitment at end of period	$2,830	$3,613

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	16,553	15,982
Furniture, fixtures and equipment	10,021	8,611
	32,223	30,242
Less: accumulated depreciation and amortization	(15,429)	(14,189)
Total premises and equipment	$16,794	$16,053

Depreciation and amortization expense amounted to $2.0 million and $1.8 million, respectively, for the years ended December 31, 2024 and 2023 and are included in occupancy and equipment in the accompanying consolidated statements of operations.

Note 7. Leases

The Company has 17 operating leases for branches (including headquarters) and office spaces and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.1 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2040.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Operating lease ROU assets	$29,093	$31,272
Operating lease liabilities	30,696	32,684
Weighted-average remaining lease term-operating leases	12.0 years	12.6 years
Weighted average discount rate-operating leases	5.1%	4.9%

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The components of lease expense and cash flow information related to leases were as follows:

		For the Years Ended December 31,
		2024	2023	2022
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$4,111	$4,150	$4,416
Operating lease cost	Other operating expenses	26	20	7
Short-term lease cost	Other operating expenses	23	19	11
Variable lease cost	Occupancy and equipment	160	126	155
Total lease cost		$4,320	$4,315	$4,589

The Company’s minimum annual rental payments under the terms of the leases are as follows at December 31, 2024:

Minimum Rental
Years ended December 31:	(in thousands)
2025	$3,979
2026	3,887
2027	3,737
2028	3,775
2029	3,326
Thereafter	24,558
Total Minimum payments required	43,262
Less: implied interest	12,566
Present value of lease liabilities	$30,696

Lease Commitments: As of December 31, 2024, there are noncancelable operating leases for office space that expire on various dates through 2040. Certain of these leases contain escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 8. Deposits

Deposits at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(in thousands)
Demand (1)	$169,178	$185,151
Interest-bearing deposits:
NOW/IOLA accounts (1)	62,616	77,909
Money market accounts	636,219	432,735
Reciprocal deposits	130,677	96,860
Savings accounts	105,870	114,139
Total NOW, money market, reciprocal and savings	935,382	721,643
Certificates of deposit of $250K or more (2)	204,293	167,530
Brokered certificates of deposits (3)	94,531	98,729
Listing service deposits (3)	7,376	14,433
Certificates of deposit less than $250K (2)	474,104	320,134
Total certificates of deposit	780,304	600,826
Total interest-bearing deposits	1,715,686	1,322,469
Total deposits	$1,884,864	$1,507,620

(1)
As of December 31, 2023, $58.2 million was reclassified from demand to NOW/IOLA accounts.
(2)
As of December 31, 2023, $35.4 million were reclassified from all other certificates of deposit less than $250K to certificates of deposit of $250K or more.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(3)
As of December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. As of December 31, 2023, there were $0.3 million in individual listing service deposits amounting to $250,000 or more. All brokered certificates of deposit individually amounted to less than $250,000.

At December 31, 2024, scheduled maturities of certificates of deposit were as follows:

December 31,
(in thousands)
2025	$670,622
2026	57,764
2027	46,356
2028	3,019
2029	2,543
Thereafter	—
$780,304

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million both as of December 31, 2024 and 2023.

Note 9. Borrowings

The Bank had outstanding advances from the FHLBNY at December 31, 2024 and the FHLBNY and the FRBNY at December 31, 2023 as indicated below.

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $571.1 million and $380.4 million of outstanding advances from the FHLBNY at December 31, 2024 and December 31, 2023, respectively. The Bank had $25.0 million in overnight line of credit advance from the FHLBNY at December 31, 2024 and no overnight line of credit advance from the FHLBNY at December 31, 2023.

FRBNY Advances: The Bank also had no term advances outstanding from the FRBNY at December 31, 2024. The Bank had $304.0 million of outstanding term advances from the FRBNY at December 31, 2023.

Borrowed funds at December 31, 2024 and 2023 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2024			2023
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY line of credit advance	$25,000	$25,000	4.69%	$—	$—	—%

FHLBNY and FRBNY Term advances ending:
2024	—	—	—	363,321	363,321	4.55
2025	100,000	100,000	4.48	50,000	50,000	4.41
2026	200,000	200,000	4.25	—	—	—
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
2029	50,000	50,000	3.35	—	—	—
Thereafter	—	—	—	50,000	50,000	3.35
	$596,100	$596,100	3.94%	$684,421	$684,421	4.10%

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Interest expense on advances totaled $27.5 million, $25.5 million and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Interest Rate Swaps

The Bank is a party to two interest rate swap transactions designated as fair value hedges. One interest rate swap is for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank will pay a fixed rate of interest of 4.885% and receive the Secured Overnight Financing Rate ("SOFR") rate. The other interest rate swap is for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank will pay a fixed rate of interest of 4.62% and receive the SOFR rate. See Note 20 ("Subsequent Event") of the Notes to the Consolidated Financial Statements.

The table presents the notional amount and fair value of derivatives designated as hedging instruments, as well as their location on the Consolidated Statements of Financial Condition.

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2024
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$2,005	$2,005
Total Derivatives	$250,000	$2,005	$2,005

		Fair Value
	Notional	Loans Receivable	Other Liabilities
	(in thousands)
As of December 31, 2023
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	$250,000	$4,435	$4,435
Total Derivatives	$250,000	$4,435	$4,435

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 11. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Federal:
Current	$748	$105	$—
Deferred	2,410	773	(6,064)
	3,158	878	(6,064)
State and local:
Current	1,482	1,452	1,094
Deferred	276	696	(7,467)
	1,758	2,148	(6,373)
Valuation allowance	(203)	(525)	5,592
Provision (benefit) for income taxes	$4,713	$2,501	$(6,845)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 to income before income taxes as a result of the following:

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Income tax, at federal rate	$3,294	$1,229	$(7,738)
State and local tax, net of federal benefit	1,389	1,697	(5,035)
Valuation allowance, net of federal benefit	(203)	(525)	5,592
Other	233	100	336
Provision (benefit) for income taxes	$4,713	$2,501	$(6,845)

Management maintains a valuation allowance against its net New York State and New York City deferred tax as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the years ended December 31, 2024 and 2023, the valuation allowance decreased by $0.2 million and decreased by $0.5 million, respectively. In 2022, the Company generated large net operating losses in New York State and New York City which increased the 2022 valuation allowance.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) to forward tax years indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2024, the Company has fully utilized the federal NOL carryforward.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Furthermore, there are post-2015 carryforwards available of $66.5 million for New York State purposes and $32.8 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2024, the Bank has fully utilized the New Jersey NOL carryforward.

At December 31, 2024 and 2023, the Company had no unrecognized tax benefits recorded. The Company does not expect that the total amount of unrecognized tax benefits will significantly increase in the next twelve months.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax and New York City income tax. The Company is no longer subject to examination by taxing authorities for years before 2021.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	At December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$6,942	$8,118
Interest on nonaccrual loans	1,265	734
Unrealized loss on available-for-sale securities	4,141	4,230
Amortization of intangible assets	46	13
Operating lease liabilities	9,470	10,145
Net operating losses	6,656	8,131
Charitable contribution carryforward	1,476	1,751
Compensation and benefits	844	647
Other	1,627	1,748
Total gross deferred tax assets	32,467	35,517
Deferred tax liabilities:
Depreciation of premises and equipment	724	863
Right of use assets	8,975	9,707
Deferred loan fees	337	145
Other	139	49
Total gross deferred tax liabilities	10,175	10,764
Valuation allowance	10,218	10,421
Net deferred tax assets	$12,074	$14,332

The deferred tax expense (benefit) has been allocated between operations and equity as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Equity	$89	$547	$(4,378)
Operations	2,483	944	(7,939)
	$2,572	$1,491	$(12,317)

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

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2024, the salary deferral contribution limit was $23,000; provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) for a total of $30,500. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year.

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

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 13). As of December 31, 2024, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $11.8 million.

A summary of the ESOP shares as of December 31, 2024 and 2023 are as follows:

	2024	2023
	(Dollars in thousands)
Shares committed-to-be released	133,744	133,744
Shares allocated to participants	511,935	437,880
Unallocated shares	1,301,988	1,435,732
Total	1,947,667	2,007,356
Fair value of unallocated shares	$16,926	$14,013

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $1.5 million, $1.2 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of two key executive officers. The SERP expenses recognized for the years ended December 31, 2024, 2023 and 2022 were $0.1 million each for the one key executive officer.

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

Under the 2018 Incentive Plan, the Company made grants equal to 674,645 shares on December 4, 2018 which include 119,176 incentive options to executive officers, 44,590 non-qualified options to outside directors, 322,254 restricted stock units to executive officers, 40,000 restricted stock units to non-executive officers and 148,625 restricted stock units to outside directors. During the year ended December 31, 2020, the Company awarded 40,000 incentive options and 15,000 restricted stock units to non-executive officers under the 2018 Incentive Plan. Awards to directors generally vest 20% annually beginning with the first anniversary of the date of grant. Awards to a director with fewer than five years of service at the time of grant vest over a longer period and will not become fully vested until the director has completed ten years of service. Awards to the executive officer who is not a director vest 20% annually beginning on December 4, 2020. On April 1, 2022, the Company awarded 23,718 incentive options to an executive officer, 30,659 incentive options to non-executive officers and 13,952 non-qualified options to an outside director. In addition, on April 1, 2022 the Company awarded 40,460 restricted stock units to executive officers and 23,255 restricted stock units to outside directors. As of December 31, 2024 and 2023, the maximum number of stock options and SARs remaining to be awarded under the Incentive Plan was 46,739 and 4,883, respectively, after the conversion from PDL Community Bancorp common stock to Ponce Financial Group, Inc. common stock.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2024 and 2023, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the Incentive Plan was 697 shares for both periods.

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

Under the 2023 Incentive Plan, the Company made grants equal to 1,102,464 shares on December 7, 2023 which include 302,500 premium incentive options to executive officers, 90,000 non-qualified premium options to outside directors, 47,500 non-premium incentive options to non-executive officers, 488,784 restricted stock units to executive officers, 2,500 restricted stock units to non-executive officers and 171,180 restricted stock units to outside directors. A total of 670,176 options were converted to restricted stock units. As of December 31, 2024, the maximum number of stock options and SARs remaining to be awarded under the 2023 Incentive Plan were 90,092 premium incentive options and 173,923 non-premium incentive options. As of December 31, 2024, the maximum number of shares of common stock that may be issued as restricted stock or restricted stock units remaining to be awarded under the 2023 Incentive Plan was 112,105 shares.

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	745,873	$9.52
Granted	—	—
Vested	(176,883)	9.50
Forfeited	(2,500)	9.50
Non-vested at December 31	566,490	$9.53

	December 31, 2023
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	245,840	$9.40
Granted	662,464	9.50
Vested	(161,734)	9.27
Forfeited	(697)	9.15
Non-vested at December 31	745,873	$9.52

Compensation expense related to restricted stock units for the years ended December 31, 2024, 2023 and 2022 was $1.6 million, $1.6 million and $1.4 million, respectively. As of December 31, 2024, the total remaining unrecognized compensation cost related to restricted stock units was $5.1 million, which is expected to be recognized over the next 16 quarters.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

A summary of the Company’s stock options awards activity and related information for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	792,621	$9.90
Granted	—	—
Exercised	—	—
Forfeited	(44,356)	9.24
Outstanding at December 31	748,265	$9.94
Exercisable at December 31 (1)	343,848	$9.21

	December 31, 2023
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	352,621	$8.97
Granted	440,000	10.65
Exercised	—	—
Forfeited	—	—
Outstanding at December 31 (1)	792,621	$9.90
Exercisable at December 31 (1)	261,648	$8.88

(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $2.3 million for outstanding options and $1.3 million for exercisable options at December 31, 2024 and $0 for outstanding options and $0.2 million for exercisable options at December 31, 2023.

The weighted-average exercise price for outstanding options as of December 31, 2024 was $9.94 per share and the weighted-average remaining contractual life is 7.4 years. The weighted-average period over which it is expected to be recognized is 4.2 years. There were 343,848 and 261,648 shares exercisable as of December 31, 2024 and 2023. Total compensation costs related to stock options recognized was $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total remaining unrecognized compensation cost related to unvested stock options was $1.5 million, which is expected to be recognized over the next 16 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2024 (1)	2023
Dividend yield	N/A	0.00%
Expected life	N/A	5.5-7.5 years
Expected volatility	N/A	37.19%
Risk-free interest rate	N/A	4.71%
Weighted average grant date fair value	N/A	$4.04

(1) For the year ended December 31, 2024, no new options were granted.

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

Treasury Stock:

As of December 31, 2024 and 2023, 925,497 shares and 1,101,191 shares, respectively, were held as treasury stock as a result of restricted stock units vested during 2024 and share buy-backs and restricted stock units vested during 2023, respectively.

Note 13. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands except share data)

Net income (loss) available to common stockholders	$10,334	$3,352	$(30,001)
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,819,684	24,263,952	24,246,912
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,385,030	1,518,635	1,555,969
Basic weighted average common shares outstanding	22,434,654	22,745,317	22,690,943
Basic earnings (loss) per common share	$0.46	$0.15	$(1.32)
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	117,061	76,996	—
Diluted weighted average common shares outstanding	22,551,715	22,822,313	22,690,943
Diluted earnings (loss) per common share	$0.46	$0.15	$(1.32)

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(in thousands)
Commitments to grant mortgage loans	$359,170	$529,768
Unfunded commitments under lines of credit	52,329	61,739
	$411,499	$591,507

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2024.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of December 31, 2024, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million for the year ended December 31, 2024 in EJF Silvergate Ventures Fund LP ("Silvergate"). As of December 31, 2024, the total unfunded commitment was $1.4 million.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale, at fair value, consists primarily of mortgage loans originated for sale by the Bank and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, investor commitments, or broker quotations, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at the lower of cost or fair value as determined by investor bid prices.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. As of December 31, 2024, the fair value carrying amount of mortgages held for sale under the fair value option was $10.7 million and the aggregate unpaid principal balance amounted to $9.9 million.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Off-Balance-Sheet Instruments: Fair values for off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Off-balance-sheet instruments are not recorded at fair value on a recurring basis.

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,873	$2,873	$—	$—
Corporate bonds	20,404	330	20,074	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	28,535	—	28,535	—
FHLMC Certificates	7,662		7,662
FNMA Certificates	45,408	—	45,408	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	10,736	—	10,736	—
Interest rate swap	2,005	—	2,005	—
	$117,711	$3,203	$114,508	$—

		December 31, 2023
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,784	$2,784	$—	$—
Corporate bonds	23,668	536	23,132	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	33,148	—	33,148	—
FHLMC Certificates	8,681	—	8,681	—
FNMA Certificates	51,517	—	51,517	—
GNMA Certificates	104	—	104	—
Mortgage Loans Held for Sale, at fair value	9,980	—	9,980	—
Interest rate swap	4,435	—	4,435	—
	$134,317	$3,320	$130,997	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$22,966	$—	$—	$22,966

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$12,726	$—	$—	$12,726

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2024 and 2023, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2024 and 2023, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$139,839	$139,839	$—	$—	$139,839
Available-for-sale securities, at fair value	104,970	3,203	101,767	—	104,970
Held-to-maturity securities, at amortized cost	367,938	—	355,294	—	355,294
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	10,736	—	10,736	—	10,736
Loans receivable, net	2,286,599	—	—	2,260,989	2,260,989
Accrued interest receivable	17,771	—	17,771	—	17,771
FHLBNY stock	29,182	29,182	—	—	29,182
Interest rate swap	2,005	—	2,005	—	2,005
Financial liabilities:
Deposits:
Demand deposits	169,178	169,178	—	—	169,178
Interest-bearing deposits	935,382	935,382	—	—	935,382
Certificates of deposit	780,304	—	778,603	—	778,603
Advance payments by borrowers for taxes and insurance	10,349	—	10,349	—	10,349
Borrowings	596,100	—	586,562	—	586,562
Interest rate swap	2,005	—	2,005	—	2,005
Accrued interest payable	3,712	—	3,712	—	3,712

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023
Financial assets:
Cash and cash equivalents	$139,190	$139,190	$—	$—	$139,190
Available-for-sale securities, at fair value	119,902	3,320	116,582	—	119,902
Held-to-maturity securities, at amortized cost	461,748	—	450,042	—	450,042
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	9,980	—	9,980	—	9,980
Loans receivable, net	1,895,886	—	—	1,844,507	1,844,507
Accrued interest receivable	18,010	—	18,010	—	18,010
FHLBNY stock	19,377	19,377	—	—	19,377
Interest rate swap	4,435	—	4,435	—	4,435
Financial liabilities:
Deposits:
Demand deposits (1)	185,151	185,151	—	—	185,151
Interest-bearing deposits (1)	721,643	721,643	—	—	721,643
Certificates of deposit	600,826	—	594,234	—	594,234
Advance payments by borrowers for taxes and insurance	10,778	—	10,778	—	10,778
Borrowings	684,421	—	674,155	—	674,155
Interest rate swap	4,435	—	4,435	—	4,435
Accrued interest payable	11,965	—	11,965	—	11,965

(1)
As of December 31, 2023, $58.2 million was reclassified from demand deposits to interest-bearing deposits.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at December 31, 2024 and 2023. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: There loan commitments on which the committed interest rate is less than the current market rate insignificant at December 31, 2024 and 2023.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of December 31, 2024 and 2023, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.5% and 15.3% at December 31, 2024 and 2023, respectively.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$546,128	22.98%	$190,147	8.00%	$237,684	10.00%
Tier 1 Capital to Risk-Weighted Assets	520,796	21.91%	142,611	6.00%	190,147	8.00%
Common Equity Tier 1 Capital Ratio	295,796	12.44%	106,958	4.50%	154,495	6.50%
Tier 1 Capital to Total Assets	520,796	17.70%	117,715	4.00%	147,144	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$507,632	21.47%	$189,137	8.00%	$236,421	10.00%
Tier 1 Capital to Risk-Weighted Assets	482,300	20.40%	141,853	6.00%	189,137	8.00%
Common Equity Tier 1 Capital Ratio	482,300	20.40%	106,390	4.50%	153,674	6.50%
Tier 1 Capital to Total Assets	482,300	15.81%	122,011	4.00%	152,514	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$533,513	25.06%	$170,302	8.00%	$212,878	10.00%
Tier 1 Capital to Risk-Weighted Assets	507,042	23.82%	127,727	6.00%	170,302	8.00%
Common Equity Tier 1 Capital Ratio	282,042	13.25%	95,795	4.50%	138,371	6.50%
Tier 1 Capital to Total Assets	507,042	19.71%	102,911	4.00%	128,639	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$492,622	23.30%	$169,153	8.00%	$211,441	10.00%
Tier 1 Capital to Risk-Weighted Assets	466,151	22.05%	126,865	6.00%	169,153	8.00%
Common Equity Tier 1 Capital Ratio	466,151	22.05%	95,149	4.50%	137,437	6.50%
Tier 1 Capital to Total Assets	466,151	17.49%	106,591	4.00%	133,239	5.00%

Note 17. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2024
	December 31, 2023	Change	December 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$352	$(15,297)
Total	$(15,649)	$352	$(15,297)

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2023
	December 31, 2022	Change	December 31, 2023
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(17,860)	$2,211	$(15,649)
Total	$(17,860)	$2,211	$(15,649)

Note 18. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$8,810	$8,318	$5,631
Originations	1,880	1,725	6,418
Payments	(3,019)	(1,233)	(3,731)
Ending balance	$7,671	$8,810	$8,318

The Company held deposits in the amount of $8.8 million, $8.4 million and $8.0 million from officers and directors at December 31, 2024, 2023 and 2022, respectively.

Note 19. Parent Company Only Financial Statements

The following are the condensed financial statements of the Parent as of and for the years ended December 31, 2024 and 2023.

	December 31,
ASSETS	2024	2023
	(in thousands)
Cash and cash equivalents	$13,889	$13,808
Investment in Ponce Bank	467,003	450,502
Investment in Lending Front	1,000	1,000
Investment in Bamboo	4,392	3,723
Loan receivable - ESOP	12,235	13,317
Other assets	7,238	9,468
Total assets	$505,757	$491,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	$257	$423
Stockholders' equity	505,500	491,395
Total liabilities and stockholders' equity	$505,757	$491,818

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Interest on ESOP loan	$272	$294	$302
Interest on other deposits	—	—	4
Net interest income	272	294	306
Non-interest expense:
Share-based compensation expense	2,074	1,888	1,567
Management fee expense	557	712	504
Office occupancy and equipment	69	96	80
Professional fees	2,204	2,042	1,938
Contribution to the Ponce De Leon Foundation	—	—	4,995
Other non-interest expenses	94	100	1,086
Total noninterest expense	4,998	4,838	10,170
Loss before income taxes	(4,726)	(4,544)	(9,864)
Benefit for income taxes	(977)	(834)	(2,009)
Equity in undistributed earnings of Ponce Bank	14,721	7,062	(22,146)
Net income (loss)	$10,972	$3,352	$(30,001)
Dividends on preferred stock	638	—	—
Net income (loss) available to common stockholders	$10,334	$3,352	$(30,001)

	For the Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$10,972	$3,352	$(30,001)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(14,721)	(7,062)	22,146
Investment in Grain write-off	—	—	1,000
Deferred income tax (benefit)	2,983	(798)	239
Share-based compensation expense	2,074	1,888	1,567
Decrease in other assets	(753)	(968)	(750)
Net (decrease) increase in other liabilities	(299)	250	992
Net cash provided by (used in) operating activities	256	(3,338)	(4,807)
Cash Flows from Investing Activities:
Investment in Lending Front	—	—	(1,000)
Investment in Bamboo	(669)	(1,223)	(2,500)
Investment in Ponce Bank	—	—	(302,322)
Loan to the ESOP	—	—	(10,974)
Repayment of ESOP Loan	1,082	1,060	1,052
Net cash provided by (used in) investing activities	413	(163)	(315,744)
Cash Flows from Financing Activities:
Common stock issued from vesting of restricted stock units	—	—	2
Proceeds from issuance of preferred stock	—	—	225,000
Contribution to Ponce De Leon Foundation	—	—	(1,000)
Repurchase of treasury shares	—	(11,009)	—
Dividends paid on preferred stock	(588)	—	—
Net cash (used in) provided by financing activities	(588)	(11,009)	224,002
Net increase (decrease) in cash and cash equivalents	81	(14,510)	(96,549)
Cash and cash equivalents at beginning of year	13,808	28,318	124,867
Cash and cash equivalents at end of year	$13,889	$13,808	$28,318

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 20. Subsequent Events

On January 10, 2025, the Bank signed two termination agreements to terminate the two interest rate swap transactions designated as fair value hedges. One interest rate swap was for a period of two years effective October 12, 2023 and terminates on November 1, 2025 with a notional amount of $150.0 million. The Bank made a payment on January 14, 2025 in the amount of $0.9 million to terminate this swap. The other interest rate swap was for a period of three years effective October 12, 2023 and terminates on November 1, 2026 with a notional amount of $100.0 million. The Bank made a payment on January 14, 2025 in the amount of $0.9 million to terminate this swap. See Note 10 ("Derivatives and Hedging") of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)
Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

c)
Changes in Internal Control Over Financial Reporting

There were no significant changes made in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and /or any "Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” sections of the Company’s definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Executive Compensation” section of the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Executive Compensation – Benefit Plans and Agreements – Long-Term Incentive Plan” sections of the Company’s 2025 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2025 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A) Reports of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2024 and 2023

(C) Consolidated Statements of Operations for the Years ended December 31, 2024, 2023, and 2022

(D) Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2024, 2023, and 2022

(E) Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2024, 2023, and 2022

(F) Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and 2022

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

10.8†

Change in Control Agreement between Ponce Bank and Sergio Vaccaro, dated November 26, 2024 (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on November 27, 2024).

10.9†*	Form of Change in Control Agreement with certain executive officers.

10.10†*	Specimen Form of Restricted Stock Unit Award Agreement for Employees under the 2018 Long Term Incentive Plan.

10.11†*	Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2018 Long Term Incentive Plan.

10.12†*	Specimen Form of Stock Option Agreement for Employees under the 2018 Long Term Incentive Plan.
10.13†*	Specimen Form of Stock Option Agreement for Non-Employee Directors under the 2018 Long Term Incentive Plan.
10.14†*	Specimen Form of Restricted Stock Unit Award Agreement for Employees under the 2023 Long Term Incentive Plan.
10.15†*	Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan.

10.16†*	Specimen Form of Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan.

10.17†*	Specimen Form of Stock Option Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan.

10.18†*	Specimen Form of Premium Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan.

10.19†*	Specimen Form of Premium Stock Option Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan.

10.21†	PDL Community Bancorp 2018 Long-Term Incentive Plan (attached as Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-262674) filed with the Commission on February 11, 2022).

10.22†	Ponce Financial Group, Inc. 2023 Long-Term Incentive Plan (attached as Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-41255) filed with the Commission on June 16, 2023).

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

10.25

ECIP Securities Purchase Option Agreement dated December 20, 2024, by and between Ponce Financial Group, Inc. and the United States Department of the Treasury (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on December 23, 2025).

19.1*	Ponce Financial Group Insider Trading and Confidentiality Policy.

21.1	Subsidiaries of the Registrant (attached as Exhibit 21.1 to the Registrant's Form10-K (File No. 0001-41255) filed with the Commission on March 19, 2024).

23.1*	Consent of Forvis Mazars, LLP

23.2*	Consent of Mazars USA LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (attached as Exhibit 97.1 to the Registrant's Form 10-K (File No. 001-41255) filed with the Commission on March 19, 2024).

101.INS	XBRL Instance Document (embedded within the Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

Item 16. FORM 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ponce Financial Group, Inc.

Date: March 13, 2025	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 13, 2025
Carlos P. Naudon

/s/ Sergio J. Vaccaro	Executive Vice President and Chief Financial Officer	March 13, 2025
Sergio J. Vaccaro

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 13, 2025
Steven A. Tsavaris

/s/ James Demetriou	Director	March 13, 2025
James Demetriou

/s/ William Feldman	Director	March 13, 2025
William Feldman

/s/ Julio Gurman	Director	March 13, 2025
Julio Gurman

/s/ Maria Alvarez	Director	March 13, 2025
Maria Alvarez

/s/ Nick Lugo	Director	March 13, 2025
Nick Lugo

/s/ James Perez	Director	March 13, 2025
James Perez