Form 10-Q
period 2025-03-31
Ponce Financial Group, Inc.
filed 2025-05-06
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2025, the registrant had 23,984,800 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2025 and December 31, 2024

(Dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$32,113	$35,478
Interest-bearing deposits	97,780	104,361
Total cash and cash equivalents	129,893	139,839
Available-for-sale securities, at fair value (Note 3)	103,570	104,970
Held-to-maturity securities, net of allowance for credit losses of $213 at March 31, 2025 and $216 at December 31, 2024; at amortized cost (fair value 2025 $349,518; 2024 $355,294) (Note 3)	358,024	367,938
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	8,567	10,736
Loans receivable, net of allowance for credit losses of $22,974 at March 31, 2025 and $22,502 at December 31, 2024 (Note 5)	2,370,931	2,286,599
Accrued interest receivable	19,008	17,771
Premises and equipment, net	16,417	16,794
Right of use assets (Note 6)	29,496	29,093
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	25,807	29,182
Deferred tax assets	11,629	12,074
Other assets	16,245	24,693
Total assets	$3,089,836	$3,039,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,004,947	$1,884,864
Operating lease liabilities	31,126	30,696
Accrued interest payable	4,628	3,712
Advance payments by borrowers for taxes and insurance	12,901	10,349
Borrowings (Note 8)	521,100	596,100
Other liabilities	1,248	8,717
Total liabilities	2,575,950	2,534,438
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of March 31, 2025 and as of December 31, 2024.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both March 31, 2025 and December 31, 2024; 23,966,191 shares outstanding as of March 31, 2025 and 23,961,214 shares outstanding as of December 31, 2024	249	249
Treasury stock, at cost; 920,520 shares as of March 31, 2025 and 925,497 shares as of December 31, 2024	(7,641)	(7,707)
Additional paid-in-capital	207,888	207,319
Retained earnings	113,432	107,754
Accumulated other comprehensive loss (Note 13)	(13,515)	(15,297)
Unearned compensation ─ ESOP; 1,268,552 shares as of March 31, 2025 and 1,301,988 shares as of December 31, 2024	(11,527)	(11,818)
Total stockholders' equity	513,886	505,500
Total liabilities and stockholders' equity	$3,089,836	$3,039,938

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2025	2024
Interest and dividend income:
Interest on loans receivable	$37,136	$30,664
Interest on deposits due from banks	1,668	2,911
Interest and dividend on securities and FHLBNY stock	5,193	6,091
Total interest and dividend income	43,997	39,666
Interest expense:
Interest on certificates of deposit	7,754	6,380
Interest on other deposits	8,554	6,540
Interest on borrowings	5,486	7,923
Total interest expense	21,794	20,843
Net interest income	22,203	18,823
Benefit for credit losses (Note 3) (Note 5) (1)	(285)	(16)
Net interest income after benefit for credit losses	22,488	18,839
Non-interest income:
Service charges and fees	525	473
Brokerage commissions	4	8
Late and prepayment charges	697	359
Income on sale of mortgage loans	148	302
Income on sale of SBA loans	404	—
Other	603	565
Total non-interest income	2,381	1,707
Non-interest expense:
Compensation and benefits	7,780	7,844
Occupancy and equipment	3,913	3,667
Data processing expenses	1,152	1,127
Direct loan expenses	388	732
Insurance and surety bond premiums	315	253
Office supplies, telephone and postage	170	249
Professional fees	1,364	1,723
Microloans recoveries	—	(53)
Marketing and promotional expenses	83	100
Federal deposit insurance and regulatory assessment(2)	461	389
Other operating expenses (2)	1,262	755
Total non-interest expense (1)	16,888	16,786
Income before income taxes	7,981	3,760
Provision for income taxes	2,022	1,346
Net income	$5,959	$2,414
Dividends on preferred shares	281	—
Net income available to common stockholders	$5,678	$2,414
Earnings per common share (Note 9):
Basic	$0.25	$0.11
Diluted	$0.25	$0.11
Weighted average common shares outstanding (Note 9):
Basic	22,662,916	22,353,492
Diluted	22,876,740	22,366,728

(1) For the three months ended March 31, 2024, provision for contingencies in the amount of $0.2 million were reclassified from total non-interest expense to benefit for credit losses.

(2) For the three months ended March 31, 2024, $0.3 million of federal deposit insurance was reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.1 million of directors fees were reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended March 31, 2025 and 2024

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$5,959	$2,414
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	2,264	(1,196)
Income (tax) benefit effect	(482)	255
Total other comprehensive income (loss), net of tax	1,782	(941)
Total comprehensive income	7,741	1,473
Less: Dividends on preferred shares	281	—
Total comprehensive income available to common stockholders	$7,460	$1,473

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred Stock Dividend							(281)			(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2025 and 2024

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$5,959	$2,414
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(22)	(39)
Gain on sale of loans	(552)	(276)
Grain recoveries	—	(53)
Benefit for credit losses	(285)	(180)
Depreciation and amortization	1,207	673
ESOP compensation expense	560	297
Share-based compensation expense	503	517
Deferred income taxes	(37)	667
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	2,317	2,396
Increase in accrued interest receivable	(1,237)	(53)
Decrease in other assets	8,448	3,572
Increase (decrease) in accrued interest payable	916	(7,747)
Decrease in operating lease liabilities	(730)	(198)
Increase in advance payments by borrowers	2,552	2,467
Decrease in other liabilities	(6,512)	(2,996)
Net cash provided by operating activities	13,087	1,461
Cash Flows From Investing Activities:
Net (purchase) and redemption of FHLBNY stock	3,375	(4,500)
Proceeds from maturities, calls and principal repayments on securities	13,603	11,419
Proceeds from sale of loans	5,738	—
Net increase in loans	(90,397)	(79,278)
Purchase of loans	—	(5,956)
Purchases of premises and equipment	(154)	(1,776)
Net cash used in investing activities	(67,835)	(80,091)
Cash Flows From Financing Activities:
Net increase in deposits	120,083	78,164
Net repayments from borrowings	(75,000)	(4,000)
Dividends paid on preferred stock	(281)	—
Net cash provided by financing activities	44,802	74,164
Net decrease in cash and cash equivalents	(9,946)	(4,466)
Cash and cash equivalents at beginning of period	139,839	139,190
Cash and cash equivalents at end of period	$129,893	$134,724
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$20,878	$28,590
Cash paid for income taxes	$409	$290

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

For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company' Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (the "2024 Form 10-K").

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on net income or comprehensive income. Refer to the Consolidated Statements of Operations for the Three Months Ended March 31, 2024 for details on the reclassification.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock in the amount of $0.3 million for the three months ended March 31, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported 11 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,995	$—	$(92)	$2,903
Corporate Bonds	20,759	54	(1,163)	19,650
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	33,468	—	(5,595)	27,873
FHLMC Certificates	8,767	—	(1,057)	7,710
FNMA Certificates	54,668	—	(9,322)	45,346
GNMA Certificates	87	1	—	88
Total available-for-sale securities	$120,744	$55	$(17,229)	$103,570

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(33)	$24,967
Corporate Bonds	32,500	21	(420)	32,101
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	181,178	83	(5,045)	176,216
FHLMC Certificates	3,206	—	(171)	3,035
FNMA Certificates	102,472	—	(3,245)	99,227
SBA Certificates	13,881	91	—	13,972
Allowance for Credit Losses	(213)	—	—	—
Total held-to-maturity securities	$358,024	$195	$(8,914)	$349,518

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

The Company’s securities portfolio had 38 and 39 available-for-sale securities and 31 and 31 held-to-maturity securities at March 31, 2025 and December 31, 2024, respectively. There were no available-for-sale and held-to-maturity securities sold during the three months ended March 31, 2025 and for the year ended December 31, 2024. There was one available-for-sale security in the amount of $1.0 million that matured and/or were called during the three months ended March 31, 2025, and one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured and/or were called during the year ended December 31, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the three months ended March 31, 2025 and during the year ended December 31, 2024.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,903	$(92)	$2,903	$(92)
Corporate Bonds	994	(6)	13,602	(1,157)	14,596	(1,163)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	27,873	(5,595)	27,873	(5,595)
FHLMC Certificates	—	—	7,710	(1,057)	7,710	(1,057)
FNMA Certificates	—	—	45,346	(9,322)	45,346	(9,322)
Total available-for-sale securities	$994	$(6)	$97,434	$(17,223)	$98,428	$(17,229)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,967	$(33)	$24,967	$(33)
Corporate Bonds	—	—	15,080	(420)	15,080	(420)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	69,255	(669)	96,639	(4,376)	165,894	(5,045)
FHLMC Certificates	—	—	3,035	(171)	3,035	(171)
FNMA Certificates	4,440	(80)	94,787	(3,165)	99,227	(3,245)
Total held-to-maturity securities	$73,695	$(749)	$234,508	$(8,165)	$308,203	$(8,914)

	December 31, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,873	$(121)	$2,873	$(121)
Corporate Bonds	—	—	15,394	(1,368)	15,394	(1,368)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	28,535	(5,991)	28,535	(5,991)
FHLMC Certificates	—	—	7,662	(1,366)	7,662	(1,366)
FNMA Certificates	—	—	45,407	(10,602)	45,407	(10,602)
Total available-for-sale securities	$—	$—	$99,871	$(19,448)	$99,871	$(19,448)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,960	$(40)	$24,960	$(40)
Corporate Bonds	—	—	29,965	(535)	29,965	(535)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,112	(1,728)	98,470	(5,324)	179,582	(7,052)
FHLMC Certificates	—	—	3,006	(223)	3,006	(223)
FNMA Certificates	4,691	(69)	95,612	(5,045)	100,303	(5,114)
Total held-to-maturity securities	$85,803	$(1,797)	$252,013	$(11,167)	$337,816	$(12,964)

At March 31, 2025 and December 31, 2024, the Company had 36 and 37 available-for-sale securities and 25 and 27 held-to-maturity securities at March 31, 2025 and December 31, 2024, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2025 and December 31, 2024. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2025 represents a credit loss impairment.

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

The following is a summary of maturities of securities at March 31, 2025 and December 31, 2024. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2025
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	2,995	2,903
More than one year through five years	—	—
More than five years through ten years	—	—
	2,995	2,903
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	7,000	6,392
More than five years through ten years	13,759	13,258
	20,759	19,650
Mortgage-Backed Securities	96,990	81,017
Total available-for-sale securities	$120,744	$103,570
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,967
More than one year through five years	—	—
More than five years through ten years	—	—
	25,000	24,967
Corporate Bonds:
Amounts maturing:
Three months or less	$10,000	$9,946
More than three months through one year	—	—
More than one year through five years	15,000	15,000
More than five years through ten years	7,500	7,155
	32,500	32,101
Mortgage-Backed Securities	300,737	292,450
Allowance for Credit Losses	(213)	—
Total held-to-maturity securities	$358,024	$349,518

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,994	2,873
More than five years through ten years	—	—
	2,994	2,873
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,000	1,320
More than five years through ten years	19,762	19,084
	21,762	20,404
Mortgage-Backed Securities	99,652	81,693
Total available-for-sale securities	$124,408	$104,970
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	25,000	24,960
More than one year through five years	—	—
More than five years through ten years	—	—
	25,000	24,960
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	10,000	9,926
More than one year through five years	15,000	14,923
More than five years through ten years	7,500	7,128
	32,500	31,977
Mortgage-Backed Securities	310,654	298,357
Allowance for Credit Losses	(216)	—
Total held-to-maturity securities	$367,938	$355,294

At March 31, 2025 and December 31, 2024, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses on securities at beginning of period	$216	$398
Benefit for credit losses	(3)	(182)
Allowance for credit losses on securities at end of period	$213	$216

At March 31, 2025 and December 31, 2024, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value options:

	March 31,	December 31,
	2025	2024
	(in thousands)
Mortgage loans held-for-sale, at fair value	$8,567	$10,736
Mortgage loans held-for-sale, contractual principal outstanding	8,497	10,674
Fair value less unpaid principal balance	$70	$62

At March 31, 2025 and December 31, 2024, the Company had 11 loans and 17 loans in the amount of $8.6 million and $10.7 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At March 31, 2025 and December 31, 2024, there were $4.4 million, for both periods, in loans held-for-sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$325,866	$330,053
Owner-Occupied	137,676	142,363
Multifamily residential	675,541	670,159
Nonresidential properties	390,681	389,898
Construction and land	815,425	733,660
Total mortgage loans	2,345,189	2,266,133
Nonmortgage loans:
Business loans	46,329	40,849
Consumer loans	997	1,038
Total non-mortgage loans	47,326	41,887
Total loans, gross	2,392,515	2,308,020
Net deferred loan origination costs	1,390	1,081
Allowance for Credit Losses	(22,974)	(22,502)
Loans receivable, net	$2,370,931	$2,286,599

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

The following tables present credit risk ratings by loan segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$450,860	$656,426	$388,301	$802,187	$44,829	$994	$2,343,597
Special mention	5,445	8,232	2,380	3,180	1,475	—	20,712
Substandard	7,237	10,883	—	10,058	25	3	28,206
Total	$463,542	$675,541	$390,681	$815,425	$46,329	$997	$2,392,515

	December 31, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$461,043	$650,526	$387,496	$720,422	$39,628	$1,035	$2,260,150
Special mention	5,507	8,270	2,402	3,180	1,221	—	20,580
Substandard	5,866	11,363	—	10,058	—	3	27,290
Total	$472,416	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

An aging analysis of loans, as of March 31, 2025 and December 31, 2024, is as follows:

	March 31, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$313,474	$11,340	$—	$1,052	$325,866	$1,052	$—
Owner-Occupied	133,149	2,673	—	1,854	137,676	1,854	—
Multifamily residential	657,392	8,361	—	9,788	675,541	9,788	—
Nonresidential properties	388,237	2,444	—	—	390,681	—	—
Construction and land	805,367	—	—	10,058	815,425	10,058	—
Nonmortgage loans:
Business	45,651	508	—	170	46,329	170	—
Consumer	995	2	—	—	997	—	—
Total	$2,344,265	$25,328	$—	$22,922	$2,392,515	$22,922	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$324,552	$2,275	$2,790	$436	$330,053	$436	$—
Owner-Occupied	137,926	1,670	909	1,858	142,363	1,858	—
Multifamily residential	652,267	5,119	2,502	10,271	670,159	10,271	—
Nonresidential properties	386,606	890	2,402	—	389,898	—	—
Construction and land	720,422	—	3,180	10,058	733,660	10,058	—
Nonmortgage loans:
Business	39,346	123	1,037	343	40,849	343	—
Consumer	1,035	—	3	—	1,038	—	—
Total	$2,262,154	$10,077	$12,823	$22,966	$2,308,020	$22,966	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three months ended March 31, 2025 and 2024, and as of and for the year ended December 31, 2024:

	For the Three Months Ended March 31, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(841)	(552)	2,836	300	(1,064)	52	—	731
Charge-offs	—	(38)	—	—	—	(222)	(3)	(263)
Recoveries	—	—	—	—	—	4	—	4
Balance, end of period	$3,307	$1,194	$7,840	$2,997	$6,646	$947	$43	$22,974
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$171	$—	$171
Ending balance: collectively evaluated for impairment	3,307	1,194	7,840	2,997	6,646	776	43	22,803
Total	$3,307	$1,194	$7,840	$2,997	$6,646	$947	$43	$22,974
Loans:
Ending balance: individually evaluated for impairment	$1,052	$1,854	$9,788	$—	$10,058	$171	$—	$22,923
Ending balance: collectively evaluated for impairment	324,814	135,822	665,753	390,681	805,367	46,158	997	2,369,592
Total	$325,866	$137,676	$675,541	$390,681	$815,425	$46,329	$997	$2,392,515

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(158)	(49)	(151)	(940)	1,596	82	(635)	(255)
Charge-offs	—	—	—	—	—	(52)	(1,302)	(1,354)
Recoveries	—	—	—	—	—	—	119	119
Balance, end of period	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
Ending balance: individually evaluated for impairment	$—	$75	$—	$—	$—	$142	$—	$217
Ending balance: collectively evaluated for impairment	4,257	1,888	4,214	2,236	6,403	419	5,030	24,447
Total	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
Loans:
Ending balance: individually evaluated for impairment	$399	$1,874	$4,098	$441	$6,177	$146	$—	$13,135
Ending balance: collectively evaluated for impairment	338,932	148,968	541,727	326,909	602,488	26,518	6,741	1,992,283
Total	$339,331	$150,842	$545,825	$327,350	$608,665	$26,664	$6,741	$2,005,418

	For the Year Ended December 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(267)	(228)	639	(472)	2,903	1,307	(2,366)	1,516
Charge-offs	—	—	—	(7)	—	(734)	(5,148)	(5,889)
Recoveries	—	—	—	—	—	9	712	721
Balance, end of year	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$343	$—	$343
Ending balance: collectively evaluated for impairment	4,148	1,784	5,004	2,697	7,710	770	46	22,159
Total	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Loans:
Ending balance: individually evaluated for impairment	$436	$1,858	$10,271	$—	$10,058	$343	$—	$22,966
Ending balance: collectively evaluated for impairment	329,617	140,505	659,888	389,898	723,602	40,506	1,038	2,285,054
Total	$330,053	$142,363	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the three months ended March 31, 2025 and 2024 and as of and for the year ended December 31, 2024:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,892	$2,906	$—	$2,906	$—	$2,600	$12
Multifamily residential	9,527	9,788	—	9,788	—	10,030	32
Nonresidential properties	—	—	—	—	—	—	—
Construction and land	10,058	10,058	—	10,058	—	10,058	—
Nonmortgage loans:
Business	171	—	171	171	171	257	—
Consumer	—	—	—	—	—	—	—
Total	$22,648	$22,752	$171	$22,923	$171	$22,945	$44

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Three Months Ended March 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,256	$1,825	$448	$2,273	$75	$2,598	$4
Multifamily residential	4,069	4,098	—	4,098	—	3,539	35
Nonresidential properties	441	441	—	441	—	221	—
Construction and land	6,177	6,177	—	6,177	—	6,418	987
Nonmortgage loans:
Business	146	—	146	146	142	156	—
Consumer	—	—	—	—	—	—	—
Total	$13,089	$12,541	$594	$13,135	$217	$12,932	$1,026

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,280	$2,294	$—	$2,294	$—	$2,420	$22
Multifamily residential	10,032	10,271	—	10,271	—	5,557	223
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	10,058	10,058	—	10,058	—	6,501	1,335
Nonmortgage loans:
Business	343	—	343	343	343	246	3
Consumer	—	—	—	—	—	—	—
Total	$22,713	$22,623	$343	$22,966	$343	$15,041	$1,583

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At March 31, 2025 and December 31, 2024, there was one loan with modifications to borrowers experiencing financial difficulty.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2025 and December 31, 2024, there were 18 troubled debt restructured loans totaling $5.2 million of which $4.5 million are on accrual status for both periods. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

At March 31, 2025, there were no modifications to borrowers experiencing financial difficulties. At December 31, 2024, there was one loan in the amount of $0.2 million that was modified to a borrower experiencing financial difficulties.

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

At March 31, 2025 and December 31, 2024, the allowance for off-balance sheet credit losses was $1.8 million and $2.8 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2025 and 2024, the Company had $1.0 million in benefit for credit losses and $0.2 million in provision for credit losses, respectively.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses on unfunded commitment at beginning of period	$2,830	$3,613
Benefit for credit losses	(1,013)	(783)
Allowance for credit losses on unfunded commitment at end of period	$1,817	$2,830

Note 6. Leases

The Company has 16 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.8 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease ROU assets	$29,496	$29,093
Operating lease liabilities	31,126	30,696
Weighted-average remaining lease term-operating leases	12.0 years	12.0 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three Months
		Ended March 31,
		2025	2024
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,126	$1,026
Operating lease cost	Other operating expenses	—	3
Short-term lease cost	Other operating expenses	9	5
Variable lease cost	Occupancy and equipment	46	39
Total lease cost		$1,181	$1,073

The Company’s minimum annual rental payments under the terms of the leases are as follows at March 31, 2025:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2025	$2,896
2026	3,749
2027	3,595
2028	3,629
2029	3,176
Thereafter	24,392
Total Minimum payments required	41,437
Less: implied interest	10,311
Present value of lease liabilities	$31,126

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Demand	$212,139	$169,178
Interest-bearing deposits:
NOW/IOLA accounts	74,430	62,616
Money market accounts	692,753	636,219
Reciprocal deposits	141,838	130,677
Savings accounts	106,122	105,870
Total NOW, money market, reciprocal and savings	1,015,143	935,382
Certificates of deposit of $250K or more	219,721	204,293
Brokered certificates of deposits (1)	84,531	94,531
Listing service deposits (1)	6,140	7,376
Certificates of deposit less than $250K	467,273	474,104
Total certificates of deposit	777,665	780,304
Total interest-bearing deposits	1,792,808	1,715,686
Total deposits	$2,004,947	$1,884,864
(1)
At March 31, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. There was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

At March 31, 2025 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2025	$610,924
2026	111,854
2027	47,855
2028	3,078
2029	2,482
Thereafter	1,472
$777,665

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both March 31, 2025 and December 31, 2024.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at March 31, 2025 and December 31, 2024 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $521.1 million and $571.1 million of outstanding term advances from the FHLBNY at March 31, 2025 and December 31, 2024, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2025 and a $25.0 million overnight line of credit advance from the FHLBNY at December 31, 2024.

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at March 31, 2025 and December 31, 2024.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at March 31, 2025 and December 31, 2024 consist of the following and are summarized by maturity and call date below:

	March 31, 2025			December 31, 2024
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	4.69%

FHLBNY Term advances ending:
2025	$50,000	$50,000	4.41%	$100,000	$100,000	4.48%
2026	200,000	200,000	4.25	200,000	200,000	4.25
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
2029	50,000	50,000	3.95	50,000	50,000	3.35
	$521,100	$521,100	3.84%	$596,100	$596,100	3.94%

Interest expense on advances totaled $5.5 million and $7.9 million for the three months ended March 31, 2025 and 2024, respectively.

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands except share data)

Net income available to common stockholders	$5,678	$2,414
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,964,532	23,788,856
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,301,616	1,435,364
Basic weighted average common shares outstanding	22,662,916	22,353,492
Basic earnings per common share	$0.25	$0.11
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	213,824	13,236
Diluted weighted average common shares outstanding	22,876,740	22,366,728
Diluted earnings per common share	$0.25	$0.11

Note 10. Commitments, Contingencies and Credit Risk

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Commitments to grant mortgage loans	$330,487	$359,170
Unfunded commitments under lines of credit	59,663	52,329
Total commitments	$390,150	$411,499

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2025.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of March 31, 2025, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of March 31, 2025, the total unfunded commitment was $1.4 million.

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

Concentration by Geographic Location: Loans, commitments to extend credit and letters of credit have been granted to customers who are located primarily in the New York City metropolitan area. Generally, such loans most often are secured by residential properties. The loans are expected to be repaid from the borrowers' payment sources.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of March 31, 2025, the fair value carrying amount of mortgages held for sale measured under the fair value option was $8.6 million and the aggregate unpaid principal amounted to $8.5 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,903	$2,903	$—	$—
Corporate bonds	19,650	344	19,306	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	27,873	—	27,873	—
FHLMC Certificates	7,710	—	7,710	—
FNMA Certificates	45,346	—	45,346	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	8,567	—	8,567	—
	$112,137	$3,247	$108,890	$—

		December 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,873	$2,873	$—	$—
Corporate bonds	20,404	330	20,074	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	28,535	—	28,535	—
FHLMC Certificates	7,662	—	7,662	—
FNMA Certificates	45,408	—	45,408	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	10,736	—	10,736	—
Interest rate swap	2,005	—	2,005	—
	$117,711	$3,203	$114,508	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$22,923	$—	$—	$22,923

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$22,966	$—	$—	$22,966

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2025 and 2024, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2025 and December 31, 2024, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2025
Financial assets:
Cash and cash equivalents	$129,893	$129,893	$—	$—	$129,893
Available-for-sale securities, at fair value	103,570	3,247	100,323	—	103,570
Held-to-maturity securities, at amortized cost, net	358,024	—	349,518	—	349,518
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	8,567	—	8,567	—	8,567
Loans receivable, net	2,370,931	—	—	2,356,231	2,356,231
Accrued interest receivable	19,008	—	19,008	—	19,008
FHLBNY stock	25,807	25,807	—	—	25,807
Financial liabilities:
Deposits:
Demand deposits	212,139	212,139	—	—	212,139
Interest-bearing deposits	1,015,143	1,015,143	—	—	1,015,143
Certificates of deposit	777,665	—	776,306	—	776,306
Advance payments by borrowers for taxes and insurance	12,901	—	12,901	—	12,901
Borrowings	521,100	—	515,524	—	515,524
Accrued interest payable	4,628	—	4,628	—	4,628

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$139,839	$139,839	$—	$—	$139,839
Available-for-sale securities, at fair value	104,970	3,203	101,767	—	104,970
Held-to-maturity securities, at amortized cost	367,938	—	355,294	—	355,294
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	10,736	—	10,736	—	10,736
Loans receivable, net	2,286,599	—	—	2,260,989	2,260,989
Accrued interest receivable	17,771	—	17,771	—	17,771
FHLBNY stock	29,182	29,182	—	—	29,182
Interest rate swap	2,005		2,005		2,005
Financial liabilities:
Deposits:
Demand deposits	169,178	169,178	—	—	169,178
Interest-bearing deposits	935,382	935,382	—	—	935,382
Certificates of deposit	780,304	—	778,603	—	778,603
Advance payments by borrowers for taxes and insurance	10,349	—	10,349	—	10,349
Borrowings	596,100	—	586,562	—	586,562
Interest rate swap	2,005	—	2,005	—	2,005
Accrued interest payable	3,712	—	3,712	—	3,712

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at March 31, 2025 and December 31, 2024. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2025 and December 31, 2024.

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2025 and 2024 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

Note 12. Regulatory Capital Requirements

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2025 and December 31, 2024, the applicable capital adequacy requirements specified below have been met.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.4% at March 31, 2025 and 13.5% at December 31, 2024.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$552,191	22.84%	$193,396	8.00%	$241,745	10.00%
Tier 1 Capital to Risk-Weighted Assets	527,401	21.82%	145,047	6.00%	193,396	8.00%
Common Equity Tier 1 Capital Ratio	302,401	12.51%	108,785	4.50%	157,134	6.50%
Tier 1 Capital to Total Assets	527,401	16.84%	125,287	4.00%	156,609	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$514,077	21.38%	$192,356	8.00%	$240,445	10.00%
Tier 1 Capital to Risk-Weighted Assets	489,287	20.35%	144,267	6.00%	192,356	8.00%
Common Equity Tier 1 Capital Ratio	489,287	20.35%	108,200	4.50%	156,289	6.50%
Tier 1 Capital to Total Assets	489,287	15.61%	125,381	4.00%	156,726	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$546,128	22.98%	$190,147	8.00%	$237,684	10.00%
Tier 1 Capital to Risk-Weighted Assets	520,796	21.91%	142,611	6.00%	190,147	8.00%
Common Equity Tier 1 Capital Ratio	295,796	12.44%	106,958	4.50%	154,495	6.50%
Tier 1 Capital to Total Assets	520,796	17.70%	117,715	4.00%	147,144	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$507,632	21.47%	$189,137	8.00%	$236,421	10.00%
Tier 1 Capital to Risk-Weighted Assets	482,300	20.40%	141,853	6.00%	189,137	8.00%
Common Equity Tier 1 Capital Ratio	482,300	20.40%	106,390	4.50%	153,674	6.50%
Tier 1 Capital to Total Assets	482,300	15.81%	122,011	4.00%	152,514	5.00%

As of March 31, 2025 and December 31, 2024, the Bank was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	March 31, 2025
	December 31, 2024	Change	March 31, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$1,782	$(13,515)
Total	$(15,297)	$1,782	$(13,515)

	December 31, 2024
	December 31, 2023	Change	December 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$352	$(15,297)
Total	$(15,649)	$352	$(15,297)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(in thousand)
Beginning balance	$7,671	$8,810
Originations	185	1,182
Payments	(91)	(50)
Ending balance	$7,765	$9,942

The Company held deposits in the amount of $8.0 million and $8.8 million from directors, executive officers and non-executive officers at March 31, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at March 31, 2025 and December 31, 2024, and results of operations for the three months ended March 31, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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
•
changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, and their related impacts on the economy;
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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors” filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock in the amount of $0.3 million for the three months ended March 31, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. At present, the Company has reported 11 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

Westchester Avenue Branch Re-Design

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

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.4 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.4 million.

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

Company's Growth

The Company has deployed a mobile application that digitizes the lending workflow from pre-approval to servicing and enables the Company to originate, close and fund small business loans within very short spans of time, without requiring a physical presence within banking offices and with automated underwriting using both traditional and non-traditional methods. The application was developed by Lending Front, a fintech in which the Company has acquired a financial interest. All Commercial Relationship Officers and Banking Branch Managers utilize these capabilities. The Company is seeking to establish loan origination partnerships with non-profit and community-based organizations to ensure penetration in underserved and underbanked markets.

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of March 31, 2025, the Company had $611.9 million in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.09 billion in assets, $2.37 billion in loans receivables, net of allowance for credit losses of $23.0 million, and $2.00 billion in deposits at March 31, 2025, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total consolidated assets increased $49.9 million, or 1.6%, to $3.09 billion at March 31, 2025 from $3.04 billion at December 31, 2024. The increase in total assets is largely attributable to increases of $84.3 million in net loans receivable, $1.2 million in accrued interest receivable and $0.4 million in right of use assets, partially offset by decreases of $9.9 million in cash and cash equivalents, $9.9 million in held-to-maturity securities, $8.4 million in other assets, $3.4 million in FHLBNY stock, $2.2 million in mortgage loans held for sale, $1.4 million in available-for-sale securities, $0.4 million in deferred tax assets and $0.4 million in premises and equipment, net.

Cash and Cash Equivalents. Cash and cash equivalents decreased $9.9 million, or 7.1%, to $129.9 million at March 31, 2025, compared to $139.8 million at December 31, 2024. The decrease in cash and cash equivalents was primarily the result of an increase of $90.4 million in net loans and a $75.0 million net repayment of borrowings. The decrease in cash and cash equivalents was offset primarily by an increase of $120.1 million in net deposits, $13.6 million in proceeds from maturities, calls and principal repayment on securities, $3.4 million in net redemption of FHLB stock and $2.6 million in advance payments by borrowers.

Securities. The Company securities portfolio decreased $1.4 million in available-for-sale and $9.9 million in held-to-maturity during the three months ended March 31, 2025. The decrease in the securities portfolio was primarily due to the call of one available-for-sale security in the amount of $1.0 million and changes in principal amount of the securities.

Gross Loans Receivable. The composition of gross loans receivable at March 31, 2025 and at December 31, 2024 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2025		December 31, 2024		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$325,866	13.6%	$330,053	14.3%	$(4,187)	(1.3%)
Owner-Occupied	137,676	5.8%	142,363	6.2%	(4,687)	(3.3%)
Multifamily residential	675,541	28.2%	670,159	29.0%	5,382	0.8%
Nonresidential properties	390,681	16.4%	389,898	16.9%	783	0.2%
Construction and land	815,425	34.1%	733,660	31.8%	81,765	11.1%
Total mortgage loans	2,345,189	98.1%	2,266,133	98.2%	79,056	3.5%
Nonmortgage loans:
Business loans	46,329	1.9%	40,849	1.8%	5,480	13.4%
Consumer loans	997	0.0%	1,038	0.0%	(41)	(3.9%)
	47,326	1.9%	41,887	1.8%	5,439	13.0%
Total	$2,392,515	100.0%	$2,308,020	100.0%	$84,495	3.7%

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 56.4% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $5.4 million, or 0.8%, when compared to December 31, 2024. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans increased $81.8 million, or 11.1%, when compared to December 31, 2024. The majority of the $81.8 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2025 as opposed to new originations in 2025. Our commitments to grant new mortgage loans decreased by $28.7 million as of March 31, 2025 compared to December 31, 2024. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

Within the construction and land mortgage loans, as indicated in the composition of gross loans receivable table above, there are 64 projects as of March 31, 2025. Of these 64 projects, 51 projects are more than 50% complete and 13 projects are less than 50% complete. Of the 51 projects that are more than 50% complete, 22 projects have been issued a certificate of occupancy or a temporary certificate of occupancy, 29 projects are without certificate of occupancy or a temporary certificate of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2025 and December 31, 2024, approximately 3.3% and 3.5%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 200% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2025 and December 31, 2024, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 159.1% and 145.0%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 354.6% and 341.7% as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Bank was above the 100% guidelines established by the banking regulations and under the 200% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at March 31, 2025 decreased $2.2 million, or 20.2%, to $8.6 million from $10.7 million at December 31, 2024.

Deposits. The composition of deposits at March 31, 2025 and December 31, 2024 and changes in dollars and percentages are summarized as follows:

	March 31, 2025		December 31, 2024		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$212,139	10.5%	$169,178	9.0%	$42,961	25.4%
Interest-bearing deposits:
NOW/IOLA accounts	74,430	3.7%	62,616	3.3%	11,814	18.9%
Money market accounts	692,753	34.6%	636,219	33.8%	56,534	8.9%
Reciprocal deposits	141,838	7.1%	130,677	6.9%	11,161	8.5%
Savings accounts	106,122	5.3%	105,870	5.6%	252	0.2%
Total NOW, money market, reciprocal and savings	1,015,143	50.7%	935,382	49.6%	79,761	8.5%
Certificates of deposit of $250K or more	219,721	11.0%	204,293	10.8%	15,428	7.6%
Brokered certificates of deposit (1)	84,531	4.2%	94,531	5.0%	(10,000)	(10.6%)
Listing service deposits (1)	6,140	0.3%	7,376	0.4%	(1,236)	(16.8%)
Certificates of deposit less than $250K	467,273	23.3%	474,104	25.2%	(6,831)	(1.4%)
Total certificates of deposit	777,665	38.8%	780,304	41.4%	(2,639)	(0.3%)
Total interest-bearing deposits	1,792,808	89.5%	1,715,686	91.0%	77,122	4.5%
Total deposits	$2,004,947	100.0%	$1,884,864	100.0%	$120,083	6.4%

(1)
At March 31, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. There was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2025 and December 31, 2024. The Management Asset/Liability Committee generally meets on a bi-weekly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at March 31, 2025 and December 31, 2024 of $521.1 million and $571.1 million in term advances from the FHLBNY. The Bank did not have any overnight line of credit advance at March 31, 2025 and had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at March 31, 2025 and December 31, 2024. The Bank did not have any term and overnight line of credit advances from the FRBNY at March 31, 2025 and December 31, 2024.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $8.4 million, or 1.7%, to $513.9 million as of March 31, 2025 from $505.5 million as of December 31, 2024. The $8.4 million increase in stockholders’ equity was largely attributable to $6.0 million in net income, $1.8 million in other comprehensive income, $0.5 million impact to additional paid in capital as a result of share-based compensation and $0.4 million from release of ESOP shares, offset by $0.3 million in dividends on preferred shares.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

The discussion of the Company’s results of operations for the three months ended March 31, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $5.7 million for the three months ended March 31, 2025 compared to net income available to common stockholders of $2.4 million for the three months ended March 31, 2024. Earnings per basic and diluted share was $0.25 for the three months ended March 31, 2025 compared to earnings per basic and diluted share of $0.11 for three months ended March 31, 2024. The $3.3 million increase of net income available to common stockholders from the three months ended March 31, 2024, was due to increases of $3.4 million in net interest income, $0.7 million in non-interest income and $0.3 million in benefit for credit losses, partially offset by increases of $0.7 million in provision for income taxes, $0.3 million in dividends on preferred shares and $0.1 million in non-interest expense. Net income for the three months ended March 31, 2025, which excludes $0.3 million in dividends on preferred shares, was $6.0 million. There was no dividend on preferred shares for the three months ended March 31, 2024.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$43,997	$39,666	$4,331	10.9%
Interest expense	21,794	20,843	951	4.6%
Net interest income	22,203	18,823	3,380	18.0%
Benefit for credit losses (1)	(285)	(16)	(269)	1,681.3%
Net interest income after benefit for credit losses	22,488	18,839	3,649	19.4%
Non-interest income	2,381	1,707	674	39.5%
Non-interest expense (1)	16,888	16,786	102	0.6%
Income before income taxes	7,981	3,760	4,221	112.3%
Provision for income taxes	2,022	1,346	676	50.2%
Net income	5,959	2,414	3,545	146.9%
Dividends on preferred shares	281	—	281	—%
Net income available to common stockholders	$5,678	$2,414	$3,264	135.2%
Earnings per common share:
Basic	$0.25	$0.11	$0.14	127.3%
Diluted	$0.25	$0.11	$0.14	127.3%

(1) For the three months ended March 31, 2024, provision for contingencies in the amount of $0.2 million were reclassified from total non-interest expense to benefit for credit losses.

Interest and Dividend Income. Interest and dividend income increased $4.3 million, or 10.9%, to $44.0 million for the three months ended March 31, 2025 from $39.7 million for the three months ended March 31, 2024. Interest income on loans receivable, which is the Company’s primary source of income, increased $6.5 million, or 21.1%, to $37.1 million for the three months ended March 31, 2025 from $30.7 million for the three months ended March 31, 2024.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $2.1 million, or 23.8%, to $6.9 million for the three months ended March 31, 2025 from $9.0 million for the three months ended March 31, 2024. The decrease was primarily attributable to decreases of $1.2 million in interest on deposits due from banks and $1.1 million in interest on securities, offset by an increase of $0.2 million in dividend on FHLBNY stock.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,092	$7,546	$(454)	(6.0%)
Multifamily residential	9,150	6,921	2,229	32.2%
Nonresidential properties	5,677	4,359	1,318	30.2%
Construction and land	14,602	11,224	3,378	30.1%
Business loans	592	412	180	43.7%
Consumer loans	23	202	(179)	(88.6%)
Total interest income on loans receivable	$37,136	$30,664	$6,472	21.1%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$1,668	$2,911	$(1,243)	(42.7%)
Interest on securities	4,521	5,619	(1,098)	(19.5%)
Dividend on FHLBNY stock	672	472	200	42.4%
Total interest and dividend income	$6,861	$9,002	$(2,141)	(23.8%)

Interest Expense. Interest expense increased $1.0 million, or 4.6%, to $21.8 million for the three months ended March 31, 2025 from $20.8 million for the three months ended March 31, 2024.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$7,754	$6,380	$1,374	21.5%
Money market	8,411	6,292	2,119	33.7%
Savings	26	28	(2)	(7.1%)
NOW/IOLA	115	218	(103)	(47.2%)
Advance payments by borrowers	2	2	—	—%
Borrowings	5,486	7,923	(2,437)	(30.8%)
Total interest expense	$21,794	$20,843	$951	4.6%

Net Interest Income. Net interest income increased $3.4 million, or 18.0%, to $22.2 million for the three months ended March 31, 2025 from $18.8 million for the three months ended March 31, 2024. The $3.4 million increase in net interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to an increase of $4.3 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $1.0 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 37 basis points to 2.19% for the three months ended March 31, 2025 from 1.82% for the three months ended March 31, 2024. The increase in the net interest rate spread for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to and an increase in the average yields on interest-earning assets of 19 basis points to 5.90% for the three months ended March 31, 2025 from 5.71% for the three months ended March 31, 2024, and a decrease in the average rates paid on interest-bearing liabilities of 18 basis points to 3.71% for the three months ended March 31, 2025 from 3.89% for the three months ended March 31, 2024.

Net interest margin increased 27 basis points for the three months ended March 31, 2025, to 2.98% from 2.71% for three months ended March 31, 2024.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve left federal funds rate unchanged at 4.25% to 4.50% during its March 2025 meeting, though it is still anticipated that they may reduce interest rates by around 50bps this year. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income increased $0.7 million, or 39.5%, to $2.4 million for the three months ended March 31, 2025 from $1.7 million for the three months ended March 31, 2024. The $0.7 million increase in non-interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to increases of $0.4 million in income on sale of SBA loans and $0.3 million in late and prepayment charges, partially offset by a decrease of $0.2 million in income on the sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$525	$473	$52	11.0%
Brokerage commissions	4	8	(4)	(50.0%)
Late and prepayment charges	697	359	338	94.2%
Income on sale of mortgage loans	148	302	(154)	(51.0%)
Income on sale of SBA loans	404	—	404	—%
Other	603	565	38	6.7%
Total non-interest income	$2,381	$1,707	$674	39.5%

Non-Interest Expense. Non-interest expense increased $0.1 million, or 0.6%, to $16.9 million for the three months ended March 31, 2025 from $16.8 million for the three months ended March 31, 2024. The $0.1 million increase in non-interest expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was attributable to increases of $0.5 million in other operating expense and $0.2 million in occupancy and equipment, partially offset by decreases of $0.4 million in professional fees and $0.3 million in direct loan expenses.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,780	$7,844	$(64)	(0.8%)
Occupancy and equipment	3,913	3,667	246	6.7%
Data processing expenses	1,152	1,127	25	2.2%
Direct loan expenses	388	732	(344)	(47.0%)
Insurance and surety bond premiums	315	253	62	24.5%
Office supplies, telephone and postage	170	249	(79)	(31.7%)
Professional fees	1,364	1,723	(359)	(20.8%)
Microloans recoveries	—	(53)	53	—%
Marketing and promotional expenses	83	100	(17)	(17.0%)
Directors' fees and regulatory assessment	461	389	72	18.5%
Other operating expenses	1,262	755	507	67.2%
Total non-interest expense (1)	$16,888	$16,786	$102	0.6%

(1) For the three months ended March 31, 2024, provision for contingencies in the amount of $0.2 million were reclassified from total non-interest expense to benefit for credit losses.

Income Tax Provision. The Company had a provision for income taxes of $2.0 million for the three months ended March 31, 2025 compared to a provision for income taxes of $1.3 million for three months ended March 31, 2024.

Credit Quality. Total non-performing loans, including loans held for sale, were $27.3 million for both periods March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, a credit loss benefit of $0.3 million on loans was recorded, consisting of $0.7 million charged on the funded portion and a benefit of $1.0 million on the unfunded portion on loans. During the three months ended March 31, 2024, a credit loss benefit of $0.1 million on loans were recorded, consisting of $0.3 million benefit on the funded portion and a $0.2 million charged on the on unfunded portion on loans.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,369,433	37,136	6.36%	$1,979,263	$30,664	6.23%
Securities (3)	467,560	4,521	3.92%	576,235	5,619	3.92%
Other (4)	186,021	2,340	5.10%	238,432	3,383	5.71%
Total interest-earning assets	3,023,014	43,997	5.90%	2,793,930	39,666	5.71%
Non-interest-earning assets	109,166			106,566
Total assets	$3,132,180			$2,900,496
Interest-bearing liabilities:
NOW/IOLA	$72,354	$115	0.64%	$82,849	$218	1.06%
Money market	827,948	8,411	4.12%	544,563	6,292	4.65%
Savings	105,171	26	0.10%	113,501	28	0.10%
Certificates of deposit	794,270	7,754	3.96%	629,528	6,380	4.08%
Total deposits	1,799,743	16,306	3.67%	1,370,441	12,918	3.79%
Advance payments by borrowers	12,445	2	0.07%	12,886	2	0.06%
Borrowings	568,601	5,486	3.91%	771,070	7,923	4.13%
Total interest-bearing liabilities	2,380,789	21,794	3.71%	2,154,397	20,843	3.89%
Non-interest-bearing liabilities:
Non-interest-bearing demand	196,627	—		198,862	—
Other non-interest-bearing liabilities	43,915	—		54,061	—
Total non-interest-bearing liabilities	240,542	—		252,923	—
Total liabilities	2,621,331	21,794		2,407,320	20,843
Total equity	510,849			493,176
Total liabilities and total equity	$3,132,180		3.71%	$2,900,496		3.89%
Net interest income		$22,203			$18,823
Net interest rate spread (5)			2.19%			1.82%
Net interest-earning assets (6)	$642,225			$639,533
Net interest margin (7)			2.98%			2.71%
Average interest-earning assets to interest-bearing liabilities			126.98%			129.69%

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

	For the Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$3,507	$2,965	$6,472
Securities (2)	(1,096)	(2)	(1,098)
Other	82	(1,125)	(1,043)
Total interest-earning assets	2,493	1,838	4,331
Interest-bearing liabilities:
NOW/IOLA	196	(299)	(103)
Money market	6,483	(4,364)	2,119
Savings	(3)	1	(2)
Certificates of deposit	2,302	(928)	1,374
Total deposits	8,978	(5,590)	3,388
Borrowings	(1,187)	(1,250)	(2,437)
Total interest-bearing liabilities	7,791	(6,840)	951
Change in net interest income	$(5,298)	$8,678	$3,380

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of March 31, 2025, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$93,090	(6.41%)
+300	94,880	(4.61%)
+200	96,612	(2.87%)
+100	97,944	(1.53%)
Level	99,470	— %
-100	100,089	0.62%
-200	100,711	1.25%
-300	100,406	0.94%
-400	99,742	0.27%

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

At March 31, 2025, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2025, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$422,169	$(108,730)	(20.48%)	14.69%	(2,048)
+300	451,948	(78,951)	(14.87%)	15.45%	(1,487)
+200	481,088	(49,811)	(9.38%)	16.15%	(938)
+100	507,965	(22,934)	(4.32%)	16.77%	(432)
Level	530,899	—	—%	17.25%	—
-100	550,268	19,369	3.65%	17.60%	365
-200	565,754	34,855	6.57%	17.83%	627
-300	585,025	54,126	10.20%	18.12%	1,020
-400	605,576	74,677	14.07%	18.43%	1,407

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

At March 31, 2025, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve left federal funds rate unchanged at 4.25% to 4.50% during its March 2025 meeting, though it is still anticipated that they may reduce interest rates by around 50bps this year. Our net interest income may also be positively impacted if the demand for loans increases due to the rate decreases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2025, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2025, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$97,780	$97,780	$97,780	$97,780	$97,780	$—	$97,780	$32,113	$129,893
Securities (1)	29,070	80,508	109,610	163,131	282,078	196,910	478,988	(17,394)	461,594
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	505,883	766,603	1,126,386	1,575,451	2,290,196	84,937	2,375,133	4,365	2,379,498
FHLBNY stock	—	—	—	—	—	—	—	25,807	25,807
Other assets	—	—	—	—	—	—	—	92,795	92,795
Total	$632,982	$945,140	$1,334,025	$1,836,611	$2,670,303	$281,847	$2,952,150	$137,686	$3,089,836
Liabilities:
Non-maturity deposits	$67,467	$134,934	$269,868	$539,732	$959,924	$72,920	1,032,844	$194,438	$1,227,282
Certificates of deposit	328,886	498,901	701,606	726,595	777,665	—	777,665	—	777,665
Borrowings	—	—	100,000	279,000	521,100	—	521,100	—	521,100
Other liabilities	—	—	—	—	—	—	—	49,903	49,903
Total liabilities	396,353	633,835	1,071,474	1,545,327	2,258,689	72,920	2,331,609	244,341	2,575,950
Capital	—	—	—	—	—	—	—	513,886	513,886
Total liabilities and capital	$396,353	$633,835	$1,071,474	$1,545,327	$2,258,689	$72,920	$2,331,609	$758,227	$3,089,836
Asset/liability gap	$236,629	$311,305	$262,551	$291,284	$411,614	$208,927	$620,541
Gap/assets ratio	159.70%	149.11%	124.50%	118.85%	118.22%	386.52%	126.61%

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

	December 31, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,361	$104,361	$104,361	$104,361	$104,361	$—	$104,361	$35,478	$139,839
Securities (1)	23,921	56,636	107,958	160,603	288,893	203,742	492,635	(19,727)	472,908
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	267,730	415,218	923,776	1,425,128	2,210,873	81,816	2,292,689	4,646	2,297,335
FHLBNY stock	29,182	29,182	29,182	29,182	29,182	—	29,182	—	29,182
Other assets	—	—	—	—	—	—	—	100,425	100,425
Total	$425,443	$605,646	$1,165,526	$1,719,523	$2,633,558	$285,558	$2,919,116	$120,822	$3,039,938
Liabilities:
Non-maturity deposits	$60,746	$121,499	$243,005	$486,011	$870,025	$60,680	$930,705	$173,855	$1,104,560
Certificates of deposit	315,709	507,093	670,619	728,383	780,304	—	780,304	—	780,304
Borrowings	75,000	75,000	125,000	325,000	596,100	—	596,100	—	596,100
Other liabilities	—	—	—	—	—	—	—	53,474	53,474
Total liabilities	451,455	703,592	1,038,624	1,539,394	2,246,429	60,680	2,307,109	227,329	2,534,438
Capital	—	—	—	—	—	—	—	505,500	505,500
Total liabilities and capital	$451,455	$703,592	$1,038,624	$1,539,394	$2,246,429	$60,680	$2,307,109	$732,829	$3,039,938
Asset/liability gap	$(26,012)	$(97,946)	$126,902	$180,129	$387,129	$224,878	$612,007
Gap/assets ratio	94.24%	86.08%	112.22%	111.70%	117.23%	470.60%	126.53%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $521.1 million and $571.1 million of outstanding term advances from FHLBNY at March 31, 2025 and December 31, 2024, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2025 and $25.0 million of overnight line of credit advance from the FHLBNY at December 31, 2024.

Net cash provided by operating activities was $13.1 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($67.8) million and ($80.1) million for the three months ended March 31, 2025 and 2024, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $44.8 million and $74.2 million for the three months ended March 31, 2025 and 2024, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At March 31, 2025 and December 31, 2024, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2025 and December 31, 2024, the Company had outstanding commitments to originate loans and extend credit of $390.2 million and $411.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2025 totaled $610.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. The company paid and accrued $0.3 million for the three months ended March 31, 2025 and $0.6 million for the year ended December 31, 2024.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $7.8 million for the three months ended March 31, 2025. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.5 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $3.4 million for the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2025, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2024 Form 10-K or our other SEC filings.

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

Ponce Financial Group, Inc. (Registrant)

Date: May 6, 2025	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 6, 2025	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer