Form 10-Q
period 2025-06-30
Ponce Financial Group, Inc.
filed 2025-08-06
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2025, the registrant had 24,001,125 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2025 and December 31, 2024

(Dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$35,767	$35,478
Interest-bearing deposits	90,872	104,361
Total cash and cash equivalents	126,639	139,839
Available-for-sale securities, at fair value (Note 3)	96,562	104,970
Held-to-maturity securities, net of allowance for credit losses of $199 at June 30, 2025 and $216 at December 31, 2024; at amortized cost (fair value 2025 $329,279; 2024 $355,294) (Note 3)	336,879	367,938
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	5,703	10,736
Loans receivable, net of allowance for credit losses of $24,100 at June 30, 2025 and $22,502 at December 31, 2024 (Note 5)	2,458,712	2,286,599
Accrued interest receivable	19,126	17,771
Premises and equipment, net	16,067	16,794
Right of use assets (Note 6)	28,806	29,093
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	26,620	29,182
Deferred tax assets	12,143	12,074
Other assets	26,363	24,693
Total assets	$3,153,869	$3,039,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,042,209	$1,884,864
Operating lease liabilities	30,501	30,696
Accrued interest payable	4,161	3,712
Advance payments by borrowers for taxes and insurance	10,942	10,349
Borrowings (Note 8)	536,100	596,100
Other liabilities	8,868	8,717
Total liabilities	2,632,781	2,534,438
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of June 30, 2025 and as of December 31, 2024.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both June 30, 2025 and December 31, 2024; 23,984,800 shares outstanding as of June 30, 2025 and 23,961,214 shares outstanding as of December 31, 2024	249	249
Treasury stock, at cost; 901,911 shares as of June 30, 2025 and 925,497 shares as of December 31, 2024	(7,404)	(7,707)
Additional paid-in-capital	208,275	207,319
Retained earnings	119,250	107,754
Accumulated other comprehensive loss (Note 13)	(13,047)	(15,297)
Unearned compensation ─ ESOP; 1,235,116 shares as of June 30, 2025 and 1,301,988 shares as of December 31, 2024	(11,235)	(11,818)
Total stockholders' equity	521,088	505,500
Total liabilities and stockholders' equity	$3,153,869	$3,039,938

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest on loans receivable	$40,291	$31,281	$77,427	$61,945
Interest on deposits due from banks	807	1,542	2,475	4,453
Interest and dividend on securities and FHLBNY stock	4,762	5,969	9,955	12,060
Total interest and dividend income	45,860	38,792	89,857	78,458
Interest expense:
Interest on certificates of deposit	7,382	6,358	15,136	12,738
Interest on other deposits	9,058	7,389	17,612	13,929
Interest on borrowings	4,994	7,141	10,480	15,064
Total interest expense	21,434	20,888	43,228	41,731
Net interest income	24,426	17,904	46,629	36,727
Provision (benefit) for credit losses (Note 3) (Note 5) (1)	1,626	(867)	1,341	(883)
Net interest income after provision (benefit) for credit losses	22,800	18,771	45,288	37,610
Non-interest income:
Service charges and fees	511	492	1,036	965
Brokerage commissions	—	9	4	17
Late and prepayment charges	530	426	1,227	785
Income on sale of mortgage loans	169	274	317	576
Income on sale of SBA loans	—	—	404	—
Grant income	428	—	428	—
Other	422	1,057	1,025	1,622
Total non-interest income	2,060	2,258	4,441	3,965
Non-interest expense:
Compensation and benefits	7,627	7,724	15,407	15,568
Occupancy and equipment	3,907	3,564	7,820	7,231
Data processing expenses	1,188	1,013	2,340	2,140
Direct loan expenses	241	633	629	1,365
Insurance and surety bond premiums	297	263	612	516
Office supplies, telephone and postage	174	233	344	482
Professional fees	1,367	1,369	2,731	3,092
Microloans recoveries	—	(65)	—	(118)
Marketing and promotional expenses	266	145	349	245
Federal deposit insurance and regulatory assessment(2)	546	428	1,007	817
Other operating expenses (2)	1,256	1,333	2,518	2,088
Total non-interest expense (1)	16,869	16,640	33,757	33,426
Income before income taxes	7,991	4,389	15,972	8,149
Provision for income taxes	1,891	1,197	3,913	2,543
Net income	$6,100	$3,192	$12,059	$5,606
Dividends on preferred shares	282	75	563	75
Net income available to common stockholders	$5,818	$3,117	$11,496	$5,531
Earnings per common share (Note 9):
Basic	$0.26	$0.14	$0.51	$0.25
Diluted	$0.25	$0.14	$0.50	$0.25
Weighted average common shares outstanding (Note 9):
Basic	22,716,615	22,409,803	22,689,914	22,381,647
Diluted	22,947,769	22,419,309	22,920,841	22,393,018

(1) For the three and six months ended June 30, 2024, benefit for contingencies in the amount of $0.5 million and $0.3 million, respectively, were reclassified from total non-interest expense to provision (benefit) for credit losses.

(2) For the three months and six months ended June 30, 2024, $0.3 million and $0.6 million, respectively, of federal deposit insurance was reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.1 million and $0.2 million, respectively, of directors fees were reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended June 30, 2025 and 2024

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$6,100	$3,192	$12,059	$5,606
Net change in unrealized gain (losses) on securities:
Unrealized gain (losses)	595	42	2,859	(1,154)
Income (tax) benefit effect	(127)	(9)	(609)	246
Total other comprehensive income (loss), net of tax	468	33	2,250	(908)
Total comprehensive income	6,568	3,225	14,309	4,698
Less: Dividends on preferred shares	282	75	563	75
Total comprehensive income available to common stockholders	$6,286	$3,150	$13,746	$4,623

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred Stock Dividend							(281)			(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886
Net income	—	—	—	—	—	—	6,100	—	—	6,100
Preferred Stock Dividend		—	—	—	—	—	(282)	—	—	(282)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	468	—	468
Release of restricted stock units	—	—	18,609	—	237	(237)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	171	—	—	292	463
Share-based compensation	—	—	—	—	—	453	—	—	—	453
Balance, June 30, 2025	225,000	$225,000	23,984,800	$249	$(7,404)	$208,275	$119,250	$(13,047)	$(11,235)	$521,088

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682
Net income	—	—	—	—	—	—	3,192	—	—	3,192
Preferred Stock Dividend		—	—	—	—	—	(75)	—	—	(75)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	33	—	33
Release of restricted stock units	—	—	21,235	—	183	(183)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	14	—	—	292	306
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, June 30, 2024	225,000	$225,000	23,811,732	$249	$(9,519)	$207,934	$102,951	$(16,557)	$(12,401)	$497,657

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2025 and 2024

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$12,059	$5,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	(39)	(73)
Gain on sale of loans	(721)	(576)
Provision (benefit) for credit losses	1,341	(555)
Depreciation and amortization	2,427	2,260
ESOP compensation expense	1,053	626
Share-based compensation expense	955	1,036
Deferred income taxes	(678)	1,406
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, fair value	5,350	(4,651)
(Increase) decrease in accrued interest receivable	(1,355)	569
(Increase) decrease in other assets	(1,670)	3,216
Increase (decrease) in accrued interest payable	449	(5,145)
Decrease in operating lease liabilities	(1,355)	(1,249)
Increase in advance payments by borrowers	593	60
Increase (decrease) in other liabilities	852	(3,622)
Net cash provided by (used in) operating activities	19,261	(1,092)
Cash Flows From Investing Activities:
Net redemption and (purchase) of FHLBNY stock	2,562	(4,580)
Proceeds from maturities, calls and principal repayments on securities	42,382	25,511
Proceeds from sale of loans	5,738	—
Net increase in loans	(179,518)	(142,513)
Purchase of loans	—	(5,956)
Purchases of premises and equipment	(407)	(1,846)
Net cash used in investing activities	(129,243)	(129,384)
Cash Flows From Financing Activities:
Net increase in deposits	157,345	98,477
Net repayments from borrowings	(60,000)	(4,000)
Dividends paid on preferred stock	(563)	(25)
Net cash provided by financing activities	96,782	94,452
Net decrease in cash and cash equivalents	(13,200)	(36,024)
Cash and cash equivalents at beginning of period	139,839	139,190
Cash and cash equivalents at end of period	$126,639	$103,166
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$42,778	$46,876
Cash paid for income taxes	$3,335	$305
Supplemental Disclosures of Noncash Investing Activities:
Transferred from loans receivable to mortgage loans held for sale, at fair value	$—	$22,557

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

The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiary Ponce Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on net income or comprehensive income. Refer to the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 for details on the reclassification.

Note 2. Preferred Stock

On June 7, 2022 (the “Original Closing Date”), the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends accrued or were due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates and/or to qualify for the purchase option under the Repurchase Agreement (as described below).

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million for the six months ended June 30, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 12 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and June 30, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,997	$—	$(71)	$2,926
Corporate Bonds	15,756	—	(1,161)	14,595
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	32,540	—	(5,339)	27,201
FHLMC Certificates	8,488	—	(938)	7,550
FNMA Certificates	53,275	—	(9,072)	44,203
GNMA Certificates	85	2	—	87
Total available-for-sale securities	$113,141	$2	$(16,581)	$96,562

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(8)	$24,992
Corporate Bonds	22,500	31	(358)	22,173
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	174,379	105	(4,659)	169,825
FHLMC Certificates	3,182	—	(170)	3,012
FNMA Certificates	98,441	—	(2,787)	95,654
SBA Certificates	13,576	49	(2)	13,623
Allowance for Credit Losses	(199)	—	—	—
Total held-to-maturity securities	$336,879	$185	$(7,984)	$329,279

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

The Company’s securities portfolio had 37 and 39 available-for-sale securities and 30 and 31 held-to-maturity securities at June 30, 2025 and December 31, 2024, respectively. There were no available-for-sale and held-to-maturity securities sold during the six months ended June 30, 2025 and for the year ended December 31, 2024. There were two available-for-sale securities in the total amount of $6.0 million and one held-to-maturity security in the amount of $10.0 million that matured and/or were called during the six months ended June 30, 2025. There was one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured and/or were called during the year ended December 31, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2025 and during the year ended December 31, 2024.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,926	$(71)	$2,926	$(71)
Corporate Bonds	986	(14)	13,609	(1,147)	14,595	(1,161)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	27,201	(5,339)	27,201	(5,339)
FHLMC Certificates	—	—	7,550	(938)	7,550	(938)
FNMA Certificates	—	—	44,203	(9,072)	44,203	(9,072)
Total available-for-sale securities	$986	$(14)	$95,489	$(16,567)	$96,475	$(16,581)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,992	$(8)	$24,992	$(8)
Corporate Bonds	—	—	5,142	(358)	5,142	(358)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	66,577	(431)	93,507	(4,228)	160,084	(4,659)
FHLMC Certificates	—	—	3,012	(170)	3,012	(170)
FNMA Certificates	4,216	(26)	91,438	(2,761)	95,654	(2,787)
SBA Certificates	5,547	(2)	—	—	5,547	(2)
Total held-to-maturity securities	$76,340	$(459)	$218,091	$(7,525)	$294,431	$(7,984)

	December 31, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,873	$(121)	$2,873	$(121)
Corporate Bonds	—	—	15,394	(1,368)	15,394	(1,368)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	28,535	(5,991)	28,535	(5,991)
FHLMC Certificates	—	—	7,662	(1,366)	7,662	(1,366)
FNMA Certificates	—	—	45,407	(10,602)	45,407	(10,602)
Total available-for-sale securities	$—	$—	$99,871	$(19,448)	$99,871	$(19,448)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,960	$(40)	$24,960	$(40)
Corporate Bonds	—	—	29,965	(535)	29,965	(535)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,112	(1,728)	98,470	(5,324)	179,582	(7,052)
FHLMC Certificates	—	—	3,006	(223)	3,006	(223)
FNMA Certificates	4,691	(69)	95,612	(5,045)	100,303	(5,114)
Total held-to-maturity securities	$85,803	$(1,797)	$252,013	$(11,167)	$337,816	$(12,964)

At June 30, 2025 and December 31, 2024, the Company had 36 and 37 available-for-sale securities and 26 and 27 held-to-maturity securities at June 30, 2025 and December 31, 2024, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2025 and December 31, 2024. The unrealized losses related

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2025 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at June 30, 2025. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2025
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	2,997	2,926
More than one year through five years	—	—
More than five years through ten years	—	—
	2,997	2,926
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	2,000	1,233
More than five years through ten years	13,756	13,362
	15,756	14,595
Mortgage-Backed Securities	94,388	79,041
Total available-for-sale securities	$113,141	$96,562
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$25,000	$24,992
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	—	—
	25,000	24,992
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	15,000	15,007
More than five years through ten years	7,500	7,166
	22,500	22,173
Mortgage-Backed Securities	289,578	282,114
Allowance for Credit Losses	(199)	—
Total held-to-maturity securities	$336,879	$329,279

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2025 and December 31, 2024, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses on securities at beginning of period	$216	$398
Benefit for credit losses	(17)	(182)
Allowance for credit losses on securities at end of period	$199	$216

At June 30, 2025 and December 31, 2024, the entire allowance for credit losses on securities was allocated to corporate bonds.

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value options:

	June 30,	December 31,
	2025	2024
	(in thousands)
Mortgage loans held-for-sale, at fair value	$5,703	$10,736
Mortgage loans held-for-sale, contractual principal outstanding	5,675	10,674
Fair value less unpaid principal balance	$28	$62

At June 30, 2025 and December 31, 2024, the Company had 6 loans and 17 loans in the amount of $5.7 million and $10.7 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At June 30, 2025 and December 31, 2024, there were $4.4 million, for both periods, in loans held-for-sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,488	$330,053
Owner-Occupied	134,862	142,363
Multifamily residential	693,670	670,159
Nonresidential properties	404,512	389,898
Construction and land	883,462	733,660
Total mortgage loans	2,433,994	2,266,133
Nonmortgage loans:
Business loans	47,372	40,849
Consumer loans	840	1,038
Total non-mortgage loans	48,212	41,887
Total loans, gross	2,482,206	2,308,020
Net deferred loan origination costs	606	1,081
Allowance for Credit Losses	(24,100)	(22,502)
Loans receivable, net	$2,458,712	$2,286,599

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

The following tables present credit risk ratings by loan segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$440,256	$674,549	$403,167	$874,551	$45,791	$838	$2,439,152
Special mention	6,333	6,327	940	924	1,451	—	15,975
Substandard	5,761	12,794	405	7,987	130	2	27,079
Total	$452,350	$693,670	$404,512	$883,462	$47,372	$840	$2,482,206

	December 31, 2024
	Mortgage Loans				Nonmortgage Loans
				Construction			Total
	1-4 Family	Multifamily	Nonresidential	and Land	Business	Consumer	Loans
	(in thousands)
Risk Rating:
Pass	$461,043	$650,526	$387,496	$720,422	$39,628	$1,035	$2,260,150
Special mention	5,507	8,270	2,402	3,180	1,221	—	20,580
Substandard	5,866	11,363	—	10,058	—	3	27,290
Total	$472,416	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

An aging analysis of loans, as of June 30, 2025 and December 31, 2024, is as follows:

	June 30, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$315,023	$—	$606	$1,859	$317,488	$1,859	$—
Owner-Occupied	133,499	—	506	857	134,862	424	433
Multifamily residential	679,739	—	2,228	11,703	693,670	11,703	—
Nonresidential properties	400,756	3,348	3	405	404,512	405	—
Construction and land	878,655	—	—	4,807	883,462	4,807	—
Nonmortgage loans:
Business	45,017	1,456	123	776	47,372	276	500
Consumer	834	—	6	—	840	—	—
Total	$2,453,523	$4,804	$3,472	$20,407	$2,482,206	$19,474	$933

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$324,552	$2,275	$2,790	$436	$330,053	$436	$—
Owner-Occupied	137,926	1,670	909	1,858	142,363	1,858	—
Multifamily residential	652,267	5,119	2,502	10,271	670,159	10,271	—
Nonresidential properties	386,606	890	2,402	—	389,898	—	—
Construction and land	720,422	—	3,180	10,058	733,660	10,058	—
Nonmortgage loans:
Business	39,346	123	1,037	343	40,849	343	—
Consumer	1,035	—	3	—	1,038	—	—
Total	$2,262,154	$10,077	$12,823	$22,966	$2,308,020	$22,966	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three and six months ended June 30, 2025 and 2024, and as of and for the year ended December 31, 2024:

	For the Six Months Ended June 30, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,547)	(664)	3,859	597	(815)	672	(23)	2,079
Charge-offs	—	(38)	—	—	—	(444)	(3)	(485)
Recoveries	—	—	—	—	—	4	—	4
Balance, end of period	$2,601	$1,082	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$276	$—	$276
Ending balance: collectively evaluated for impairment	2,601	1,082	8,863	3,294	6,895	1,069	20	23,824
Total	$2,601	$1,082	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Loans:
Ending balance: individually evaluated for impairment	$1,859	$424	$11,703	$405	$4,807	$276	$—	$19,474
Ending balance: collectively evaluated for impairment	315,629	134,438	681,967	404,107	878,655	47,096	840	2,462,732
Total	$317,488	$134,862	$693,670	$404,512	$883,462	$47,372	$840	$2,482,206

	For the Three Months Ended June 30, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,307	$1,194	$7,840	$2,997	$6,646	$947	$43	$22,974
Provision (benefit) charged to expense	(706)	(112)	1,023	297	249	620	(23)	1,348
Charge-offs	—	—	—	—	—	(222)	—	(222)
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period	$2,601	$1,082	$8,863	$3,294	$6,895	$1,345	$20	$24,100

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(227)	(66)	(180)	(879)	1,989	500	(1,512)	(375)
Charge-offs	—	—	—	—	—	(52)	(2,049)	(2,101)
Recoveries	—	—	—	—	—	8	375	383
Balance, end of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
Ending balance: individually evaluated for impairment	$—	$81	$—	$—	$—	$396	$—	$477
Ending balance: collectively evaluated for impairment	4,188	1,865	4,185	2,297	6,796	591	3,662	23,584
Total	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
Loans:
Ending balance: individually evaluated for impairment	$436	$1,870	$5,754	$828	$4,807	$396	$—	$14,091
Ending balance: collectively evaluated for impairment	336,856	145,615	539,569	336,755	637,072	29,826	5,305	2,030,998
Total	$337,292	$147,485	$545,323	$337,583	$641,879	$30,222	$5,305	$2,045,089

	For the Three Months Ended June 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,257	$1,963	$4,214	$2,236	$6,403	$561	$5,030	$24,664
(Benefit) provision charged to expense	(69)	(17)	(29)	61	393	418	(877)	(120)
Charge-offs	—	—	—	—	—	—	(747)	(747)
Recoveries	—	—	—	—	—	8	256	264
Balance, end of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(267)	(228)	639	(472)	2,903	1,307	(2,366)	1,516
Charge-offs	—	—	—	(7)	—	(734)	(5,148)	(5,889)
Recoveries	—	—	—	—	—	9	712	721
Balance, end of year	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$343	$—	$343
Ending balance: collectively evaluated for impairment	4,148	1,784	5,004	2,697	7,710	770	46	22,159
Total	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Loans:
Ending balance: individually evaluated for impairment	$436	$1,858	$10,271	$—	$10,058	$343	$—	$22,966
Ending balance: collectively evaluated for impairment	329,617	140,505	659,888	389,898	723,602	40,506	1,038	2,285,054
Total	$330,053	$142,363	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to impaired loans as of and for the six months ended June 30, 2025 and 2024 and as of and for the year ended December 31, 2024:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,270	$2,283	$—	$2,283	$—	$2,494	$26
Multifamily residential	11,393	11,703	—	11,703	—	10,587	147
Nonresidential properties	395	405	—	405	—	203	2
Construction and land	4,807	4,807	—	4,807	—	8,308	—
Nonmortgage loans:
Business	276	—	276	276	276	263	3
Consumer	—	—	—	—	—	—	—
Total	$19,141	$19,198	$276	$19,474	$276	$21,855	$178

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Six Months Ended June 30, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,286	$1,858	$448	$2,306	$81	$2,501	$15
Multifamily residential	5,703	5,754	—	5,754	—	4,277	60
Nonresidential properties	824	828	—	828	—	423	7
Construction and land	4,807	4,807	—	4,807	—	5,881	1,059
Nonmortgage loans:
Business	396	—	396	396	396	277	5
Consumer	—	—	—	—	—	—	—
Total	$14,016	$13,247	$844	$14,091	$477	$13,359	$1,146

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,280	$2,294	$—	$2,294	$—	$2,420	$22
Multifamily residential	10,032	10,271	—	10,271	—	5,557	223
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	10,058	10,058	—	10,058	—	6,501	1,335
Nonmortgage loans:
Business	343	—	343	343	343	246	3
Consumer	—	—	—	—	—	—	—
Total	$22,713	$22,623	$343	$22,966	$343	$15,041	$1,583

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At June 30, 2025 and December 31, 2024, there was one loan in the amount of $0.2 million with modifications to a borrower experiencing financial difficulty.

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

At June 30, 2025 and December 31, 2024, there were 18 troubled debt restructured loans totaling $5.2 million of which $4.5 million are on accrual status for both periods. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At June 30, 2025 and December 31, 2024, the allowance for off-balance sheet credit losses was $2.1 million and $2.8 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the six months ended June 30, 2025 and 2024, the Company had $0.7 million in benefit for credit losses and $0.3 million in provision for credit losses, respectively.

The following table presents the activity in the allowance for off-balance-sheet credit losses:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses on unfunded commitment at beginning of period	$2,830	$3,613
Benefit for credit losses	(720)	(783)
Allowance for credit losses on unfunded commitment at end of period	$2,110	$2,830

Note 6. Leases

The Company has 17 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.6 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease ROU assets	$28,806	$29,093
Operating lease liabilities	30,501	30,696
Weighted-average remaining lease term-operating leases	11.8 years	12.0 years
Weighted average discount rate-operating leases	5.1%	5.1%

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,
		2025	2024	2025	2024
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,047	$1,021	$2,172	$2,047
Operating lease cost	Other operating expenses	4	19	4	22
Short-term lease cost	Other operating expenses	7	5	16	10
Variable lease cost	Occupancy and equipment	41	36	88	76
Total lease cost		$1,099	$1,081	$2,280	$2,155

The Company’s minimum annual rental payments under the terms of the leases are as follows at June 30, 2025:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2025	$1,940
2026	3,773
2027	3,607
2028	3,629
2029	3,176
Thereafter	24,393
Total Minimum payments required	40,518
Less: implied interest	10,017
Present value of lease liabilities	$30,501

Note 7. Deposits

Deposits at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Demand	$197,671	$169,178
Interest-bearing deposits:
NOW/IOLA accounts	63,626	62,616
Money market accounts	790,939	636,219
Reciprocal deposits	136,693	130,677
Savings accounts	102,759	105,870
Total NOW, money market, reciprocal and savings	1,094,017	935,382
Certificates of deposit of $250K or more	220,671	204,293
Brokered certificates of deposits (1)	69,531	94,531
Listing service deposits (1)	6,140	7,376
Certificates of deposit less than $250K	454,179	474,104
Total certificates of deposit	750,521	780,304
Total interest-bearing deposits	1,844,538	1,715,686
Total deposits	$2,042,209	$1,884,864

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(1)
At June 30, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. There was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

At June 30, 2025 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2025	$494,177
2026	184,345
2027	59,130
2028	8,103
2029	2,494
Thereafter	2,272
$750,521

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both June 30, 2025 and December 31, 2024.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at June 30, 2025 and December 31, 2024 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $521.1 million and $571.1 million of outstanding term advances from the FHLBNY at June 30, 2025 and December 31, 2024, respectively. The Bank had a $15.0 million overnight line of credit advance from the FHLBNY at June 30, 2025 and a $25.0 million overnight line of credit advance from the FHLBNY at December 31, 2024.

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at June 30, 2025 and December 31, 2024.

Borrowed funds at June 30, 2025 and December 31, 2024 consist of the following and are summarized by maturity and call date below:

	June 30, 2025			December 31, 2024
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$15,000	$15,000	4.55%	$25,000	$25,000	4.69%

FHLBNY Term advances ending:
2025	$50,000	$50,000	4.41%	$100,000	$100,000	4.48%
2026	200,000	200,000	4.25	200,000	200,000	4.25
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
2029	50,000	50,000	3.35	50,000	50,000	3.35
	$536,100	$536,100	3.86%	$596,100	$596,100	3.94%

Interest expense on advances totaled $5.0 million and $7.1 million for the three months ended June 30, 2025 and 2024, and $10.5 million and $15.1 million for the six months ended June 30, 2025 and 2024, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands except share data)

Net income available to common stockholders	$5,818	$3,117	$11,496	$5,531
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,984,800	23,811,732	23,974,722	23,800,294
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,268,185	1,401,929	1,284,808	1,418,647
Basic weighted average common shares outstanding	22,716,615	22,409,803	22,689,914	22,381,647
Basic earnings per common share	$0.26	$0.14	$0.51	$0.25
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	231,154	9,506	230,927	11,371
Diluted weighted average common shares outstanding	22,947,769	22,419,309	22,920,841	22,393,018
Diluted earnings per common share	$0.25	$0.14	$0.50	$0.25

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Commitments to grant mortgage loans	$231,946	$359,170
Unfunded commitments under lines of credit	127,824	52,329
Total commitments	$359,770	$411,499

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2025.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of June 30, 2025, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of June 30, 2025, the total unfunded commitment was $1.4 million.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of June 30, 2025, the fair value carrying amount of mortgages held for sale measured under the fair value option was $5.7 million and the aggregate unpaid principal amounted to $5.7 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,926	$2,926	$—	$—
Corporate bonds	14,595	246	14,349	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	27,201	—	27,201	—
FHLMC Certificates	7,550	—	7,550	—
FNMA Certificates	44,203	—	44,203	—
GNMA Certificates	87	—	87	—
Mortgage Loans Held for Sale, at fair value	5,703	—	5,703	—
	$102,265	$3,172	$99,093	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

		December 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,873	$2,873	$—	$—
Corporate bonds	20,404	330	20,074	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	28,535	—	28,535	—
FHLMC Certificates	7,662	—	7,662	—
FNMA Certificates	45,408	—	45,408	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	10,736	—	10,736	—
Interest rate swap	2,005	—	2,005	—
	$117,711	$3,203	$114,508	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$19,474	$—	$—	$19,474

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$22,966	$—	$—	$22,966

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2025 and 2024, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2025 and December 31, 2024, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2025
Financial assets:
Cash and cash equivalents	$126,639	$126,639	$—	$—	$126,639
Available-for-sale securities, at fair value	96,562	3,172	93,390	—	96,562
Held-to-maturity securities, at amortized cost, net	336,879	—	329,279	—	329,279
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	5,703	—	5,703	—	5,703
Loans receivable, net	2,458,712	—	—	2,448,877	2,448,877
Accrued interest receivable	19,126	—	19,126	—	19,126
FHLBNY stock	26,620	26,620	—	—	26,620
Financial liabilities:
Deposits:
Demand deposits	197,671	197,671	—	—	197,671
Interest-bearing deposits	1,094,017	1,094,017	—	—	1,094,017
Certificates of deposit	750,521	—	747,604	—	747,604
Advance payments by borrowers for taxes and insurance	10,942	—	10,942	—	10,942
Borrowings	536,100	—	531,758	—	531,758
Accrued interest payable	4,161	—	4,161	—	4,161

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$139,839	$139,839	$—	$—	$139,839
Available-for-sale securities, at fair value	104,970	3,203	101,767	—	104,970
Held-to-maturity securities, at amortized cost	367,938	—	355,294	—	355,294
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	10,736	—	10,736	—	10,736
Loans receivable, net	2,286,599	—	—	2,260,989	2,260,989
Accrued interest receivable	17,771	—	17,771	—	17,771
FHLBNY stock	29,182	29,182	—	—	29,182
Interest rate swap	2,005		2,005		2,005
Financial liabilities:
Deposits:
Demand deposits	169,178	169,178	—	—	169,178
Interest-bearing deposits	935,382	935,382	—	—	935,382
Certificates of deposit	780,304	—	778,603	—	778,603
Advance payments by borrowers for taxes and insurance	10,349	—	10,349	—	10,349
Borrowings	596,100	—	586,562	—	586,562
Interest rate swap	2,005	—	2,005	—	2,005
Accrued interest payable	3,712	—	3,712	—	3,712

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at June 30, 2025 and December 31, 2024. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2025 and December 31, 2024.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2025 and December 31, 2024, the applicable capital adequacy requirements specified below have been met.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.2% at June 30, 2025 and 13.5% at December 31, 2024.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$560,220	22.65%	$197,902	8.00%	$247,377	10.00%
Tier 1 Capital to Risk-Weighted Assets	534,011	21.59%	148,426	6.00%	197,902	8.00%
Common Equity Tier 1 Capital Ratio	309,011	12.49%	111,320	4.50%	160,795	6.50%
Tier 1 Capital to Total Assets	534,011	17.13%	124,713	4.00%	155,892	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$522,728	21.22%	$197,088	8.00%	$246,359	10.00%
Tier 1 Capital to Risk-Weighted Assets	496,519	20.15%	147,816	6.00%	197,088	8.00%
Common Equity Tier 1 Capital Ratio	496,519	20.15%	110,862	4.50%	160,134	6.50%
Tier 1 Capital to Total Assets	496,519	15.99%	124,240	4.00%	155,300	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$546,128	22.98%	$190,147	8.00%	$237,684	10.00%
Tier 1 Capital to Risk-Weighted Assets	520,796	21.91%	142,611	6.00%	190,147	8.00%
Common Equity Tier 1 Capital Ratio	295,796	12.44%	106,958	4.50%	154,495	6.50%
Tier 1 Capital to Total Assets	520,796	17.70%	117,715	4.00%	147,144	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$507,632	21.47%	$189,137	8.00%	$236,421	10.00%
Tier 1 Capital to Risk-Weighted Assets	482,300	20.40%	141,853	6.00%	189,137	8.00%
Common Equity Tier 1 Capital Ratio	482,300	20.40%	106,390	4.50%	153,674	6.50%
Tier 1 Capital to Total Assets	482,300	15.81%	122,011	4.00%	152,514	5.00%

As of June 30, 2025 and December 31, 2024, the Bank was in compliance with the applicable minimum capital requirements specified above.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	June 30, 2025
	December 31, 2024	Change	June 30, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$2,250	$(13,047)
Total	$(15,297)	$2,250	$(13,047)

	December 31, 2024
	December 31, 2023	Change	December 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$352	$(15,297)
Total	$(15,649)	$352	$(15,297)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousand)
Beginning balance	$7,765	$9,942	$7,671	$8,810
Originations	540	410	725	1,592
Payments	(49)	(1,049)	(140)	(1,099)
Ending balance	$8,256	$9,303	$8,256	$9,303

The Company held deposits in the amount of $7.9 million and $8.8 million from directors, executive officers and non-executive officers at June 30, 2025 and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at June 30, 2025 and December 31, 2024, and results of operations for the three and six months ended June 30, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

Federal Economic Relief Funds To Aid Lending

Emergency Capital Investment Program

On June 7, 2022 (the “Original Closing Date”), the Company issued 225,000 shares of the Company’s Preferred Stock, par value $0.01 (the “Preferred Stock”) for an aggregate purchase price equal to $225,000,000 in cash to the Treasury, pursuant to the Treasury’s ECIP. Under the ECIP, Treasury provided investment capital directly to depository institutions that are CDFIs or MDIs or their holding companies, to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, in low-income and underserved communities. No dividends accrued or were due for the first two years after issuance. For years three through ten, depending upon the level of qualified and/or deep impact lending made in targeted communities, as defined in the ECIP guidelines, dividends will be at an annual rate of either 2.0%, 1.25% or 0.5% and, thereafter, will be fixed at one of the foregoing rates. If we are unable to make qualified and/or deep impact loans at required levels, we will be required to pay dividends at the higher annual rates. Additionally, we may make qualified and/or deep impact loans that are riskier than we otherwise would in an effort to meet the lending requirements for the lower dividend rates and/or to qualify for the purchase option under the Repurchase Agreement (as described below).

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million for the six months ended June 30, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 12 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and June 30, 2025.

CDFI Financial Assistance Award

On February 6, 2025, the Bank received a $1.3 million grant from the U.S. Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFI’s to support their operations and expand services in economically distressed communities.

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

Ponce Bank Plan of Conversion

On May 13, 2025, the Company announced that its wholly-owned subsidiary, Ponce Bank, which is currently a federally chartered stock savings association, has adopted a plan of conversion to convert to a national bank. In connection with the conversion of Ponce Bank, the Company has filed an application with the Federal Reserve Board to become a bank holding company, which application is currently awaiting regulatory approval.

Ponce Bank is seeking to become a national bank in order to increase bank powers, including its eligibility to receive municipal deposits in New York. However, the Company and Ponce Bank do not expect any material changes in their core business as a result of the Company becoming a bank holding company and Ponce Bank becoming a national bank.

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

The allowance for credit losses is established as probable incurred losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.5 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.5 million.

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

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of June 30, 2025 and December 31, 2024, the Company had $650.4 million and $574.1 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.15 billion in assets, $2.46 billion in loans receivables, net of allowance for credit losses of $24.1 million, and $2.04 billion in deposits at June 30, 2025, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total consolidated assets increased $113.9 million, or 3.7%, to $3.15 billion at June 30, 2025 from $3.04 billion at December 31, 2024. The increase in total assets is largely attributable to increases of $172.1 million in net loans receivable, $1.7 million in other assets and $1.4 million in accrued interest receivable, partially offset by decreases of $31.1 million in held-to-maturity securities, $13.2 million in cash and cash equivalents, $8.4 million in available-for-sale securities, $5.0 million in mortgage loans held for sale and $2.6 million in FHLBNY stock.

Cash and Cash Equivalents. Cash and cash equivalents decreased $13.2 million, or 9.4%, to $126.6 million at June 30, 2025, compared to $139.8 million at December 31, 2024. The decrease in cash and cash equivalents was primarily the result of an increase of $179.5 million in net loans and a $60.0 million net repayment of borrowings. The decrease in cash and cash equivalents was offset primarily by an increase of $157.3 million in net deposits, $42.4 million in proceeds from maturities, calls and principal repayment on securities, $5.7 million from sale of loans and $2.6 million in net redemption of FHLBNY stock.

Securities. The Company securities portfolio decreased $8.4 million in available-for-sale and $31.1 million in held-to-maturity during the six months ended June 30, 2025. The decrease in the securities portfolio was primarily due to the call of two available-for-sale securities in the total amount of $6.0 million, the maturity of one held-to-maturity security in the amount of $10.0 million and changes in principal amount of the securities.

Gross Loans Receivable. The composition of gross loans receivable at June 30, 2025 and at December 31, 2024 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2025		December 31, 2024		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$317,488	12.9%	$330,053	14.3%	$(12,565)	(3.8%)
Owner-Occupied	134,862	5.4%	142,363	6.2%	(7,501)	(5.3%)
Multifamily residential	693,670	27.9%	670,159	29.0%	23,511	3.5%
Nonresidential properties	404,512	16.3%	389,898	16.9%	14,614	3.7%
Construction and land	883,462	35.6%	733,660	31.8%	149,802	20.4%
Total mortgage loans	2,433,994	98.1%	2,266,133	98.2%	167,861	7.4%
Nonmortgage loans:
Business loans	47,372	1.9%	40,849	1.8%	6,523	16.0%
Consumer loans	840	0.0%	1,038	0.0%	(198)	(19.1%)
	48,212	1.9%	41,887	1.8%	6,325	15.1%
Total	$2,482,206	100.0%	$2,308,020	100.0%	$174,186	7.5%

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 49.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $23.5 million, or 3.5%, when compared to December 31, 2024. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans increased $149.8 million, or 20.4%, when compared to December 31, 2024. The $149.8 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2025 and new commitments, offset by loans that were refinanced from construction and land loans to new permanent loan facilities.

Our commitments to grant new mortgage loans decreased by $127.2 million as of June 30, 2025 compared to December 31, 2024. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 76 construction and land mortgage loans with balances of $883.5 million as indicated in the table above. Of those loans, 38 loans with aggregate balances of $622.5 million, or 70.5%, of the total, have a percentage of completion of 80% or more. Within those 38 loans there are 22 loans with balances of $340.4 million that are 100% completed and the properties have received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2025 and December 31, 2024, approximately 3.6% and 3.5%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 200% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2025 and December 31, 2024, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 169.4% and 145.0%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 366.0% and 341.7% as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Bank was above the 100% guidelines established by the banking regulations and under the 200% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at June 30, 2025 decreased $5.0 million, or 46.9%, to $5.7 million from $10.7 million at December 31, 2024.

Deposits. The composition of deposits at June 30, 2025 and December 31, 2024 and changes in dollars and percentages are summarized as follows:

	June 30, 2025		December 31, 2024		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$197,671	9.8%	$169,178	9.0%	$28,493	16.8%
Interest-bearing deposits:
NOW/IOLA accounts	63,626	3.1%	62,616	3.3%	1,010	1.6%
Money market accounts	790,939	38.7%	636,219	33.8%	154,720	24.3%
Reciprocal deposits	136,693	6.7%	130,677	6.9%	6,016	4.6%
Savings accounts	102,759	5.0%	105,870	5.6%	(3,111)	(2.9%)
Total NOW, money market, reciprocal and savings	1,094,017	53.5%	935,382	49.6%	158,635	17.0%
Certificates of deposit of $250K or more	220,671	10.8%	204,293	10.8%	16,378	8.0%
Brokered certificates of deposit (1)	69,531	3.4%	94,531	5.0%	(25,000)	(26.4%)
Listing service deposits (1)	6,140	0.3%	7,376	0.4%	(1,236)	(16.8%)
Certificates of deposit less than $250K	454,179	22.2%	474,104	25.2%	(19,925)	(4.2%)
Total certificates of deposit	750,521	36.8%	780,304	41.4%	(29,783)	(3.8%)
Total interest-bearing deposits	1,844,538	90.2%	1,715,686	91.0%	128,852	7.5%
Total deposits	$2,042,209	100.0%	$1,884,864	100.0%	$157,345	8.3%

(1)
At June 30, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. There was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2025 and December 31, 2024. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at June 30, 2025 and December 31, 2024 of $521.1 million and $571.1 million in term advances from the FHLBNY. The Bank had one overnight line of credit advance in the amount of $15.0 million from the FHLBNY at June 30, 2025 and had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at June 30, 2025 and December 31, 2024. The Bank did not have any term and overnight line of credit advances from the FRBNY at June 30, 2025 and December 31, 2024.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $15.6 million, or 3.1%, to $521.1 million as of June 30, 2025 from $505.5 million as of December 31, 2024. The $15.6 million increase in stockholders’ equity was largely attributable to $12.1 million in net income, $2.3 million in other comprehensive income, $1.0 million impact to additional paid in capital as a result of share-based compensation and $0.9 million from release of ESOP shares, offset by $0.6 million in dividends on preferred shares.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

The discussion of the Company’s results of operations for the three months ended June 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $5.8 million for the three months ended June 30, 2025 compared to net income available to common stockholders of $3.1 million for the three months ended June 30, 2024. Earnings per basic share was $0.26 and diluted share was $0.25 for the three months ended June 30, 2025 compared to earnings per basic and diluted share of $0.14 for the three months ended June 30, 2024. The $2.7 million increase of net income available to common stockholders from the three months ended June 30, 2024, was due to an increase of $6.5 million in net interest income, partially offset by increases of $2.5 million in provision for credit losses, $0.7 million in provision for income taxes, $0.2 million in dividends on preferred shares and $0.2 million in non-interest expense and a decrease of $0.2 million in non-interest income. Net income for the three months ended June 30, 2025 and 2024, which excludes $0.3 million and $0.1 million, respectively, in dividends on preferred shares, were $6.1 million and $3.2 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$45,860	$38,792	$7,068	18.2%
Interest expense	21,434	20,888	546	2.6%
Net interest income	24,426	17,904	6,522	36.4%
Provision (benefit) for credit losses	1,626	(867)	2,493	(287.5%)
Net interest income after provision (benefit) for credit losses	22,800	18,771	4,029	21.5%
Non-interest income	2,060	2,258	(198)	(8.8%)
Non-interest expense	16,869	16,640	229	1.4%
Income before income taxes	7,991	4,389	3,602	82.1%
Provision for income taxes	1,891	1,197	694	58.0%
Net income	$6,100	$3,192	$2,908	91.1%
Dividends on preferred shares	282	75	207	276.0%
Net income available to common stockholders	$5,818	$3,117	$2,701	86.7%
Earnings per share:
Basic	$0.26	$0.14	$0.12	85.7%
Diluted	$0.25	$0.14	$0.11	78.6%

(1) For the three months ended June 30, 2024, benefit for contingencies in the amount of $0.5 million were reclassified from total non-interest expense to benefit for credit losses.

Interest and Dividend Income. Interest and dividend income increased $7.1 million, or 18.2%, to $45.9 million for the three months ended June 30, 2025 from $38.8 million for the three months ended June 30, 2024. Interest income on loans receivable, which is the Company’s primary source of income, increased $9.0 million, or 28.8%, to $40.3 million for the three months ended June 30, 2025 from $31.3 million for the three months ended June 30, 2024.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $1.9 million, or 25.9%, to $5.6 million for the three months ended June 30, 2025 from $7.5 million for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease of $1.2 million in interest on securities and $0.7 million in interest on deposits due from banks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,169	$7,407	$(238)	(3.2%)
Multifamily residential	10,165	6,975	3,190	45.7%
Nonresidential properties	5,737	4,449	1,288	29.0%
Construction and land	15,649	11,701	3,948	33.7%
Business loans	1,551	593	958	161.6%
Consumer loans	20	156	(136)	(87.2%)
Total interest income on loans receivable	$40,291	$31,281	$9,010	28.8%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$807	$1,542	$(735)	(47.7%)
Interest on securities	4,246	5,486	(1,240)	(22.6%)
Dividend on FHLBNY stock	516	483	33	6.8%
Total interest and dividend income	$5,569	$7,511	$(1,942)	(25.9%)

Interest Expense. Interest expense increased $0.5 million, or 2.6%, to $21.4 million for the three months ended June 30, 2025 from $20.9 million for the three months ended June 30, 2024.

The following table presents interest expense for the periods indicated

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$7,382	$6,358	$1,024	16.1%
Money market	8,930	7,209	1,721	23.9%
Savings	26	27	(1)	(3.7%)
NOW/IOLA	100	151	(51)	(33.8%)
Advance payments by borrowers	2	2	—	—%
Borrowings	4,994	7,141	(2,147)	(30.1%)
Total interest expense	$21,434	$20,888	$546	2.6%

Net Interest Income. Net interest income increased $6.5 million, or 36.4%, to $24.4 million for the three months ended June 30, 2025 from $17.9 million for the three months ended June 30, 2024. The $6.5 million increase in net interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to an increase of $7.1 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $0.5 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 75 basis points to 2.47% for the three months ended June 30, 2025 from 1.72% for the three months ended June 30, 2024. The increase in the net interest rate spread for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to and an increase in the average yields on interest-earning assets of 44 basis points to 6.13% for the three months ended June 30, 2025 from 5.69% for the three months ended June 30, 2024, and a decrease in the average rates paid on interest-bearing liabilities of 31 basis points to 3.66% for the three months ended June 30, 2025 from 3.97% for the three months ended June 30, 2024.

Net interest margin increased 65 basis points for the three months ended June 30, 2025, to 3.27% from 2.62% for the three months ended June 30, 2024.

Non-Interest Income. Non-interest income decreased $0.2 million, or 8.8%, to $2.1 million for the three months ended June 30, 2025 from $2.3 million for the three months ended June 30, 2024. The $0.2 million decrease in non-interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was largely attributable to decreases of $0.6 million in other non-interest income and $0.1 million in income on the sale of mortgage loans, partially offset by increases of $0.4 million in grant income from grants received from the CDFI and $0.1 million in late and prepayment charges.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$511	$492	$19	3.9%
Brokerage commissions	—	9	(9)	—%
Late and prepayment charges	530	426	104	24.4%
Income on sale of mortgage loans	169	274	(105)	(38.3%)
Grant income	428	—	428	—%
Other	422	1,057	(635)	(60.1%)
Total non-interest income	$2,060	$2,258	$(198)	(8.8%)

Non-Interest Expense. Non-interest expense increased $0.2 million, or 1.4%, to $16.9 million for the three months ended June 30, 2025 from $16.6 million for the three months ended June 30, 2024. The $0.2 million increase in non-interest expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 was mainly attributable to increases of $0.3 million in occupancy and equipment, $0.2 million in data processing expenses, $0.1 million in marketing and promotional expenses and $0.1 million in federal deposit insurance and regulatory assessment, partially offset by a decrease of $0.4 million in direct loan expenses.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,627	$7,724	$(97)	(1.3%)
Occupancy and equipment	3,907	3,564	343	9.6%
Data processing expenses	1,188	1,013	175	17.3%
Direct loan expenses	241	633	(392)	(61.9%)
Insurance and surety bond premiums	297	263	34	12.9%
Office supplies, telephone and postage	174	233	(59)	(25.3%)
Professional fees	1,367	1,369	(2)	(0.1%)
Microloans recoveries	—	(65)	65	—%
Marketing and promotional expenses	266	145	121	83.4%
Federal deposit insurance and regulatory assessment (2)	546	428	118	27.6%
Other operating expenses (2)	1,256	1,333	(77)	(5.8%)
Total non-interest expense (1)	$16,869	$16,640	$229	1.4%

(1) For the three months ended June 30, 2024, benefit for contingencies in the amount of $0.5 million were reclassified from total non-interest expense to benefit for credit losses.

(2) For the three months ended June 30, 2024, $0.3 million of federal deposit insurance was reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.1 million of directors fees were reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

Income Tax Provision. The Company had a provision for income taxes of $1.9 million for the three months ended June 30, 2025 compared to a provision for income taxes of $1.2 million for the three months ended June 30, 2024.

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

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,447,713	40,291	6.60%	$2,040,149	$31,281	6.17%
Securities (3)	449,858	4,246	3.79%	562,560	5,486	3.92%
Other (4)	102,252	1,323	5.19%	141,368	2,025	5.76%
Total interest-earning assets	2,999,823	45,860	6.13%	2,744,077	38,792	5.69%
Non-interest-earning assets	104,059			105,774
Total assets	$3,103,882			$2,849,851
Interest-bearing liabilities:
NOW/IOLA	$68,155	$100	0.59%	$72,932	$151	0.83%
Money market	864,688	8,930	4.14%	599,209	7,209	4.84%
Savings	104,243	26	0.10%	111,859	27	0.10%
Certificates of deposit	772,363	7,382	3.83%	635,850	6,358	4.02%
Total deposits	1,809,449	16,438	3.64%	1,419,850	13,745	3.89%
Advance payments by borrowers	14,934	2	0.05%	14,948	2	0.05%
Borrowings	521,375	4,994	3.84%	680,421	7,141	4.22%
Total interest-bearing liabilities	2,345,758	21,434	3.66%	2,115,219	20,888	3.97%
Non-interest-bearing liabilities:
Non-interest-bearing demand	203,349	—		188,920	—
Other non-interest-bearing liabilities	36,435	—		49,437	—
Total non-interest-bearing liabilities	239,784	—		238,357	—
Total liabilities	2,585,542	21,434		2,353,576	20,888
Total equity	518,340			496,275
Total liabilities and total equity	$3,103,882		3.66%	$2,849,851		3.97%
Net interest income		$24,426			$17,904
Net interest rate spread (5)			2.47%			1.72%
Net interest-earning assets (6)	$654,065			$628,858
Net interest margin (7)			3.27%			2.62%
Average interest-earning assets to interest-bearing liabilities			127.88%			129.73%

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

	For the Three Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$6,352	$2,658	$9,010
Securities (2)	(1,087)	(153)	(1,240)
Other	(556)	(146)	(702)
Total interest-earning assets	4,709	2,359	7,068
Interest-bearing liabilities:
NOW/IOLA	(11)	(40)	(51)
Money market	3,222	(1,501)	1,721
Savings	(2)	1	(1)
Certificates of deposit	1,386	(362)	1,024
Total deposits	4,595	(1,902)	2,693
Borrowings	(1,654)	(493)	(2,147)
Total interest-bearing liabilities	2,941	(2,395)	546
Change in net interest income	$1,768	$4,754	$6,522

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

The discussion of the Company’s results of operations for the six months ended June 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $11.5 million for the six months ended June 30, 2025 compared to net income available to common stockholders of $5.5 million for the six months ended June 30, 2024. Earnings per basic share was $0.51 and diluted share was $0.50 for the six months ended June 30, 2025 compared to earnings per basic and diluted share of $0.25 for six months ended June 30, 2024. The $6.0 million increase of net income available to common stockholders from the six months ended June 30, 2024, was due to increases of $9.9 million in net interest income and $0.5 million in non-interest income, partially offset by increases of $2.2 million in provision for credit losses, $1.4 million in provision for income taxes, $0.5 million in dividends on preferred shares and $0.3 million in non-interest expense. Net income for the six months ended June 30, 2025 and 2024, which excludes $0.6 million and $0.1 million in dividends on preferred shares, was $12.1 million and $5.6 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$89,857	$78,458	$11,399	14.5%
Interest expense	43,228	41,731	1,497	3.6%
Net interest income	46,629	36,727	9,902	27.0%
Provision (benefit) for credit losses (1)	1,341	(883)	2,224	(251.9%)
Net interest income after provision (benefit) for credit losses	45,288	37,610	7,678	20.4%
Non-interest income	4,441	3,965	476	12.0%
Non-interest expense (1)	33,757	33,426	331	1.0%
Income before income taxes	15,972	8,149	7,823	96.0%
Provision for income taxes	3,913	2,543	1,370	53.9%
Net income	12,059	5,606	6,453	115.1%
Dividends on preferred shares	563	75	488	650.7%
Net income available to common stockholders	$11,496	$5,531	$5,965	107.8%
Earnings per common share:
Basic	$0.51	$0.25	$0.26	104.0%
Diluted	$0.50	$0.25	$0.25	100.0%

(1) For the six months ended June 30, 2024, provision for contingencies in the amount of $0.3 million were reclassified from total non-interest expense to benefit for credit losses.

Interest and Dividend Income. Interest and dividend income increased $11.4 million, or 14.5%, to $89.9 million for the six months ended June 30, 2025 from $78.5 million for the six months ended June 30, 2024. Interest income on loans receivable, which is the Company’s primary source of income, increased $15.5 million, or 25.0%, to $77.4 million for the six months ended June 30, 2025 from $61.9 million for the six months ended June 30, 2024.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $4.1 million, or 24.7%, to $12.4 million for the six months ended June 30, 2025 from $16.5 million for the six months ended June 30, 2024. The decrease was primarily attributable to decreases of $2.3 million in interest on securities and $2.0 million in interest on deposits due from banks, offset by an increase of $0.2 million in dividend on FHLBNY stock.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$14,261	$14,953	$(692)	(4.6%)
Multifamily residential	19,315	13,896	5,419	39.0%
Nonresidential properties	11,414	8,808	2,606	29.6%
Construction and land	30,251	22,925	7,326	32.0%
Business loans	2,143	1,005	1,138	113.2%
Consumer loans	43	358	(315)	(88.0%)
Total interest income on loans receivable	$77,427	$61,945	$15,482	25.0%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2,475	$4,453	$(1,978)	(44.4%)
Interest on securities	8,767	11,105	(2,338)	(21.1%)
Dividend on FHLBNY stock	1,188	955	233	24.4%
Total interest and dividend income	$12,430	$16,513	$(4,083)	(24.7%)

Interest Expense. Interest expense increased $1.5 million, or 3.6%, to $43.2 million for the six months ended June 30, 2025 from $41.7 million for the six months ended June 30, 2024.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$15,136	$12,738	$2,398	18.8%
Money market	17,341	13,501	3,840	28.4%
Savings	52	55	(3)	(5.5%)
NOW/IOLA	215	369	(154)	(41.7%)
Advance payments by borrowers	4	4	—	—%
Borrowings	10,480	15,064	(4,584)	(30.4%)
Total interest expense	$43,228	$41,731	$1,497	3.6%

Net Interest Income. Net interest income increased $9.9 million, or 27.0%, to $46.6 million for the six months ended June 30, 2025 from $36.7 million for the six months ended June 30, 2024. The $9.9 million increase in net interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to an increase of $11.4 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $1.5 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 56 basis points to 2.33% for the six months ended June 30, 2025 from 1.77% for the six months ended June 30, 2024. The increase in the net interest rate spread for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to and an increase in the average yields on interest-earning assets of 32 basis points to 6.02% for the six months ended June 30, 2025 from 5.70% for the six months ended June 30, 2024, and a decrease in the average rates paid on interest-bearing liabilities of 24 basis points to 3.69% for the six months ended June 30, 2025 from 3.93% for the six months ended June 30, 2024.

Net interest margin increased 45 basis points for the six months ended June 30, 2025, to 3.12% from 2.67% for six months ended June 30, 2024.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve left federal funds rate unchanged at 4.25% to 4.50% during its July 2025 meeting, though it is still anticipated that they may reduce interest rates by around 50bps this year. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income increased $0.5 million, or 12.0%, to $4.4 million for the six months ended June 30, 2025 from $4.0 million for the six months ended June 30, 2024. The $0.5 million increase in non-interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to increases of $0.4 million in income on sale of SBA loans, $0.4 million in grant income and $0.4 million in late and prepayment charges, partially offset by decreases of $0.6 million in other non-interest income and $0.3 million in income on the sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,036	$965	$71	7.4%
Brokerage commissions	4	17	(13)	(76.5%)
Late and prepayment charges	1,227	785	442	56.3%
Income on sale of mortgage loans	317	576	(259)	(45.0%)
Income on sale of SBA loans	404	—	404	—%
Grant income	428	—	428	—%
Other	1,025	1,622	(597)	(36.8%)
Total non-interest income	$4,441	$3,965	$476	12.0%

Non-Interest Expense. Non-interest expense increased $0.3 million, or 1.0%, to $33.8 million for the six months ended June 30, 2025 from $33.4 million for the six months ended June 30, 2024. The $0.3 million increase in non-interest expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 was primarily attributable to increases of $0.6 million in occupancy and equipment, $0.4 million in other operating expense, $0.2 million in data processing expenses, partially offset by decreases of $0.7 million in direct loan expenses and $0.4 million in professional fee.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$15,407	$15,568	$(161)	(1.0%)
Occupancy and equipment	7,820	7,231	589	8.1%
Data processing expenses	2,340	2,140	200	9.3%
Direct loan expenses	629	1,365	(736)	(53.9%)
Insurance and surety bond premiums	612	516	96	18.6%
Office supplies, telephone and postage	344	482	(138)	(28.6%)
Professional fees	2,731	3,092	(361)	(11.7%)
Microloans recoveries	—	(118)	118	—%
Marketing and promotional expenses	349	245	104	42.4%
Federal deposit insurance and regulatory assessment (2)	1,007	817	190	23.3%
Other operating expenses (2)	2,518	2,088	430	20.6%
Total non-interest expense (1)	$33,757	$33,426	$331	1.0%

(1) For the six months ended June 30, 2024, benefit for contingencies in the amount of $0.3 million were reclassified from total non-interest expense to benefit for credit losses.

Income Tax Provision. The Company had a provision for income taxes of $3.9 million for the six months ended June 30, 2025 compared to a provision for income taxes of $2.5 million for six months ended June 30, 2024.

Credit Quality. Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty, including loans held for sale, decreased $3.6 million to $28.5 million at June 30, 2025 from $32.1 million at December 31, 2024.

During the six months ended June 30, 2025, a credit loss provision of $1.3 million on loans was recorded, consisting of $2.1 million charged on the funded portion and a benefit of $0.7 million on the unfunded portion on loans. During the six months ended June 30, 2024, a credit loss benefit of $0.7 million on loans were recorded, consisting of $0.4 million benefit on the funded portion and a benefit of $0.3 million on unfunded portion on loans.

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

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,408,788	77,427	6.48%	$2,009,706	$61,945	6.20%
Securities (3)	458,660	8,767	3.85%	569,397	11,105	3.92%
Other (4)	143,905	3,663	5.13%	189,899	5,408	5.73%
Total interest-earning assets	3,011,353	89,857	6.02%	2,769,002	78,458	5.70%
Non-interest-earning assets	106,600			106,172
Total assets	$3,117,953			$2,875,174
Interest-bearing liabilities:
NOW/IOLA	$70,243	$215	0.62%	$77,891	$369	0.95%
Money market	846,420	17,341	4.13%	571,886	13,501	4.75%
Savings	104,704	52	0.10%	112,680	55	0.10%
Certificates of deposit	783,256	15,136	3.90%	632,689	12,738	4.05%
Total deposits	1,804,623	32,744	3.66%	1,395,146	26,663	3.84%
Advance payments by borrowers	13,696	4	0.06%	13,917	4	0.06%
Borrowings	544,857	10,480	3.88%	725,745	15,064	4.17%
Total interest-bearing liabilities	2,363,176	43,228	3.69%	2,134,808	41,731	3.93%
Non-interest-bearing liabilities:
Non-interest-bearing demand	200,007	—		193,891	—
Other non-interest-bearing liabilities	40,155	—		51,749	—
Total non-interest-bearing liabilities	240,162	—		245,640	—
Total liabilities	2,603,338	43,228		2,380,448	41,731
Total equity	514,615			494,726
Total liabilities and total equity	$3,117,953		3.69%	$2,875,174		3.93%
Net interest income		$46,629			$36,727
Net interest rate spread (5)			2.33%			1.77%
Net interest-earning assets (6)	$648,177			$634,194
Net interest margin (7)			3.12%			2.67%
Average interest-earning assets to interest-bearing liabilities			127.43%			129.71%

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

	For the Six Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$12,095	$3,387	$15,482
Securities (2)	(2,184)	(154)	(2,338)
Other	(1,321)	(424)	(1,745)
Total interest-earning assets	8,590	2,809	11,399
Interest-bearing liabilities:
NOW/IOLA	(37)	(117)	(154)
Money market	6,426	(2,586)	3,840
Savings	(4)	1	(3)
Certificates of deposit	2,988	(590)	2,398
Total deposits	9,373	(3,292)	6,081
Borrowings	(3,786)	(798)	(4,584)
Total interest-bearing liabilities	5,587	(4,090)	1,497
Change in net interest income	$3,003	$6,899	$9,902

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income in both gradual and instantaneous changes to interest rates. As of June 30, 2025, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$96,600	(7.66%)
+300	98,942	(5.43%)
+200	101,202	(3.27%)
+100	103,260	(1.30%)
Level	104,618	— %
-100	105,536	0.88%
-200	106,184	1.50%
-300	105,794	1.12%
-400	105,020	0.38%

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

At June 30, 2025, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2025, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$432,100	$(108,819)	(20.12%)	14.62%	(2,012)
+300	462,495	(78,424)	(14.50%)	15.38%	(1,450)
+200	491,726	(49,193)	(9.09%)	16.08%	(909)
+100	518,452	(22,467)	(4.15%)	16.69%	(415)
Level	540,919	—	—%	17.15%	—
-100	560,066	19,147	3.54%	17.50%	354
-200	573,748	32,829	6.07%	17.68%	607
-300	592,207	51,288	9.48%	17.96%	948
-400	610,908	69,989	12.94%	18.24%	1,294

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

At June 30, 2025, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. The Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve left federal funds rate unchanged at 4.25% to 4.50% during its July 2025 meeting, though it is still anticipated that they may reduce interest rates by around 50bps this year. Our net interest income may also be positively impacted if the demand for loans increases due to the rate decreases, alone or in tandem with the concurrent inflationary pressures. We may be negatively impacted if we are unable to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2025, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2025, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$90,872	$90,872	$90,872	$90,872	$90,872	$—	$90,872	$35,767	$126,639
Securities (1)	57,148	75,769	111,271	183,533	319,024	131,090	450,114	(16,673)	433,441
Placement with banks	249	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	509,289	855,833	1,178,933	1,695,285	2,365,303	96,699	2,462,002	2,413	2,464,415
FHLBNY stock	—	—	—	—	—	—	—	26,620	26,620
Other assets	—	—	—	—	—	—	—	102,505	102,505
Total	$657,558	$1,022,723	$1,381,325	$1,969,939	$2,775,448	$227,789	$3,003,237	$150,632	$3,153,869
Liabilities:
Non-maturity deposits	$73,640	$147,275	$294,545	$589,090	$1,031,379	$61,306	1,092,685	$199,003	$1,291,688
Certificates of deposit	317,676	494,270	660,386	697,976	750,521	—	750,521	—	750,521
Borrowings	15,000	65,000	115,000	294,000	536,100	—	536,100	—	536,100
Other liabilities	—	—	—	—	—	—	—	54,472	54,472
Total liabilities	406,316	706,545	1,069,931	1,581,066	2,318,000	61,306	2,379,306	253,475	2,632,781
Capital	—	—	—	—	—	—	—	521,088	521,088
Total liabilities and capital	$406,316	$706,545	$1,069,931	$1,581,066	$2,318,000	$61,306	$2,379,306	$774,563	$3,153,869
Asset/liability gap	$251,242	$316,178	$311,394	$388,873	$457,448	$166,483	$623,931
Gap/assets ratio	161.83%	144.75%	129.10%	124.60%	119.73%	371.56%	126.22%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $521.1 million and $571.1 million of outstanding term advances from FHLBNY at June 30, 2025 and December 31, 2024, respectively. The Bank had $15.0 million of overnight line of credit advance from the FHLBNY at June 30, 2025 and $25.0 million of overnight line of credit advance from the FHLBNY at December 31, 2024.

Net cash provided by (used in) operating activities was $19.3 million and ($1.1) million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($129.2) million and ($129.4) million for the six months ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $96.8 million and $94.5 million for the six months ended June 30, 2025 and 2024, respectively.

The Bank’s management took steps to enhance the Company’s liquidity position by increasing its on balance sheet cash and cash equivalents position in order to meet unforeseen liquidity events and to fund upcoming funding needs.

At June 30, 2025 and December 31, 2024, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2025 and December 31, 2024, the Company had outstanding commitments to originate loans and extend credit of $359.8 million and $411.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2025 totaled $494.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million for the six months ended June 30, 2025 and $0.6 million for the year ended December 31, 2024.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $15.4 million for the six months ended June 30, 2025. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.1 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $6.8 million for the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2025, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Ponce Financial Group, Inc. (Registrant)

Date: August 5, 2025	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 5, 2025	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer