Form 10-Q
period 2025-09-30
Ponce Financial Group, Inc.
filed 2025-11-05
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2025, the registrant had 24,001,125 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2025 and December 31, 2024

(Dollars in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$29,296	$35,478
Interest-bearing deposits	117,283	104,361
Total cash and cash equivalents	146,579	139,839
Available-for-sale securities, at fair value (Note 3)	94,822	104,970
Held-to-maturity securities, net of allowance for credit losses of $228 at September 30, 2025 and $216 at December 31, 2024; at amortized cost (fair value 2025 $279,852; 2024 $355,294) (Note 3)	285,125	367,938
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	5,794	10,736
Loans receivable, net of allowance for credit losses of $24,764 at September 30, 2025 and $22,502 at December 31, 2024 (Note 5)	2,490,046	2,286,599
Accrued interest receivable	18,903	17,771
Premises and equipment, net	16,129	16,794
Right of use assets (Note 6)	28,295	29,093
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	25,945	29,182
Deferred tax assets	12,402	12,074
Other assets	32,790	24,693
Total assets	$3,157,079	$3,039,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,063,081	$1,895,213
Operating lease liabilities	30,028	30,696
Accrued interest payable	4,372	3,712
Borrowings (Note 8)	521,100	596,100
Other liabilities	8,663	8,717
Total liabilities	2,627,244	2,534,438
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 225,000 shares issued and outstanding as of September 30, 2025 and as of December 31, 2024.	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both September 30, 2025 and December 31, 2024; 24,001,125 shares outstanding as of September 30, 2025 and 23,961,214 shares outstanding as of December 31, 2024	249	249
Treasury stock, at cost; 885,586 shares as of September 30, 2025 and 925,497 shares as of December 31, 2024	(7,270)	(7,707)
Additional paid-in-capital	208,909	207,319
Retained earnings	125,477	107,754
Accumulated other comprehensive loss (Note 13)	(11,586)	(15,297)
Unearned compensation ─ ESOP; 1,201,680 shares as of September 30, 2025 and 1,301,988 shares as of December 31, 2024	(10,944)	(11,818)
Total stockholders' equity	529,835	505,500
Total liabilities and stockholders' equity	$3,157,079	$3,039,938

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest on loans receivable	$41,486	$32,945	$118,913	$94,890
Interest on deposits due from banks	978	2,430	3,453	6,883
Interest and dividend on securities and FHLBNY stock	4,383	5,918	14,338	17,978
Total interest and dividend income	46,847	41,293	136,704	119,751
Interest expense:
Interest on certificates of deposit	6,553	6,926	21,689	19,664
Interest on other deposits	9,996	8,519	27,608	22,448
Interest on borrowings	5,050	6,825	15,530	21,889
Total interest expense	21,599	22,270	64,827	64,001
Net interest income	25,248	19,023	71,877	55,750
Provision (benefit) for credit losses (Note 3) (Note 5) (1)	1,364	537	2,705	(346)
Net interest income after provision (benefit) for credit losses	23,884	18,486	69,172	56,096
Non-interest income:
Service charges and fees	539	508	1,575	1,473
Brokerage commissions	8	—	12	17
Late and prepayment charges	385	77	1,612	862
Income on sale of mortgage loans	166	218	483	794
Income on sale of SBA loans	—	—	404	—
Grant income	429	—	857	—
Other	(35)	348	990	1,970
Total non-interest income	1,492	1,151	5,933	5,116
Non-interest expense:
Compensation and benefits	7,868	7,674	23,275	23,242
Occupancy and equipment	3,934	3,786	11,754	11,017
Data processing expenses	1,296	1,099	3,636	3,239
Direct loan expenses	155	573	784	1,938
Insurance and surety bond premiums	318	292	930	808
Office supplies, telephone and postage	170	222	514	704
Professional fees	1,409	1,351	4,140	4,443
Microloans recoveries	—	(54)	—	(172)
Marketing and promotional expenses	184	180	533	425
Federal deposit insurance and regulatory assessment(2)	266	392	1,273	1,209
Other operating expenses (2)	1,018	1,051	3,536	3,139
Total non-interest expense (1)	16,618	16,566	50,375	49,992
Income before income taxes	8,758	3,071	24,730	11,220
Provision for income taxes	2,250	638	6,163	3,181
Net income	$6,508	$2,433	$18,567	$8,039
Dividends on preferred shares	281	281	844	356
Net income available to common stockholders	$6,227	$2,152	$17,723	$7,683
Earnings per common share (Note 9):
Basic	$0.27	$0.10	$0.78	$0.34
Diluted	$0.27	$0.10	$0.77	$0.34
Weighted average common shares outstanding (Note 9):
Basic	22,766,195	22,446,009	22,715,620	22,403,258
Diluted	23,135,448	22,612,028	22,992,655	22,466,178

(1) For the three and nine months ended September 30, 2024, benefit for contingencies in the amount of $0.3 million and $0.6 million, respectively, were reclassified from total non-interest expense to provision (benefit) for credit losses.

(2) For the three months and nine months ended September 30, 2024, $0.3 million and $0.9 million, respectively, of federal deposit insurance were reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.1 million and $0.3 million, respectively, of directors fees were reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2025 and 2024

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$6,508	$2,433	$18,567	$8,039
Net change in unrealized gain on securities:
Unrealized gain	1,852	4,912	4,711	3,758
Income tax effect	(391)	(1,041)	(1,000)	(795)
Total other comprehensive income, net of tax	1,461	3,871	3,711	2,963
Total comprehensive income	7,969	6,304	22,278	11,002
Less: Dividends on preferred shares	281	281	844	356
Total comprehensive income available to common stockholders	$7,688	$6,023	$21,434	$10,646

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred Stock Dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886
Net income	—	—	—	—	—	—	6,100	—	—	6,100
Preferred Stock Dividend		—	—	—	—	—	(282)	—	—	(282)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	468	—	468
Release of restricted stock units	—	—	18,609	—	237	(237)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	171	—	—	292	463
Share-based compensation	—	—	—	—	—	453	—	—	—	453
Balance, June 30, 2025	225,000	$225,000	23,984,800	$249	$(7,404)	$208,275	$119,250	$(13,047)	$(11,235)	$521,088
Net income	—	—	—	—	—	—	6,508	—	—	6,508
Preferred Stock Dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,461	—	1,461
Exercise of stock options	—	—	16,325	—	134	(23)	—	—	—	111
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	200	—	—	291	491
Share-based compensation	—	—	—	—	—	457	—	—	—	457
Balance, September 30, 2025	225,000	$225,000	24,001,125	$249	$(7,270)	$208,909	$125,477	$(11,586)	$(10,944)	$529,835

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	2,414	—	—	2,414
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(941)	—	(941)
Release of restricted stock units	—	—	4,977	—	45	(45)		—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	6	—	—	291	297
Share-based compensation	—	—	—	—	—	517	—	—	—	517
Balance, March 31, 2024	225,000	$225,000	23,790,497	$249	$(9,702)	$207,584	$99,834	$(16,590)	$(12,693)	$493,682
Net income	—	—	—	—	—	—	3,192	—	—	3,192
Preferred Stock Dividend		—	—	—	—	—	(75)	—	—	(75)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	33	—	33
Release of restricted stock units	—	—	21,235	—	183	(183)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	14	—	—	292	306
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, June 30, 2024	225,000	$225,000	23,811,732	$249	$(9,519)	$207,934	$102,951	$(16,557)	$(12,401)	$497,657
Net income	—	—	—	—	—	—	2,433	—	—	2,433
Preferred Stock Dividend				—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,871	—	3,871
Release of restricted stock units	—	—	7,731	—	74	(74)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	99	—	—	291	390
Share-based compensation	—	—	—	—	—	519	—	—	—	519
Balance, September 30, 2024	225,000	$225,000	23,819,463	$249	$(9,445)	$208,478	$105,103	$(12,686)	$(12,110)	$504,589

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2025 and 2024

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$18,567	$8,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums/discounts on securities, net	(54)	(82)
Gain on sale of loans	(887)	(794)
Provision for credit losses	2,705	235
Depreciation and amortization	3,578	3,484
ESOP compensation expense	1,573	1,028
Share-based compensation expense	1,413	1,555
Deferred income taxes	(1,328)	1,691
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	5,425	2,032
(Increase) decrease in accrued interest receivable	(1,132)	1,120
Increase in other assets	(8,097)	(26,669)
Increase (decrease) in accrued interest payable	660	(9,047)
Decrease in operating lease liabilities	(2,015)	(1,897)
Increase in other liabilities	245	3,650
Net cash provided by (used in) operating activities	20,653	(15,655)
Cash Flows From Investing Activities:
Net redemption and (purchase) of FHLBNY stock	3,237	(9,123)
Proceeds from maturities, calls and principal repayments on securities	97,714	70,940
Proceeds from sale of loans	6,653	—
Net increase in loans	(212,638)	(279,739)
Purchase of loans	—	(5,956)
Purchases of premises and equipment	(1,013)	(2,242)
Net cash used in investing activities	(106,047)	(226,120)
Cash Flows From Financing Activities:
Net increase in deposits	167,868	362,703
Stock options exercised	110	—
Net repayments from borrowings	(75,000)	(104,000)
Dividends paid on preferred stock	(844)	(306)
Net cash provided by financing activities	92,134	258,397
Net increase in cash and cash equivalents	6,740	16,622
Cash and cash equivalents at beginning of period	139,839	139,190
Cash and cash equivalents at end of period	$146,579	$155,812
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$64,167	$73,048
Cash paid for income taxes	$6,385	$1,363
Supplemental Disclosures of Noncash Investing Activities:
Transferred from loans receivable to mortgage loans held for sale, at fair value	$—	$824

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Nature of Business

Basis of Presentation and Consolidation:

Ponce Financial Group, Inc. (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”) is a financial holding company and the holding company of Ponce Bank, National Association. (“Ponce Bank” or the “Bank”), a national bank (See Note 15). The Company’s Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary Ponce Bank. All significant intercompany transactions and balances have been eliminated in consolidation. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company' Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (the "2024 Form 10-K").

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

Reclassification of Prior Periods Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on net income or comprehensive income. Refer to the Consolidated Statements of Financial Condition at December 31, 2024, Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024, and deposits (Note 7) for details on the reclassification.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million for the nine months ended September 30, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 13 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and September 30, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,998	$—	$(43)	$2,955
Corporate Bonds	14,752	—	(857)	13,895
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	31,686	—	(4,888)	26,798
FHLMC Certificates	8,192	—	(890)	7,302
FNMA Certificates	51,840	—	(8,051)	43,789
GNMA Certificates	81	2	—	83
Total available-for-sale securities	$109,549	$2	$(14,729)	$94,822

Held-to-Maturity Securities:
Corporate Bonds	$7,500	$35	$(230)	$7,305
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	167,024	90	(3,516)	163,598
FHLMC Certificates	3,156	5	(132)	3,029
FNMA Certificates	94,729	5	(1,792)	92,942
SBA Certificates	12,944	34	—	12,978
Allowance for Credit Losses	(228)	—	—	—
Total held-to-maturity securities	$285,125	$169	$(5,670)	$279,852

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

The Company’s securities portfolio had 36 and 39 available-for-sale securities and 28 and 31 held-to-maturity securities at September 30, 2025 and December 31, 2024, respectively. There were no available-for-sale and held-to-maturity securities sold during the nine months ended September 30, 2025 and for the year ended December 31, 2024. There were three available-for-sale securities in the total amount of $7.0 million and three held-to-maturity securities in the total amount of $50.0 million that matured and/or were called during the nine months ended September 30, 2025. There was one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured and/or were called during the year ended December 31, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2025 and during the year ended December 31, 2024.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,955	$(43)	$2,955	$(43)
Corporate Bonds	—	—	12,645	(857)	12,645	(857)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	26,798	(4,888)	26,798	(4,888)
FHLMC Certificates	—	—	7,302	(890)	7,302	(890)
FNMA Certificates	—	—	43,789	(8,051)	43,789	(8,051)
Total available-for-sale securities	$—	$—	$93,489	$(14,729)	$93,489	$(14,729)
Held-to-Maturity Securities:
Corporate Bonds	$—	$—	$5,270	$(230)	$5,270	$(230)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	154,468	(3,516)	154,468	(3,516)
FHLMC Certificates	—	—	609	(132)	609	(132)
FNMA Certificates	—	—	88,960	(1,792)	88,960	(1,792)
Total held-to-maturity securities	$—	$—	$249,307	$(5,670)	$249,307	$(5,670)

	December 31, 2024
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,873	$(121)	$2,873	$(121)
Corporate Bonds	—	—	15,394	(1,368)	15,394	(1,368)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	28,535	(5,991)	28,535	(5,991)
FHLMC Certificates	—	—	7,662	(1,366)	7,662	(1,366)
FNMA Certificates	—	—	45,407	(10,602)	45,407	(10,602)
Total available-for-sale securities	$—	$—	$99,871	$(19,448)	$99,871	$(19,448)
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$24,960	$(40)	$24,960	$(40)
Corporate Bonds	—	—	29,965	(535)	29,965	(535)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	81,112	(1,728)	98,470	(5,324)	179,582	(7,052)
FHLMC Certificates	—	—	3,006	(223)	3,006	(223)
FNMA Certificates	4,691	(69)	95,612	(5,045)	100,303	(5,114)
Total held-to-maturity securities	$85,803	$(1,797)	$252,013	$(11,167)	$337,816	$(12,964)

At September 30, 2025 and December 31, 2024, the Company had 33 and 37 available-for-sale securities and 21 and 27 held-to-maturity securities at September 30, 2025 and December 31, 2024, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2025 and December 31, 2024. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2025 represents a credit

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at September 30, 2025. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2025
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	2,998	2,955
More than one year through five years	—	—
More than five years through ten years	—	—
	2,998	2,955
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	1,000	458
More than five years through ten years	13,752	13,437
	14,752	13,895
Mortgage-Backed Securities	91,799	77,972
Total available-for-sale securities	$109,549	$94,822
Held-to-Maturity Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	7,500	7,305
	7,500	7,305
Mortgage-Backed Securities	277,853	272,547
Allowance for Credit Losses	(228)	—
Total held-to-maturity securities	$285,125	$279,852

At September 30, 2025 and December 31, 2024, no securities were pledged as collateral for borrowing activities.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2025	December 31, 2024
	(in thousands)
Allowance for credit losses on securities at beginning of period	$216	$398
Benefit for credit losses	12	(182)
Allowance for credit losses on securities at end of period	$228	$216

At September 30, 2025 and December 31, 2024, the entire allowance for credit losses on securities was allocated to corporate bonds.

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value options:

	September 30,	December 31,
	2025	2024
	(in thousands)
Mortgage loans held-for-sale, at fair value	$5,794	$10,736
Mortgage loans held-for-sale, contractual principal outstanding	5,774	10,674
Fair value less unpaid principal balance	$20	$62

At September 30, 2025 and December 31, 2024, the Company had 7 loans and 17 loans in the amount of $5.8 million and $10.7 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At September 30, 2025 and December 31, 2024, there were $4.4 million, for both periods, in loans held-for-sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$311,728	$330,053
Owner-Occupied	132,874	142,363
Multifamily residential	688,574	670,159
Nonresidential properties	436,175	389,898
Construction and land	886,369	733,660
Total mortgage loans	2,455,720	2,266,133
Nonmortgage loans:
Business loans	58,012	40,849
Consumer loans	727	1,038
Total non-mortgage loans	58,739	41,887
Total loans, gross	2,514,459	2,308,020
Net deferred loan origination costs	351	1,081
Allowance for Credit Losses	(24,764)	(22,502)
Loans receivable, net	$2,490,046	$2,286,599

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize total loans by year of origination and internally assigned credit risk ratings:

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
September 31, 2025
Mortgage Loans:
1-4 Family Investor Owned
Pass	$765	$2,703	$25,855	$50,926	$43,391	$177,800	$301,440
Special mention	—	—	844	—	1,590	3,394	5,828
Substandard	—	—	—	—	644	3,816	4,460
Total 1-4 Family Investor Owned	765	2,703	26,699	50,926	45,625	185,010	311,728
1-4 Family Owner Occupied
Pass	18	1,341	18,908	48,782	10,689	50,111	129,849
Special mention	—	—	—	—	464	—	464
Substandard	—	—	—	—	431	2,130	2,561
Total 1-4 Family Owner Occupied	18	1,341	18,908	48,782	11,584	52,241	132,874
Multifamily residential
Pass	71,436	113,456	75,113	157,777	62,050	187,747	667,579
Special mention	—	—	—	—	4,347	1,361	5,708
Substandard	—	—	5,057	—	—	10,230	15,287
Total Multifamily residential	71,436	113,456	80,170	157,777	66,397	199,338	688,574
Nonresidential properties
Pass	78,241	78,117	28,188	75,439	60,127	112,495	432,607
Special mention	—	—	—	2,632	—	936	3,568
Substandard	—	—	—	—	—	—	—
Total Nonresidential properties	78,241	78,117	28,188	78,071	60,127	113,431	436,175
Construction and Land
Pass	182,089	189,349	440,516	61,861	—	—	873,815
Special mention	—	—	4,567	—	—	—	4,567
Substandard	—	—	—	—	3,180	4,807	7,987
Total Construction and land	182,089	189,349	445,083	61,861	3,180	4,807	886,369
Total mortgage loans	332,549	384,966	599,048	397,417	186,913	554,827	2,455,720
Nonmortgage Loans:
Business loans
Pass	27,371	18,168	6,470	85	1,603	2,966	56,663
Special mention	366	—	—	52	—	196	614
Substandard	39	39	25	45	587	—	735
Total Business loans	27,776	18,207	6,495	182	2,190	3,162	58,012
Consumer loans
Pass	261	206	185	65	9	—	726
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	1
Total Consumer loans	261	206	185	65	9	1	727
Total nonmortgage loans	28,037	18,413	6,680	247	2,199	3,163	58,739
Total loans, gross	$360,586	$403,379	$605,728	$397,664	$189,112	$557,990	$2,514,459

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	2024	2023	2022	2021	2020	2019 and Prior	Total
	(in thousands)
December 31, 2024
Mortgage Loans:
1-4 Family Investor Owned
Pass	$2,980	$27,030	$52,826	$45,835	$29,216	$164,667	$322,554
Special mention	—	855	—	1,637	787	1,757	5,036
Substandard	—	—	—	—	—	2,463	2,463
Total 1-4 Family Investor Owned	2,980	27,885	52,826	47,472	30,003	168,887	330,053
1-4 Family Owner Occupied
Pass	1,541	19,294	51,470	11,318	11,707	43,157	138,487
Special mention	—	—	—	472	—	—	472
Substandard	—	—	—	—	—	3,404	3,404
Total 1-4 Family Owner Occupied	1,541	19,294	51,470	11,790	11,707	46,561	142,363
Multifamily residential
Pass	145,528	77,659	160,731	63,842	57,108	145,658	650,526
Special mention	—	—	—	4,389	1,380	2,501	8,270
Substandard	—	5,566	—	—	1,657	4,140	11,363
Total Multifamily residential	145,528	83,225	160,731	68,231	60,145	152,299	670,159
Nonresidential properties
Pass	84,891	28,787	83,842	59,835	25,997	104,144	387,496
Special mention	—	—	—	—	—	2,402	2,402
Substandard	—		—	—	—	—	—
Total Nonresidential properties	84,891	28,787	83,842	59,835	25,997	106,546	389,898
Construction and Land
Pass	125,883	448,811	131,703	13,110	915	—	720,422
Special mention	—	—	—	3,180	—	—	3,180
Substandard	—	5,251	—	—	—	4,807	10,058
Total Construction and land	125,883	454,062	131,703	16,290	915	4,807	733,660
Total mortgage loans	360,823	613,253	480,572	203,618	128,767	479,100	2,266,133
Nonmortgage Loans:
Business loans
Pass	24,356	5,032	2,379	2,760	2,022	3,079	39,628
Special mention	—	—	135	871	—	215	1,221
Substandard	—	—	—	—	—	—	—
Total Business loans	24,356	5,032	2,514	3,631	2,022	3,294	40,849
Consumer loans
Pass	602	322	93	16	2	—	1,035
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3	3
Total Consumer loans	602	322	93	16	2	3	1,038
Total nonmortgage loans	24,958	5,354	2,607	3,647	2,024	3,297	41,887
Total loans, gross	$385,781	$618,607	$483,179	$207,265	$130,791	$482,397	$2,308,020

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

An aging analysis of loans, as of September 30, 2025 and December 31, 2024, is as follows:

	September 30, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$308,836	$—	$365	$2,527	$311,728	$2,527	$—
Owner-Occupied	131,039	—	772	1,063	132,874	1,063	—
Multifamily residential	674,372	—	—	14,202	688,574	14,202	—
Nonresidential properties	435,039	1,136	—	—	436,175	—	—
Construction and land	881,562	—	—	4,807	886,369	4,807	—
Nonmortgage loans:
Business	55,959	1,075	98	880	58,012	880	—
Consumer	642	70	15	—	727	—	—
Total	$2,487,449	$2,281	$1,250	$23,479	$2,514,459	$23,479	$—

	December 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$324,552	$2,275	$2,790	$436	$330,053	$436	$—
Owner-Occupied	137,926	1,670	909	1,858	142,363	1,858	—
Multifamily residential	652,267	5,119	2,502	10,271	670,159	10,271	—
Nonresidential properties	386,606	890	2,402	—	389,898	—	—
Construction and land	720,422	—	3,180	10,058	733,660	10,058	—
Nonmortgage loans:
Business	39,346	123	1,037	343	40,849	343	—
Consumer	1,035	—	3	—	1,038	—	—
Total	$2,262,154	$10,077	$12,823	$22,966	$2,308,020	$22,966	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three and nine months ended September 30, 2025 and 2024, and as of and for the year ended December 31, 2024:

	For the Nine Months Ended September 30, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,412)	(624)	3,119	812	(766)	1,836	(22)	2,943
Charge-offs	—	(38)	—	—	—	(644)	(3)	(685)
Recoveries	—	—	—	—	—	4	—	4
Balance, end of period	$2,736	$1,122	$8,123	$3,509	$6,944	$2,309	$21	$24,764
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$880	$—	$880
Ending balance: collectively evaluated for impairment	2,736	1,122	8,123	3,509	6,944	1,429	21	23,884
Total	$2,736	$1,122	$8,123	$3,509	$6,944	$2,309	$21	$24,764
Loans:
Ending balance: individually evaluated for impairment	$2,527	$1,063	$14,202	$—	$4,807	$880	$—	$23,479
Ending balance: collectively evaluated for impairment	309,201	131,811	674,372	436,175	881,562	57,132	727	2,490,980
Total	$311,728	$132,874	$688,574	$436,175	$886,369	$58,012	$727	$2,514,459

	For the Three Months Ended September 30, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$2,601	$1,082	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Provision (benefit) charged to expense	135	40	(740)	215	49	1,164	1	864
Charge-offs	—	—	—	—	—	(200)	—	(200)
Recoveries	—	—	—	—	—	—	—	—
Balance, end of period	$2,736	$1,122	$8,123	$3,509	$6,944	$2,309	$21	$24,764

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(227)	(185)	302	(35)	2,010	683	(2,122)	426
Charge-offs	—	—	—	(7)	—	(502)	(2,683)	(3,192)
Recoveries	—	—	—	—	—	9	569	578
Balance, end of period	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$180	$—	$180
Ending balance: collectively evaluated for impairment	4,188	1,827	4,667	3,134	6,817	541	2,612	23,786
Total	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966
Loans:
Ending balance: individually evaluated for impairment	$436	$1,867	$4,685	$—	$4,807	$180	$—	$11,975
Ending balance: collectively evaluated for impairment	331,944	143,198	673,344	383,277	626,654	28,319	4,021	2,190,757
Total	$332,380	$145,065	$678,029	$383,277	$631,461	$28,499	$4,021	$2,202,732

	For the Three Months Ended September 30, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,188	$1,946	$4,185	$2,297	$6,796	$987	$3,662	$24,061
(Benefit) provision charged to expense	—	(119)	482	844	21	183	(610)	801
Charge-offs	—	—	—	(7)	—	(450)	(634)	(1,091)
Recoveries	—	—	—	—	—	1	194	195
Balance, end of period	$4,188	$1,827	$4,667	$3,134	$6,817	$721	$2,612	$23,966

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Year Ended December 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(267)	(228)	639	(472)	2,903	1,307	(2,366)	1,516
Charge-offs	—	—	—	(7)	—	(734)	(5,148)	(5,889)
Recoveries	—	—	—	—	—	9	712	721
Balance, end of year	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$343	$—	$343
Ending balance: collectively evaluated for impairment	4,148	1,784	5,004	2,697	7,710	770	46	22,159
Total	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Loans:
Ending balance: individually evaluated for impairment	$436	$1,858	$10,271	$—	$10,058	$343	$—	$22,966
Ending balance: collectively evaluated for impairment	329,617	140,505	659,888	389,898	723,602	40,506	1,038	2,285,054
Total	$330,053	$142,363	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

The following tables summarize gross charge-offs by vintage:

						Revolving
	2024	2023	2022	2021	2020 and Prior	lines of credit	Total
	(in thousands)
For the Three Months Ended September 30, 2025
Business loans	$199	$—	$—	$—	$—	$—	$199
Total charge-offs	$199	$—	$—	$—	$—	$—	$199
For the Nine Months Ended September 30, 2025
1-4 Family Owner Occupied	$—	$—	$—	$—	$38	$—	$38
Business loans	618	—	—	—	25	—	643
Consumer loans	—	3	—	—	—	—	3
Total charge-offs	$618	$3	$—	$—	$63	$—	$684

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

						Revolving
	2024	2023	2022	2021	2020 and Prior	lines of credit	Total
	(in thousands)
For the Three Months Ended September 30, 2024
Nonresidential properties	$—	$—	$—	$—	$7	$—	$7
Business loans	200	250	—	—	—	—	450
Consumer loans	—	—	1	—	—	633	634
Total charge-offs	$200	$250	$1	$—	$7	$633	$1,091
For the Nine Months Ended September 30, 2024
Nonresidential properties	$—	$—	$—	$—	$7	$—	$7
Business loans	219	250	—	8	25	—	502
Consumer loans	—	—	6	—	2	2,675	2,683
Total charge-offs	$219	$250	$6	$8	$34	$2,675	$3,192

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

The following information relates to impaired loans as of and for the nine months ended September 30, 2025 and 2024 and as of and for the year ended December 31, 2024:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$3,589	$3,590	$—	$3,590	$—	$2,768	$97
Multifamily residential	13,862	14,202	—	14,202	—	11,491	292
Nonresidential properties	—	—	—	—	—	135	—
Construction and land	4,807	4,807	—	4,807	—	7,433	—
Nonmortgage loans:
Business	880	—	880	880	880	417	35
Consumer	—	—	—	—	—	—	—
Total	$23,138	$22,599	$880	$23,479	$880	$22,244	$424

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and For the Nine Months Ended September 30, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,284	$2,303	$—	$2,303	$—	$2,452	$19
Multifamily residential	4,603	4,685	—	4,685	—	4,379	5
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	4,807	4,807	—	4,807	—	5,612	1,059
Nonmortgage loans:
Business	180	—	180	180	180	222	2
Consumer	—	—	—	—	—	—	—
Total	$11,874	$11,795	$180	$11,975	$180	$12,982	$1,085

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
	Principal	With No	With	Recorded	Related	Recorded	Recognized
As of and for the Year Ended December 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,280	$2,294	$—	$2,294	$—	$2,420	$22
Multifamily residential	10,032	10,271	—	10,271	—	5,557	223
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	10,058	10,058	—	10,058	—	6,501	1,335
Nonmortgage loans:
Business	343	—	343	343	343	246	3
Consumer	—	—	—	—	—	—	—
Total	$22,713	$22,623	$343	$22,966	$343	$15,041	$1,583

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At September 30, 2025 and December 31, 2024, there was one loan in the amount of $0.2 million with modifications to a borrower experiencing financial difficulty.

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

At September 30, 2025 and December 31, 2024, there were 17 and 18 troubled debt restructured loans totaling $5.1 million and $5.4 million, respectively, of which $4.4 million and $4.7 million are on accrual status at September 30, 2025 and December 31, 2024, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At September 30, 2025 and December 31, 2024, the allowance for off-balance sheet credit losses was $2.6 million and $2.8 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended September 30, 2025 and 2024, the Company had $0.2 million and $0.3 million, respectively, in benefit for credit losses and $0.2 million and $0.6 million, respectively, in benefit for credit losses for the nine months ended September 30, 2025 and 2024, for off-balance items, which are included in "Provision (benefit) for contingencies" in the Consolidated Statements of Operations.

Note 6. Leases

The Company has 17 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment. Our leases have remaining lease terms ranging from less than one year to approximately 14.3 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease ROU assets	$28,295	$29,093
Operating lease liabilities	30,028	30,696
Weighted-average remaining lease term-operating leases	11.6 years	12.0 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
		2025	2024	2025	2024
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,070	$1,035	$3,242	$3,082
Operating lease cost	Other operating expenses	3	2	7	24
Short-term lease cost	Other operating expenses	8	7	24	17
Variable lease cost	Occupancy and equipment	39	46	127	122
Total lease cost		$1,120	$1,090	$3,400	$3,245

The Company’s minimum annual rental payments under the terms of the leases are as follows at September 30, 2025:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2025	$1,005
2026	3,859
2027	3,607
2028	3,629
2029	3,176
Thereafter	24,393
Total Minimum payments required	39,669
Less: implied interest	9,641
Present value of lease liabilities	$30,028

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Demand	$192,595	$169,178
Interest-bearing deposits:
NOW/IOLA accounts	75,051	62,616
Money market accounts	821,844	636,219
Reciprocal deposits	154,548	130,677
Savings accounts (1)	117,401	116,219
Total NOW, money market, reciprocal and savings	1,168,844	945,731
Certificates of deposit of $250K or more	209,819	204,293
Brokered certificates of deposits (2)	67,952	94,531
Listing service deposits (2)	4,150	7,376
Certificates of deposit less than $250K	419,721	474,104
Total certificates of deposit	701,642	780,304
Total interest-bearing deposits	1,870,486	1,726,035
Total deposits	$2,063,081	$1,895,213

(1)
As of September 30, 2025 and December 31, 2024, Advance payments by borrowers for taxes and insurance in the amounts of $14.3 million and $10.3 million, respectively, are included in deposits. The $10.3 million at December 31, 2024 were reclassified for consistency.
(2)
At September 30, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. At December 31, 2024, there was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

At September 30, 2025 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2025	$285,253
2026	329,550
2027	73,335
2028	8,293
2029	2,532
Thereafter	2,679
$701,642

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both September 30, 2025 and December 31, 2024.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at September 30, 2025 and December 31, 2024 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $521.1 million and $571.1 million of outstanding term advances from the FHLBNY at September 30, 2025 and December 31, 2024, respectively. The Bank had a $25.0 million overnight line of credit advance from the FHLBNY at December 31, 2024. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2025

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at September 30, 2025 and December 31, 2024.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at September 30, 2025 and December 31, 2024 consist of the following and are summarized by maturity and call date below:

	September 30, 2025			December 31, 2024
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	4.69%

FHLBNY Term advances ending:
2025	$50,000	$50,000	4.41%	$100,000	$100,000	4.48%
2026	200,000	200,000	4.25	200,000	200,000	4.25
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	9,100	9,100	3.84	9,100	9,100	3.84
2029	50,000	50,000	3.35	50,000	50,000	3.35
	$521,100	$521,100	3.84%	$596,100	$596,100	3.94%

Interest expense on advances totaled $5.1 million and $6.8 million for the three months ended September 30, 2025 and 2024, and $15.5 million and $21.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands except share data)

Net income available to common stockholders	$6,227	$2,152	$17,723	$7,683
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,000,948	23,814,505	23,983,560	23,805,066
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,234,753	1,368,496	1,267,940	1,401,808
Basic weighted average common shares outstanding	22,766,195	22,446,009	22,715,620	22,403,258
Basic earnings per common share	$0.27	$0.10	$0.78	$0.34
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	369,253	166,019	277,035	62,920
Diluted weighted average common shares outstanding	23,135,448	22,612,028	22,992,655	22,466,178
Diluted earnings per common share	$0.27	$0.10	$0.77	$0.34

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Commitments to grant mortgage loans	$270,978	$359,170
Unfunded commitments under lines of credit	125,274	52,329
Total commitments	$396,252	$411,499

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2025.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of September 30, 2025, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of September 30, 2025, the total unfunded commitment was $1.4 million.

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

The Company used the following methods and significant assumptions to estimate fair value:

Cash and Cash Equivalents, Placement with Banks, Accrued Interest Receivable, and Accrued Interest Payable: The carrying amount is a reasonable estimate of fair value. These assets and liabilities are not recorded at fair value on a recurring basis.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of September 30, 2025, the fair value carrying amount of mortgages held for sale measured under the fair value option was $5.8 million and the aggregate unpaid principal amounted to $5.8 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,955	$2,955	$—	$—
Corporate bonds	13,895	458	13,437	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	26,798	—	26,798	—
FHLMC Certificates	7,302	—	7,302	—
FNMA Certificates	43,789	—	43,789	—
GNMA Certificates	83	—	83	—
Mortgage Loans Held for Sale, at fair value	5,794	—	5,794	—
	$100,616	$3,413	$97,203	$—

		December 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,873	$2,873	$—	$—
Corporate bonds	20,404	330	20,074	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	28,535	—	28,535	—
FHLMC Certificates	7,662	—	7,662	—
FNMA Certificates	45,408	—	45,408	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	10,736	—	10,736	—
Interest rate swap	2,005	—	2,005	—
	$117,711	$3,203	$114,508	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$23,479	$—	$—	$23,479

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Impaired loans	$22,966	$—	$—	$22,966

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and nine months ended September 30, 2025 and 2024, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2025 and December 31, 2024, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2025
Financial assets:
Cash and cash equivalents	$146,579	$146,579	$—	$—	$146,579
Available-for-sale securities, at fair value	94,822	3,413	91,409	—	94,822
Held-to-maturity securities, at amortized cost, net	285,125	—	279,852	—	279,852
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	5,794	—	5,794	—	5,794
Loans receivable, net	2,490,046	—	—	2,439,878	2,439,878
Accrued interest receivable	18,903	—	18,903	—	18,903
FHLBNY stock	25,945	25,945	—	—	25,945
Financial liabilities:
Deposits:
Demand deposits	192,595	192,595	—	—	192,595
Interest-bearing deposits	1,168,844	1,168,844	—	—	1,168,844
Certificates of deposit	701,642	—	700,368	—	700,368
Borrowings	521,100	—	518,873	—	518,873
Accrued interest payable	4,372	—	4,372	—	4,372

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$139,839	$139,839	$—	$—	$139,839
Available-for-sale securities, at fair value	104,970	3,203	101,767	—	104,970
Held-to-maturity securities, at amortized cost	367,938	—	355,294	—	355,294
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	10,736	—	10,736	—	10,736
Loans receivable, net	2,286,599	—	—	2,260,989	2,260,989
Accrued interest receivable	17,771	—	17,771	—	17,771
FHLBNY stock	29,182	29,182	—	—	29,182
Interest rate swap	2,005		2,005		2,005
Financial liabilities:
Deposits:
Demand deposits	169,178	169,178	—	—	169,178
Interest-bearing deposits	945,731	945,731	—	—	945,731
Certificates of deposit	780,304	—	778,603	—	778,603
Borrowings	596,100	—	586,562	—	586,562
Interest rate swap	2,005	—	2,005	—	2,005
Accrued interest payable	3,712	—	3,712	—	3,712

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at September 30, 2025 and December 31, 2024. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2025 and December 31, 2024.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of September 30, 2025 and December 31, 2024, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.8% at September 30, 2025 and 13.5% at December 31, 2024.

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

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$568,651	24.08%	$188,957	8.00%	$236,196	10.00%
Tier 1 Capital to Risk-Weighted Assets	541,306	22.92%	141,717	6.00%	188,957	8.00%
Common Equity Tier 1 Capital Ratio	316,306	13.39%	106,288	4.50%	153,527	6.50%
Tier 1 Capital to Total Assets	541,306	17.33%	124,918	4.00%	156,148	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$531,580	21.79%	$195,207	8.00%	$244,008	10.00%
Tier 1 Capital to Risk-Weighted Assets	504,235	20.66%	146,405	6.00%	195,207	8.00%
Common Equity Tier 1 Capital Ratio	504,235	20.66%	109,804	4.50%	158,605	6.50%
Tier 1 Capital to Total Assets	504,235	16.08%	125,467	4.00%	156,833	5.00%

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

As of September 30, 2025 and December 31, 2024, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	September 30, 2025
	December 31, 2024	Change	September 30, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$3,711	$(11,586)
Total	$(15,297)	$3,711	$(11,586)

	December 31, 2024
	December 31, 2023	Change	December 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$352	$(15,297)
Total	$(15,649)	$352	$(15,297)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousand)
Beginning balance	$8,256	$9,303	$7,671	$8,810
Originations	675	248	1,400	1,840
Payments	(43)	(49)	(183)	(1,148)
Ending balance	$8,888	$9,502	$8,888	$9,502

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company held deposits in the amount of $8.1 million and $8.8 million from directors, executive officers and non-executive officers at September 30, 2025 and December 31, 2024, respectively.

Note 15. Subsequent Events

Ponce Bank Conversion

On October 10, 2025, the Company wholly-owned subsidiary, Ponce Bank (formerly a federally chartered stock savings association), completed its previously announced conversion to a national bank and commenced operations as Ponce Bank, National Association. In connection with the conversion of Ponce Bank, the Company also commenced operations as a bank holding company as of the same date. Further, the Company also became a financial holding company, which is an additional election that allows the Company to engage in activities that are financial in nature or incidental to a financial activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at September 30, 2025 and December 31, 2024, and results of operations for the three and nine months ended September 30, 2025 and 2024, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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
•
general economic conditions that are worse than expected, particularly in connection with low or negative growth in the. economy as well as economic uncertainty (including from an economic slowdown or recession, the federal government shutdown, unemployment, or limited growth in consumer income or spending), either nationally or in the market areas;
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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million for the nine months ended September 30, 2025 and $0.6 million for the year ended December 31, 2024.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 13 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and September 30, 2025.

CDFI Financial Assistance Award

On February 6, 2025, the Bank received a $1.3 million grant from the U.S. Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFI’s to support their operations and expand services in economically distressed communities.

Banking Development District

The Ponce Bank Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, Ponce Bank received total program deposits of $35.0 million. On June 24, 2025, the Bank received an additional $10.0 million from the New York City Department of Finance resulting in a total BDD Program deposit of $45.0 million.

Westchester Avenue Branch Re-Design

On February 27, 2025, Ponce Bank officers and administrators and members of the public celebrated the Bank’s transformed Westchester Avenue Branch at its grand reopening. The transformed Branch is the result of the State-of-the-art Banking Technologies combined with Community Centric Banking that is customer friendly and supportive.

The transformation relaunched a process aimed at reinforcing the role of each banking branch as a "community hub" that attracts new depositors and business customers, but anchors Ponce Bank branches as community-centric destinations. The revitalization efforts include Open Tellers that invite a more consultative experience, managers located at a central hub of the branch, private space for sensitive conversations, and meeting spaces as well as open areas with teleconferencing and AV equipment to encourage community-wide gatherings.

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

Inwood, New York Branch

On September 16, 2025, Ponce Bank opened another branch at its new location 3879 9th Avenue, New York, NY 10034. With its ribbon cutting ceremony on October 6, 2025, the Bank noted that this new branch at this Inwood location will create opportunities for residents and small business owners in one of Manhattan's most vibrant and diverse neighborhoods.

Ponce Bank Conversion

On October 10, 2025, the Company's wholly-owned subsidiary, Ponce Bank (formerly a federally chartered stock savings association), completed its previously announced conversion to a national bank and commenced operations as Ponce Bank, National Association. In connection with the conversion of Ponce Bank, the Company also commenced operations as a bank holding company as of the same date. Further, the Company also became a financial holding company, which is an additional election that allows the Company to engage in activities that are financial in nature or incidental to a financial activity.

Ponce Bank sought to become a national bank in order to increase bank powers, including its eligibility to receive municipal deposits in New York. However, the Company and Ponce Bank do not expect any material changes in their core business as a result of the Company becoming a bank holding company and a financial holding company, and Ponce Bank becoming a national bank.

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

Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to presentation of the Company's financial condition and results of operations and high level of subjectivity. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The allowance for credit losses policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

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

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of September 30, 2025 and December 31, 2024, the Company had $639.1 million and $574.1 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.16 billion in assets, $2.49 billion in loans receivables, net of allowance for credit losses of $24.8 million, and $2.06 billion in deposits at September 30, 2025, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total consolidated assets increased $117.1 million, or 3.9%, to $3.16 billion at September 30, 2025 from $3.04 billion at December 31, 2024. The increase in total assets is largely attributable to increases of $203.4 million in net loans receivable, $8.1 million in other assets, $6.7 million in cash and cash equivalents, $1.1 million in accrued interest receivable and $0.3 million in deferred tax asset, partially offset by decreases of $82.8 million in held-to-maturity securities, $10.1 million in available-for-sale securities, $4.9 million in mortgage loans held for sale, $3.2 million in Federal Home Loan Bank of New York stock, $0.8 million in right of use asset and $0.7 million in premises and equipment, net.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.7 million, or 4.8%, to $146.6 million at September 30, 2025, compared to $139.8 million at December 31, 2024. The increase in cash and cash equivalents was primarily the result of an increase of $167.9 million in net deposits, $97.7 million in proceeds from maturities, calls and principal repayment on securities, $6.7 million from sale of loans and $3.2 million in net redemption of FHLBNY stock. The increase in cash and cash equivalents was offset primarily by an increase of $212.7 million in net loans and $75.0 million in net repayment of borrowings.

Securities. The Company securities portfolio decreased $10.1 million, or 9.7%, to $94.8 million in available-for-sale at September 30, 2025 from $105.0 million December 31, 2024 and decreased $82.8 million, or 22.5%, to $285.1 million in held-to-maturity at September 30, 2025 from $367.9 million at December 31, 2024. The decrease in the securities portfolio was primarily due to three available-for-sale securities in the total amount of $7.0 million and three held-to-maturity securities in the total amount of $50.0 million that matured and/or were called and changes in principal amount of the securities.

Gross Loans Receivable. The composition of gross loans receivable at September 30, 2025 and at December 31, 2024 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2025		December 31, 2024		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$311,728	12.4%	$330,053	14.3%	$(18,325)	(5.6%)
Owner-Occupied	132,874	5.3%	142,363	6.2%	(9,489)	(6.7%)
Multifamily residential	688,574	27.4%	670,159	29.0%	18,415	2.7%
Nonresidential properties	436,175	17.4%	389,898	16.9%	46,277	11.9%
Construction and land	886,369	35.3%	733,660	31.8%	152,709	20.8%
Total mortgage loans	2,455,720	97.7%	2,266,133	98.2%	189,587	8.4%
Nonmortgage loans:
Business loans	58,012	2.3%	40,849	1.8%	17,163	42.0%
Consumer loans	727	0.0%	1,038	0.0%	(311)	(30.0%)
	58,739	2.3%	41,887	1.8%	16,852	40.2%
Total	$2,514,459	100.0%	$2,308,020	100.0%	$206,439	8.9%

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 49.3% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $18.4 million, or 2.7%, when compared to December 31, 2024. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans increased $152.7 million, or 20.8%, when compared to December 31, 2024. The $152.7 million growth in construction and land mortgage loans is related to funding of existing commitments prior to 2025 and new commitments, offset by loans that were refinanced from construction and land loans to new permanent loan facilities.

Our commitments to grant new mortgage loans decreased by $88.2 million as of September 30, 2025 compared to December 31, 2024. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 70 construction and land mortgage loans with balances of $886.4 million as indicated in the table above. Of those loans, 38 loans with aggregate balances of $599.6 million, or 67.7%, of the total, have a percentage of completion of 80% or more. Within those 38 loans there are 20 loans with balances of $328.6 million that are 100% completed and the properties have received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2025 and December 31, 2024, approximately 3.4% and 3.5%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 200% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2025 and December 31, 2024, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 167.0% and 145.0%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 366.1% and 341.7% as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Bank was above the 100% guidelines established by the banking regulations and under the 200% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Loans Held For Sale. Loans held for sale, at fair value, at September 30, 2025 decreased $4.9 million, or 46.0%, to $5.8 million from $10.7 million at December 31, 2024.

Deposits. The composition of deposits at September 30, 2025 and December 31, 2024 and changes in dollars and percentages are summarized as follows:

	September 30, 2025		December 31, 2024		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$192,595	9.4%	$169,178	8.9%	$23,417	13.8%
Interest-bearing deposits:
NOW/IOLA accounts	75,051	3.6%	62,616	3.3%	12,435	19.9%
Money market accounts	821,844	39.8%	636,219	33.6%	185,625	29.2%
Reciprocal deposits	154,548	7.5%	130,677	6.9%	23,871	18.3%
Savings accounts (1)	117,401	5.7%	116,219	6.1%	1,182	1.0%
Total NOW, money market, reciprocal and savings	1,168,844	56.6%	945,731	49.9%	223,113	23.6%
Certificates of deposit of $250K or more	209,819	10.2%	204,293	10.8%	5,526	2.7%
Brokered certificates of deposit (2)	67,952	3.3%	94,531	5.0%	(26,579)	(28.1%)
Listing service deposits (2)	4,150	0.2%	7,376	0.4%	(3,226)	(43.7%)
Certificates of deposit less than $250K	419,721	20.3%	474,104	25.0%	(54,383)	(11.5%)
Total certificates of deposit	701,642	34.0%	780,304	41.2%	(78,662)	(10.1%)
Total interest-bearing deposits	1,870,486	90.6%	1,726,035	91.1%	144,451	8.4%
Total deposits	$2,063,081	100.0%	$1,895,213	100.0%	$167,868	8.9%

(1)
As of September 30, 2025 and December 31, 2024, Advance payments by borrowers for taxes and insurance in the amounts of $14.3 million and $10.3 million, respectively, are included in deposits. The $10.3 million at December 31, 2024 were reclassified for consistency.
(2)
At September 30, 2025 and December 31, 2024, there were no individual listing service deposits amounting to $250,000 or more. There was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2025 and December 31, 2024. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. The Bank had outstanding borrowings at September 30, 2025 and December 31, 2024 of $521.1 million and $571.1 million in term advances from the FHLBNY. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2025 and had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at September 30, 2025 and December 31, 2024. The Bank did not have any term and overnight line of credit advances from the FRBNY at September 30, 2025 and December 31, 2024.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $24.3 million, or 4.8%, to $529.8 million as of September 30, 2025 from $505.5 million as of December 31, 2024. The $24.3 million increase in stockholders’ equity was largely attributable to $18.6 million in net income, $3.7 million in other comprehensive income, $1.4 million impact to additional paid in capital as a result of share-based compensation, $1.4 million from release of ESOP shares and $0.1 million from exercise of stock options, offset by $0.8 million in dividends on preferred shares.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

The discussion of the Company’s results of operations for the three months ended September 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $6.2 million for the three months ended September 30, 2025 compared to net income available to common stockholders of $2.2 million for the three months ended September 30, 2024. Earnings per basic and diluted share was $0.27 for the three months ended September 30, 2025 compared to earnings per basic and diluted share of $0.10 for the three months ended September 30, 2024. The $4.1 million increase of net income available to common stockholders from the three months ended September 30, 2024, was due to increases of $6.2 million in net interest income and $0.3 million in non-interest income, partially offset by increases of $1.6 million in provision for income taxes and $0.8 million in provision for credit losses.

Net income for the three months ended September 30, 2025 and 2024, which excludes $0.3 million and $0.3 million, respectively, in dividends on preferred shares, were $6.5 million and $2.4 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$46,847	$41,293	$5,554	13.5%
Interest expense	21,599	22,270	(671)	(3.0%)
Net interest income	25,248	19,023	6,225	32.7%
Provision for credit losses	1,364	537	827	154.0%
Net interest income after provision for credit losses	23,884	18,486	5,398	29.2%
Non-interest income	1,492	1,151	341	29.6%
Non-interest expense	16,618	16,566	52	0.3%
Income before income taxes	8,758	3,071	5,687	185.2%
Provision for income taxes	2,250	638	1,612	252.7%
Net income	$6,508	$2,433	$4,075	167.5%
Dividends on preferred shares	281	281	—	—%
Net income available to common stockholders	$6,227	$2,152	$4,075	189.4%
Earnings per share:
Basic	$0.27	$0.10	$0.17	170.0%
Diluted	$0.27	$0.10	$0.17	170.0%

(1) For the three months ended September 30, 2024, benefit for contingencies in the amount of $0.3 million were reclassified from total non-interest expense to benefit for credit losses.

Interest and Dividend Income. Interest and dividend income increased $5.6 million, or 13.5%, to $46.8 million for the three months ended September 30, 2025 from $41.3 million for the three months ended September 30, 2024. Interest income on loans receivable, which is the Company’s primary source of income, increased $8.5 million, or 25.9%, to $41.5 million for the three months ended September 30, 2025 from $32.9 million for the three months ended September 30, 2024.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $3.0 million, or 35.8%, to $5.4 million for the three months ended September 30, 2025 from $8.3 million for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $1.5 million in interest on securities and $1.5 million in interest on deposits due from banks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$6,649	$7,509	$(860)	(11.5%)
Multifamily residential	11,436	7,130	4,306	60.4%
Nonresidential properties	6,646	4,889	1,757	35.9%
Construction and land	15,100	12,708	2,392	18.8%
Business loans	1,636	596	1,040	174.5%
Consumer loans	19	113	(94)	(83.2%)
Total interest income on loans receivable	$41,486	$32,945	$8,541	25.9%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$978	$2,430	$(1,452)	(59.8%)
Interest on securities	3,913	5,324	(1,411)	(26.5%)
Dividend on FHLBNY stock	470	594	(124)	(20.9%)
Total interest and dividend income	$5,361	$8,348	$(2,987)	(35.8%)

Interest Expense. Interest expense decreased $0.7 million, or 3.0%, to $21.6 million for the three months ended September 30, 2025 from $22.3 million for the three months ended September 30, 2024.

The following table presents interest expense for the periods indicated

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,553	$6,926	$(373)	(5.4%)
Money market	9,831	8,318	1,513	18.2%
Savings	28	27	1	3.7%
NOW/IOLA	137	174	(37)	(21.3%)
Borrowings	5,050	6,825	(1,775)	(26.0%)
Total interest expense	$21,599	$22,270	$(671)	(3.0%)

Net Interest Income. Net interest income increased $6.2 million, or 32.7%, to $25.2 million for the three months ended September 30, 2025 from $19.0 million for the three months ended September 30, 2024. The $6.2 million increase in net interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was attributable to an increase of $5.6 million in total interest and dividend income primarily due to increases in average loans receivable and a decrease of $0.7 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 74 basis points to 2.51% for the three months ended September 30, 2025 from 1.77% for the three months ended September 30, 2024. The increase in the net interest rate spread for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase in the average yields on interest-earning assets of 37 basis points to 6.12% for the three months ended September 30, 2025 from 5.75% for the three months ended September 30, 2024, and a decrease in the average rates paid on interest-bearing liabilities of 37 basis points to 3.61% for the three months ended September 30, 2025 from 3.98% for the three months ended September 30, 2024.

Net interest margin increased 65 basis points for the three months ended September 30, 2025, to 3.30% from 2.65% for the three months ended September 30, 2024.

Non-Interest Income. Non-interest income increased $0.3 million, or 29.6%, to $1.5 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. The $0.3 million increase in non-interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was largely attributable to increases of $0.4 million in grant income and $0.3 million in late and prepayment charges, partially offset by a decrease of $0.4 million in other non-interest income attributable to the Bank's investment in Oaktree as a result of a loss from Oaktree's investment.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$539	$508	$31	6.1%
Brokerage commissions	8	—	8	—%
Late and prepayment charges	385	77	308	400.0%
Income on sale of mortgage loans	166	218	(52)	(23.9%)
Grant income	429	—	429	—%
Other	(35)	348	(383)	(110.1%)
Total non-interest income	$1,492	$1,151	$341	29.6%

Non-Interest Expense. Non-interest expense remains flat at $16.6 million for the three months ended September 30, 2025 and 2024. Non-interest expense was impacted by increases of $0.2 million in compensation and benefits, $0.2 million in data processing expenses and $0.1 million in occupancy and equipment, partially offset by decreases of $0.4 million in direct loan expenses and $0.1 million in federal deposit insurance and regulatory assessment.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,868	$7,674	$194	2.5%
Occupancy and equipment	3,934	3,786	148	3.9%
Data processing expenses	1,296	1,099	197	17.9%
Direct loan expenses	155	573	(418)	(72.9%)
Insurance and surety bond premiums	318	292	26	8.9%
Office supplies, telephone and postage	170	222	(52)	(23.4%)
Professional fees	1,409	1,351	58	4.3%
Microloans recoveries	—	(54)	54	—%
Marketing and promotional expenses	184	180	4	2.2%
Federal deposit insurance and regulatory assessment (2)	266	392	(126)	(32.1%)
Other operating expenses (2)	1,018	1,051	(33)	(3.1%)
Total non-interest expense (1)	$16,618	$16,566	$52	0.3%

(1) For the three months ended September 30, 2024, benefit for contingencies in the amount of $0.3 million were reclassified from total non-interest expense to provision (benefit) for credit losses.

(2) For the three months ended September 30, 2024, $0.3 million of federal deposit insurance was reclassified from other operating expenses to federal deposit insurance and regulatory assessments and $0.1 million of directors fees were reclassified from federal deposit insurance and regulatory assessments to other operating expenses.

Income Tax Provision. The Company had a provision for income taxes of $2.3 million for the three months ended September 30, 2025 compared to a provision for income taxes of $0.6 million for the three months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,499,268	41,486	6.59%	$2,096,592	$32,945	6.25%
Securities (3)	418,513	3,913	3.71%	548,708	5,324	3.86%
Other (4)	119,262	1,448	4.82%	210,057	3,024	5.73%
Total interest-earning assets	3,037,043	46,847	6.12%	2,855,357	41,293	5.75%
Non-interest-earning assets	96,095			107,153
Total assets	$3,133,138			$2,962,510
Interest-bearing liabilities:
NOW/IOLA	$78,526	$137	0.69%	$74,690	$174	0.93%
Money market	958,277	9,831	4.07%	711,385	8,318	4.65%
Savings (5)	119,159	28	0.09%	122,722	27	0.09%
Certificates of deposit	698,019	6,553	3.72%	655,562	6,926	4.20%
Total deposits	1,853,981	16,549	3.54%	1,564,359	15,445	3.93%
Borrowings	521,100	5,050	3.84%	660,312	6,825	4.11%
Total interest-bearing liabilities	2,375,081	21,599	3.61%	2,224,671	22,270	3.98%
Non-interest-bearing liabilities:
Non-interest-bearing demand	199,922	—		185,543	—
Other non-interest-bearing liabilities	31,406	—		49,702	—
Total non-interest-bearing liabilities	231,328	—		235,245	—
Total liabilities	2,606,409	21,599		2,459,916	22,270
Total equity	526,729			502,594
Total liabilities and total equity	$3,133,138		3.61%	$2,962,510		3.98%
Net interest income		$25,248			$19,023
Net interest rate spread (6)			2.51%			1.77%
Net interest-earning assets (7)	$661,962			$630,686
Net interest margin (8)			3.30%			2.65%
Average interest-earning assets to interest-bearing liabilities			127.87%			128.35%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
For the three months ended September 30, 2024, Advance payments by borrowers for taxes and insurance in the amount of $13.2 million, were reclassified to Savings.
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

	For the Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$6,435	$2,106	$8,541
Securities (2)	(1,252)	(159)	(1,411)
Other	(1,302)	(274)	(1,576)
Total interest-earning assets	3,881	1,673	5,554
Interest-bearing liabilities:
NOW/IOLA	8	(45)	(37)
Money market	2,918	(1,405)	1,513
Savings	(1)	2	1
Certificates of deposit	469	(842)	(373)
Total deposits	3,394	(2,290)	1,104
Borrowings	(1,424)	(351)	(1,775)
Total interest-bearing liabilities	1,970	(2,641)	(671)
Change in net interest income	$1,911	$4,314	$6,225

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The discussion of the Company’s results of operations for the nine months ended September 30, 2025 and 2024 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $17.7 million for the nine months ended September 30, 2025 compared to net income available to common stockholders of $7.7 million for the nine months ended September 30, 2024. Earnings per basic share was $0.78 and diluted share was $0.77 for the nine months ended September 30, 2025 compared to earnings per basic and diluted share of $0.34 for nine months ended September 30, 2024. The $10.0 million increase of net income available to common stockholders from the nine months ended September 30, 2024, was due to increases of $16.1 million in net interest income and $0.8 million in non-interest income, partially offset by increases of $3.1 million in provision for credit losses, $3.0 million in provision for income taxes, $0.5 million in dividends on preferred shares and $0.4 million in non-interest expense. Net income for the nine months ended September 30, 2025 and 2024, which excludes $0.8 million and $0.4 million in dividends on preferred shares, was $18.6 million and $8.0 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$136,704	$119,751	$16,953	14.2%
Interest expense	64,827	64,001	826	1.3%
Net interest income	71,877	55,750	16,127	28.9%
Provision (benefit) for credit losses (1)	2,705	(346)	3,051	(881.8%)
Net interest income after provision (benefit) for credit losses	69,172	56,096	13,076	23.3%
Non-interest income	5,933	5,116	817	16.0%
Non-interest expense (1)	50,375	49,992	383	0.8%
Income before income taxes	24,730	11,220	13,510	120.4%
Provision for income taxes	6,163	3,181	2,982	93.7%
Net income	18,567	8,039	10,528	131.0%
Dividends on preferred shares	844	356	488	137.1%
Net income available to common stockholders	$17,723	$7,683	$10,040	130.7%
Earnings per common share:
Basic	$0.78	$0.34	$0.44	129.4%
Diluted	$0.77	$0.34	$0.43	126.5%

(1) For the nine months ended September 30, 2024, provision for contingencies in the amount of $0.6 million were reclassified from total non-interest expense to provision (benefit) for credit losses.

Interest and Dividend Income. Interest and dividend income increased $17.0 million, or 14.2%, to $136.7 million for the nine months ended September 30, 2025 from $119.8 million for the nine months ended September 30, 2024. Interest income on loans receivable, which is the Company’s primary source of income, increased $24.0 million, or 25.3%, to $118.9 million for the nine months ended September 30, 2025 from $94.9 million for the nine months ended September 30, 2024.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $7.1 million, or 28.4%, to $17.8 million for the nine months ended September 30, 2025 from $24.9 million for the nine months ended September 30, 2024. The decrease was primarily attributable to decreases of $3.7 million in interest on securities and $3.4 million in interest on deposits due from banks, offset by an increase of $0.1 million in dividend on FHLBNY stock.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,910	$22,462	$(1,552)	(6.9%)
Multifamily residential	30,751	21,026	9,725	46.3%
Nonresidential properties	18,060	13,697	4,363	31.9%
Construction and land	45,351	35,633	9,718	27.3%
Business loans	3,779	1,601	2,178	136.0%
Consumer loans	62	471	(409)	(86.8%)
Total interest income on loans receivable	$118,913	$94,890	$24,023	25.3%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$3,453	$6,883	$(3,430)	(49.8%)
Interest on securities	12,680	16,429	(3,749)	(22.8%)
Dividend on FHLBNY stock	1,658	1,549	109	7.0%
Total interest and dividend income	$17,791	$24,861	$(7,070)	(28.4%)

Interest Expense. Interest expense increased $0.8 million, or 1.3%, to $64.8 million for the nine months ended September 30, 2025 from $64.0 million for the nine months ended September 30, 2024.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$21,689	$19,664	$2,025	10.3%
Money market	27,172	21,819	5,353	24.5%
Savings	84	86	(2)	(2.3%)
NOW/IOLA	352	543	(191)	(35.2%)
Borrowings	15,530	21,889	(6,359)	(29.1%)
Total interest expense	$64,827	$64,001	$826	1.3%

Net Interest Income. Net interest income increased $16.1 million, or 28.9%, to $71.9 million for the nine months ended September 30, 2025 from $55.8 million for the nine months ended September 30, 2024. The $16.1 million increase in net interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to an increase of $17.0 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $0.8 million in interest expense due primarily to a higher average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 62 basis points to 2.39% for the nine months ended September 30, 2025 from 1.77% for the nine months ended September 30, 2024. The increase in the net interest rate spread for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to and an increase in the average yields on interest-earning assets of 33 basis points to 6.05% for the nine months ended September 30, 2025 from 5.72% for the nine months ended September 30, 2024, and a decrease in the average rates paid on interest-bearing liabilities of 29 basis points to 3.66% for the nine months ended September 30, 2025 from 3.95% for the nine months ended September 30, 2024.

Net interest margin increased 52 basis points for the nine months ended September 30, 2025, to 3.18% from 2.66% for nine months ended September 30, 2024.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve during its July 2025 meeting, reduced its federal funds rate by 50 basis points and a further 25 basis points in September 2025 resulting in the federal funds rate at 4.00% to 4.25%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income increased $0.8 million, or 16.0%, to $5.9 million for the nine months ended September 30, 2025 from $5.1 million for the nine months ended September 30, 2024. The $0.8 million increase in non-interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to increases of $0.9 million in grant income, $0.8 million in late and prepayment charges and $0.4 million in income on sale of SBA loans, partially offset by decreases of $1.0 million in other non-interest income attributable to the Bank's investment in Oaktree as a result of a loss from Oaktree's investment and $0.3 million in income on the sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,575	$1,473	$102	6.9%
Brokerage commissions	12	17	(5)	(29.4%)
Late and prepayment charges	1,612	862	750	87.0%
Income on sale of mortgage loans	483	794	(311)	(39.2%)
Income on sale of SBA loans	404	—	404	—%
Grant income	857	—	857	—%
Other	990	1,970	(980)	(49.7%)
Total non-interest income	$5,933	$5,116	$817	16.0%

Non-Interest Expense. Non-interest expense increased $0.4 million, or 0.8%, to $50.4 million for the nine months ended September 30, 2025 from $50.0 million for the nine months ended September 30, 2024. The $0.4 million increase in non-interest expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 was primarily attributable to increases of $0.7 million in occupancy and equipment, $0.4 million in data processing expenses and $0.4 million in other operating expense, partially offset by decreases of $1.2 million in direct loan expenses and $0.3 million in professional fees.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$23,275	$23,242	$33	0.1%
Occupancy and equipment	11,754	11,017	737	6.7%
Data processing expenses	3,636	3,239	397	12.3%
Direct loan expenses	784	1,938	(1,154)	(59.5%)
Insurance and surety bond premiums	930	808	122	15.1%
Office supplies, telephone and postage	514	704	(190)	(27.0%)
Professional fees	4,140	4,443	(303)	(6.8%)
Microloans recoveries	—	(172)	172	—%
Marketing and promotional expenses	533	425	108	25.4%
Federal deposit insurance and regulatory assessment (2)	1,273	1,209	64	5.3%
Other operating expenses (2)	3,536	3,139	397	12.6%
Total non-interest expense (1)	$50,375	$49,992	$383	0.8%

(1) For the nine months ended September 30, 2024, benefit for contingencies in the amount of $0.6 million were reclassified from total non-interest expense to benefit for credit losses.

Income Tax Provision. The Company had a provision for income taxes of $6.2 million for the nine months ended September 30, 2025 compared to a provision for income taxes of $3.2 million for nine months ended September 30, 2024.

Credit Quality. Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty, including loans held for sale, increased $0.3 million to $32.4 million at September 30, 2025 from $32.1 million at December 31, 2024.

During the nine months ended September 30, 2025, a credit loss provision of $2.7 million on loans was recorded, consisting of $2.9 million charged on the funded portion and a benefit of $0.2 million on the unfunded portion on loans. During the nine months ended September 30, 2024, a credit loss benefit of $0.2 million on loans was recorded, consisting of $0.4 million charged on the funded portion on loans and a benefit of $0.6 million on unfunded portion on loans.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,439,280	118,913	6.52%	$2,038,879	$94,890	6.22%
Securities (3)	445,130	12,680	3.81%	562,451	16,429	3.90%
Other (4)	135,600	5,111	5.04%	196,668	8,432	5.73%
Total interest-earning assets	3,020,010	136,704	6.05%	2,797,998	119,751	5.72%
Non-interest-earning assets	103,059			106,500
Total assets	$3,123,069			$2,904,498
Interest-bearing liabilities:
NOW/IOLA	$73,034	$352	0.64%	$76,817	$543	0.94%
Money market	884,115	27,172	4.11%	618,725	21,819	4.71%
Savings (5)	118,656	84	0.09%	125,296	86	0.09%
Certificates of deposit	754,531	21,689	3.84%	640,369	19,664	4.10%
Total deposits	1,830,336	49,297	3.60%	1,461,207	42,112	3.85%
Borrowings	536,851	15,530	3.87%	703,775	21,889	4.15%
Total interest-bearing liabilities	2,367,187	64,827	3.66%	2,164,982	64,001	3.95%
Non-interest-bearing liabilities:
Non-interest-bearing demand	199,978	—		191,087	—
Other non-interest-bearing liabilities	37,206	—		51,061	—
Total non-interest-bearing liabilities	237,184	—		242,148	—
Total liabilities	2,604,371	64,827		2,407,130	64,001
Total equity	518,698			497,368
Total liabilities and total equity	$3,123,069		3.66%	$2,904,498		3.95%
Net interest income		$71,877			$55,750
Net interest rate spread (6)			2.39%			1.77%
Net interest-earning assets (7)	$652,823			$633,016
Net interest margin (8)			3.18%			2.66%
Average interest-earning assets to interest-bearing liabilities			127.58%			129.24%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
For the nine months ended September 30, 2024, Advance payments by borrowers for taxes and insurance in the amount of $13.7 million, were reclassified to Savings.
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

	For the Nine Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$18,530	$5,493	$24,023
Securities (2)	(3,439)	(310)	(3,749)
Other	(2,624)	(697)	(3,321)
Total interest-earning assets	12,467	4,486	16,953
Interest-bearing liabilities:
NOW/IOLA	(27)	(164)	(191)
Money market	9,330	(3,977)	5,353
Savings	(5)	3	(2)
Certificates of deposit	3,484	(1,459)	2,025
Total deposits	12,782	(5,597)	7,185
Borrowings	(5,207)	(1,152)	(6,359)
Total interest-bearing liabilities	7,575	(6,749)	826
Change in net interest income	$4,892	$11,235	$16,127

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income under instantaneous changes to interest rates. As of

September 30, 2025, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$93,706	(9.84%)
+300	96,026	(7.61%)
+200	98,721	(5.02%)
+100	101,365	(2.48%)
Level	103,938	— %
-100	106,330	2.30%
-200	108,195	4.10%
-300	110,248	6.07%
-400	110,479	6.29%

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

The behavior of the deposit portfolio in the baseline forecast and in alternate interest rate scenarios set out in the table above is a key assumption in the projected estimates of net interest income. The projected impact on net interest income in the table above assumes no change in deposit portfolio size or mix from the baseline forecast in alternative rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or non-interest-bearing deposits with higher-yielding deposits or market-based funding would reduce the benefit in those scenarios.

At September 30, 2025, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2025, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$414,566	$(109,577)	(20.91%)	14.30%	2,091
+300	439,319	(84,824)	(16.18%)	14.91%	(1,618)
+200	466,013	(58,130)	(11.09%)	15.55%	(1,109)
+100	495,337	(28,806)	(5.50%)	16.24%	(6)
Level	524,143	—	—%	16.88%	—
-100	553,562	29,419	5.61%	17.50%	561
-200	577,799	53,656	10.24%	17.95%	1,024
-300	609,609	85,466	16.31%	18.55%	1,631
-400	642,964	118,821	22.67%	19.16%	2,267

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

At September 30, 2025, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The historically low benchmark federal funds interest rate of the last several years implemented in response the turmoil resulting from COVID-19 pandemic has ended. On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve during its July 2025 meeting, reduced its federal funs rate by 50 basis points and a further 25 basis points in September 2025 resulting in the federal funds rate at 4.00% to 4.25%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2025, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2025, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$117,283	$117,283	$117,283	$117,283	$—	$117,283	$29,296	$146,579
Securities (1)	21,525	37,872	62,352	262,588	129,304	391,892	(11,945)	379,947
Placement with banks	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	564,482	937,109	1,278,328	2,485,905	34,699	2,520,604	(24,764)	2,495,840
FHLBNY stock	—	—	—	—	—	—	25,945	25,945
Other assets	—	—	—	—	—	—	108,519	108,519
Total	$703,539	$1,092,513	$1,458,212	$2,866,025	$164,003	$3,030,028	$127,051	$3,157,079
Liabilities:
Non-maturity deposits	$77,101	$158,196	$320,387	$1,068,676	$292,763	1,361,439	$-	$1,361,439
Certificates of deposit	285,253	478,648	604,388	701,642	—	701,642	—	701,642
Borrowings	50,000	100,000	250,000	521,100	—	521,100	—	521,100
Other liabilities	—	—	—	—	—	—	43,063	43,063
Total liabilities	412,354	736,844	1,174,775	2,291,418	292,763	2,584,181	43,063	2,627,244
Capital	—	—	—	—	—	—	529,835	529,835
Total liabilities and capital	$412,354	$736,844	$1,174,775	$2,291,418	$292,763	$2,584,181	$572,898	$3,157,079
Asset/liability gap	$291,185	$355,669	$283,437	$574,607	$(128,760)	$445,847
Gap/assets ratio	170.62%	148.27%	124.13%	125.08%	56.02%	117.25%

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

	December 31, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,361	$104,361	$104,361	$104,361	$—	$104,361	$35,478	$139,839
Securities (1)	23,921	56,636	107,958	288,893	203,742	492,635	(19,727)	472,908
Placement with banks	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	267,730	415,218	923,776	2,210,873	81,816	2,292,689	4,646	2,297,335
FHLBNY stock	29,182	29,182	29,182	29,182	—	29,182	—	29,182
Other assets	—	—	—	—	—	—	100,425	100,425
Total	$425,443	$605,646	$1,165,526	$2,633,558	$285,558	$2,919,116	$120,822	$3,039,938
Liabilities:
Non-maturity deposits	$60,746	$121,499	$243,005	$870,025	$60,680	$930,705	$184,204	$1,114,909
Certificates of deposit	315,709	507,093	670,619	780,304	—	780,304	—	780,304
Borrowings	75,000	75,000	125,000	596,100	—	596,100	—	596,100
Other liabilities	—	—	—	—	—	—	43,125	43,125
Total liabilities	451,455	703,592	1,038,624	2,246,429	60,680	2,307,109	227,329	2,534,438
Capital	—	—	—	—	—	—	505,500	505,500
Total liabilities and capital	$451,455	$703,592	$1,038,624	$2,246,429	$60,680	$2,307,109	$732,829	$3,039,938
Asset/liability gap	$(26,012)	$(97,946)	$126,902	$387,129	$224,878	$612,007
Gap/assets ratio	94.24%	86.08%	112.22%	117.23%	470.60%	126.53%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $521.1 million and $571.1 million of outstanding term advances from FHLBNY at September 30, 2025 and December 31, 2024, respectively. The Bank had no overnight line of credit advance from the FHLBNY at September 30, 2025 and $25.0 million of overnight line of credit advance from the FHLBNY at December 31, 2024.

Net cash provided by (used in) operating activities was $20.7 million and ($15.7) million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($106.0) million and ($226.1) million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $92.1 million and $258.4 million for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and December 31, 2024, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2025 and December 31, 2024, the Company had outstanding commitments to originate loans and extend credit of $396.3 million and $411.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2025 totaled $285.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million for the nine months ended September 30, 2025 and $0.6 million for the year ended December 31, 2024.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $23.3 million for the nine months ended September 30, 2025. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.6 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $10.2 million for the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the nine months ended September 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2025, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Ponce Financial Group, Inc. (Registrant)

Date: November 5, 2025	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 5, 2025	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer