Form 10-K
period 2025-12-31
Ponce Financial Group, Inc.
filed 2026-03-13
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025 was $311,889,119.

As of March 11, 2026, the registrant had 24,156,831 shares of common stock, $0.01par value per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 11, 2026, are incorporated into Part III hereof.

Auditor Firm Id: 686 Auditor Name: Forvis Mazars, LLP Auditor Location: New York, New York, USA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the scope, duration and severity of rising interest rates and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general;
•
changes in consumer spending, borrowing and savings habits;
•
general economic conditions that are worse than expected, particularly in connection with low or negative growth in the. economy as well as economic uncertainty (including from an economic slowdown or recession, a federal government shutdown, unemployment, or limited growth in consumer income or spending), either nationally or in our market areas;
•
volatility in the financial services sector, including failures or rumors of failures of other depository institutions, along with actions taken by governmental agencies to address such turmoil, and the effects on the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
•
the Company’s ability to manage market risk, credit risk and operational risk in the current economic environment;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
the ability to access cost-effective funding;
•
fluctuations in real estate values and real estate market conditions;
•
demand for loans and deposits in our market areas;
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
•
monetary, fiscal and regulatory policies of the U.S. government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•
the sufficiency of liquidity and changes in our capital position;
•
adverse changes related to the businesses of our partners;

ii

•
changes in the quality or composition of the Company’s loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected, and cyber threats, attacks or events;
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
•
the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts or public health events (such as pandemics), and of governmental and societal responses thereto; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that the Company may own.

More information on risk factors that could affect our forward-looking statements is included under the section entitled “Risk Factors” set forth in this annual report on Form 10-K. All risk factors and uncertainties described herein should be considered in evaluating forward-looking statements, and all of the forward-looking statements made in this annual report on Form 10-K are expressly qualified by the cautionary statements contained or referred to herein. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this annual report on Form 10-K. Forward-looking statements speak only as of the date they are made. The Company is under no duty to and does not assume any obligation to update any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

Item 1. Business

Ponce Financial Group, Inc.

Ponce Financial Group, Inc. (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”), is a financial holding company and the holding company of Ponce Bank, National Association (“Ponce Bank” or the “Bank”), a national bank. The Company is authorized to pursue other business activities permitted by applicable laws and regulations for financial holding companies, which may include the acquisition of banking and financial services companies.

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

Ponce Bank

Ponce Bank is a national bank headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association, under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” In 2017, the Bank adopted the name Ponce Bank and assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. On October 10, 2025, the Bank converted from a federally chartered stock savings association to a national bank and commenced operations under the current name, Ponce Bank, National Association.

The Bank is designated as a Minority Depository Institution (“MDI”) and a Community Development Financial Institution (“CDFI”) under applicable regulations and is a certified Small Business Administration (“SBA") lender. The Bank is subject to comprehensive regulation and examination by the Office of Comptroller of the Currency (the “OCC”).

The Company’s business is conducted through the administrative office and 13 full service banking offices, 2 mortgage loan offices, 1 ATM only location and a representative office. The banking offices and an ATM only location are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (1) and Bergenfield (1), New Jersey. The Company has a representative office in Coral Gables, Florida. On September 16, 2025, the Company opened a full service banking office in Inwood, New York. The Company’s primary market area currently consists of the New York City metropolitan area.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, corporate securities, mortgage-backed securities, Federal

Home Loan Bank of New York (the “FHLBNY”) stock and Federal Reserve Bank of New York (the “FRBNY”) stock. The Bank offers a variety of deposit accounts, including demand, savings, money markets and certificates of deposit accounts.

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
•
Grow core deposits to support loan growth and increase profitability. In order to generate liquidity to support our lending activity and meet local demand, our strategy involves increasing mission driven/specialty deposits, growing Ponce Bank Direct deposits, cross-selling deposit products to commercial customers and continue to manage operating expenses.
•
Adapt and increase utilization of technology. Drive adoption of technology via reporting/tracking in loan origination system ("LOS") and enhance Deposit Account Opening ("DAO") software. Automate SBA lending processes. Transition to construction monitoring application.
•
Attract, develop and retain an engaged, high performing workforce. Refine performance management system to align with strategic initiatives and continue to build and leverage Ponce culture.
•
Build Ponce Bank 2.0. Ensure risk management internal and compliance controls are aligned with strategic priorities. Improve processes to gain efficiencies.

Employees and Human Capital Resources

As of December 31, 2025, the Company had 216 full-time equivalent employees. None of the Company’s employees are represented by a labor union, and management considers its relationship with employees to be good. The Company believes its ability to attract and retain employees is key to its success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries and other compensation in its market area.

The Company encourages and supports the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and educational reimbursement programs.

The Company believes that its business is strengthened by a diverse workforce that reflects the communities in which it operates and all of its team members should be treated with respect and equality. As such, the Company maintains strong non-discrimination and anti-harassment policies.

.

Market Area

The Bank is headquartered in the Bronx, New York, with a primary market in other boroughs of New York City, Hudson and Bergen Counties, New Jersey and a representative office in Coral Gables, Florida.

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

Another significant customer segment of the Bank consists of middle-aged and older white-collar, high-income, immigrant individuals, many of whom are self-employed real estate investors and developers. They constitute a large percentage of the borrowing base of the Bank and, increasingly, are becoming the source of a significant percentage of commercial deposits.

The Bank has historically been funded through local community deposits. Although the Bank continues to rely primarily on community deposits from its market areas to fund investments and loans, an increasing portion of deposits have come from internet sources and large banks, non-profits and corporations that are supportive of the mission of the Bank. Included in the mix of community deposits are demand and money market funds of consumer, commercial and not-for-profit entities, with a decreasing reliance on time deposits. Additionally, the Bank uses alternative funding sources such as brokered deposits, FHLBNY advances and FRBNY borrowings to support loan growth.

Competition

The Company faces significant competition within its market area both in originating loans and attracting deposits. Factors such as interest rates offered, the number and location of branches, digital services and the type of products offered, as well as the reputation of the institution, can affect competition for deposits and loans. There is a high concentration of financial institutions in the market area, including national, regional and other locally-operated commercial banks, savings banks, savings associations and credit unions whose activities include banking as well as mortgage lending. Several “mega” banks exist in the market, such as JPMorgan Chase, Citibank and Capital One, many of whom are continuing to push for retail deposits and home mortgages. Among the advantages such “mega” banks have is their ability to finance wide-ranging advertising campaigns, to make larger investments in technological advancements and new products and services, to maximize efficiencies through economies of scale and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank. A number of the Bank’s competitors offer non-deposit products and services that the Bank does not currently offer, such as trust services, private banking, insurance services and asset management. Additionally, the Company faces an increasing level of competition from non-core financial service providers that do not necessarily maintain a physical presence in the Bank’s market area, such as LendingClub, Rocket Mortgage, United Wholesale Mortgage and many internet bank and nonbank financial service providers. Many of these nonbank financial service providers are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that the Bank does not provide. The amount of competition facing the Company is extensive and can negatively impact its growth.

The market share of bank deposits in the New York area can be difficult to quantify, as some “mega” banks will include large scale deposits from around the world as held at headquarters. However, in Bronx County, New York, where the Bank maintains four branches, it holds 2.08% (as of June 30, 2025) of the market’s deposits. This represents the Bank’s largest market share in a county-level area. The Bank continues to work to improve its market position by expanding its brand within its current market area, and building its capacity to provide more products and services to its customers.

Lending Activities

General. The Bank’s principal lending activity is originating real estate-secured loans, including one-to-four family investor-owned and owner-occupied residential loans, multifamily residential loans, nonresidential property loans, construction and land loans, and commercial and industrial (“C&I”) business loans, SBA loans and consumer loans. It originates real estate and other loans through its loan officers, marketing efforts, customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. Subject to market conditions and its asset-liability analysis, the Bank looks to maintain its emphasis on multifamily residential and nonresidential property loans while growing the overall loan portfolio and increasing the overall yield earned on loans.

The ability of the Bank’s borrowers to honor their loan contracts is dependent on the real estate market and general economic conditions in those markets, as well as other economic factors.

All loan originations are underwritten pursuant to the Bank’s policies and procedures, which include a number of underwriting factors considered in making a loan, including debt service coverage and loan-to-value ratio, interest rate and the credit history of the borrower.

Loan Portfolio Composition. The following table sets forth the composition of the Bank’s loan portfolio by type of loan (excluding mortgage loans held for sale) at the dates indicated. Loans in process at December 31, 2025 and 2024 were $132.7 million and $359.2 million, respectively.

	At December 31,
	2025		2024		2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$307,267	11.70%	$330,053	14.30%	$343,689	17.89%	$343,968	22.54%	$317,304	24.01%
Owner-occupied	127,107	4.84%	142,363	6.17%	152,311	7.93%	134,878	8.84%	96,947	7.33%
Multifamily residential	756,542	28.83%	670,159	29.04%	550,559	28.65%	494,667	32.42%	348,300	26.34%
Nonresidential properties	526,210	20.05%	389,898	16.89%	342,343	17.81%	308,043	20.19%	239,691	18.13%
Construction and land	854,096	32.54%	733,660	31.79%	503,925	26.22%	185,018	12.13%	134,651	10.19%
Total mortgage loans	2,571,222	97.96%	2,266,133	98.19%	1,892,827	98.50%	1,466,574	96.12%	1,136,893	86.00%
Nonmortgage loans:
Business loans (1)	53,063	2.02%	40,849	1.77%	19,779	1.03%	39,965	2.62%	150,512	11.38%
Consumer loans (2)	625	0.02%	1,038	0.04%	8,966	0.47%	19,129	1.26%	34,693	2.62%
Total nonmortgage loans	53,688	2.04%	41,887	1.81%	28,745	1.50%	59,094	3.88%	185,205	14.00%
Total loans, gross	2,624,910	100.00%	2,308,020	100.00%	1,921,572	100.00%	1,525,668	100.00%	1,322,098	100.00%

Deferred loan origination costs, net of fees	(203)		1,081		468		2,051		(668)
Allowance for credit losses	(25,449)		(22,502)		(26,154)		(34,592)		(16,352)

Loans receivable, net	$2,599,258		$2,286,599		$1,895,886		$1,493,127		$1,305,078

(1)
As of December 31, 2025, 2024, 2023, 2022 and 2021, business loans include $0.3 million, $0.5 million, $1.0 million, $20.0 million and $136.8 million, respectively, of SBA Paycheck Protection Program (“PPP”) loans.
(2)
As of December 31, 2023, 2022 and 2021, consumer loans include $8.0 million, $18.2 million and $33.9 million, respectively, of microloans pursuant to the Bank’s former arrangement with Grain. At December 31, 2024, these microloans were fully charged-off.

Loan Products Offered by the Bank. The following table provides a breakdown of the Bank’s loan portfolio by product type and principal balance outstanding at December 31, 2025, excluding mortgage loans held for sale.

At December 31, 2025
Loan Type	# of Loans	Principal Balance	% of Portfolio
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-owned	490	$307,267	11.70%
Owner-occupied	264	127,107	4.84%
Multifamily residential	365	756,542	28.83%
Nonresidential properties	222	526,210	20.05%
Construction and land
Construction 1-4 Investor	4	4,586	0.17%
Construction Multifamily	61	681,600	25.98%
Construction Nonresidential	6	67,536	2.57%
Land loan	8	100,374	3.82%
Nonmortgage loans:
Business loans
C&I lines of credit	79	25,824	0.99%
C&I loans (term)	46	26,942	1.02%
PPP loans	3	297	0.01%
Consumer loans
Unsecured	18	368	0.01%
Passbook	48	257	0.01%
Grand Total	1,614	$2,624,910	100.00%

One-to-four Family Investor-Owned Loans. At December 31, 2025, one-to-four family investor-owned loans were $307.3 million, or 11.7% of the Bank’s total loans. Investor-owned mortgage loans secured by non-owner-occupied one-to-four family residential property represents the Bank’s fourth largest lending concentration. The majority of the portfolio, $267.3 million, or 87.0%, are two-to-four family properties (411 accounts), while the remaining $39.9 million, or 13.0%, are primarily single family, non-owner-occupied investment properties (79 accounts). The three largest loans outstanding in this category had outstanding balances of $5.2 million, $2.8 million and $2.7 million. In this category, loans totaling $121.1 million, or 39.4%, are secured by properties located in Queens County, $101.1 million, or 32.9%, in Kings County, $36.4 million, or 11.8%, in Bronx County, $11.2 million, or 3.6%, in New York County, $6.5 million, or 2.1%, in Westchester County, $7.0 million, or 2.3%, in Hudson County, $6.6 million, or 2.2% in Bergen County, $5.5 million, or 1.8% in Suffolk County, $3.0 million, or 1.0%, in Nassau County and $$2.4 million, or 0.8% in Fairfield County . The rest of this category, 2.1%, is spread out in other counties and no other concentration exceeded $2.0 million, or 0.8%.

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

One-to-four Family Owner-occupied Loans. One-to-four family owner-occupied loans totaled $127.1 million, or 4.8% of the Bank’s total loan portfolio at December 31, 2025. The three largest loans outstanding in this category had outstanding balances of $2.5 million, $2.0 million and $1.8 million. There are 17 loans with an outstanding balance in excess of $1.0 million, totaling $24.0 million, or approximately 18.9% of this category. At December 31, 2025, approximately $44.8 million, or 35.2%, of this category was secured by properties located in Queens County, $29.4 million, or23.1%, in Kings County, $14.0 million, or 11.0%, in Nassau County, $8.0 million, or 6.3%, in Bronx County, $5.8 million, or 4.5%, in Westchester County, $4.9 million, or 3.9%, in Richmond County, $4.7 million, or 3.7%, in Suffolk County, $4.0 million, or 3.2%, in New York County, $3.0 million, or 2.4%, in Bergen County and $2.2 million, or 1.7%, in Monmouth County. The rest of this category, less than 2.1%, is spread out in other counties and no other concentration exceeded $1.0 million, or 0.6%.

It is the Bank’s policy to underwrite loans secured by one-to-four family owner-occupied residential real estate in a manner that ensures strict compliance with Federal and State regulations, including Dodd-Frank requirements. This includes underwriting to meet the standard of qualified mortgage requirements set by Freddie Mac or Fannie Mae or that meet non-qualified mortgage standards. A qualified mortgage is presumed to meet the borrower’s ability to repay the loan. As part of this effort, the Bank employs software that tests each loan for qualified mortgage compliance. As a CDFI, the Bank is authorized to originate non-qualified mortgages. Non-qualified mortgages generally require greater down payments and other alternative credit requirements.

For loans underwritten to be held in the bank’s portfolio, the Bank generally limits the maximum LTV for one-to-four family loans.

Additionally, the Bank offers one-to-four family residential loans that are saleable in the secondary market. The salable programs give the Bank the option to offer FHA, conventional, and non-qualified loans to its consumers. These programs are underwritten specifically to the Government agencies guidelines, such as Freddie Mac, Fannie Mae, Federal Housing Administration/ HUD and the designated investors requirements.

Multifamily Loans. Multifamily loans totaled $756.5 million, or 28.8% of the Bank’s total loan portfolio at December 31, 2025. Loans secured by multifamily properties represent the Bank’s second largest concentration. The three largest loans were $35.0 million, $30.0 million and $25.5 million. Of the total of $756.5 million in multifamily loans, 164 loans have balances in excess of $1.0 million and account for $673.4 million, or approximately 89.0%, of this lending concentration. In terms of geographical concentrations, $258.3 million, or 34.1%, are secured by properties located in Queens County, $251.9 million, or 33.3%, in Kings County, $177.0 million, or 23.4%, in Bronx County, $26.1 million, or 3.5%, in Westchester County, $19.4 million, or 2.6%, in New York County, $15.4 million, or 2.0%, in Hudson County, $2.1 million, or 0.3%, in Nassau County, $1.4 million, or 0.2%, in Suffolk County and $1.0 million, or 0.1%, in Bergen County. All other concentrations by county, which account for 0.5% of this category, have balances of $1.2 million or less.

Nonresidential Loans. Nonresidential loans totaled $526.2 million, or 20.0% of the Bank’s total loan portfolio at December 31, 2025. Loans secured by nonresidential properties represent the Bank’s third largest concentration. The three largest loans were $50.0 million, $37.5 million and $22.9 million. Of the total of $526.2 million in nonresidential loans, 97 loans have balances in excess of $1.0 million and account for $462.4 million, or approximately 87.9%, of this lending concentration. In terms of geographical concentrations, $183.6 million, or 34.9%, are secured by properties located in Queens County, $167.7 million, or 31.9%, in Kings County, $93.1 million, or 17.7%, in Bronx County, $17.9 million, or 3.4%, in Nassau County, $15.2 million, or 2.9%, in New York County, $9.2 million, or 1.7%, in Westchester County, $6.4 million, or 1.2%, in Cobb County, $6.3 million, or 1.2%, in Suffolk County, $5.8 million, or 1.1%, in Bergen County, $4.1 million, or 0.8%, in Union County, $3.5 million, or 0.7%, in Hudson County, $3.0 million, or 0.6%, in Rockland County, $3.0 million, or 0.6%, in Columbia County and $2.5 million, or 0.5%, in Ulster County. All other concentrations by county, which account for 0.9% of this category, have balances of $2.2 million or less.

In the nonresidential portfolio, the overall mix is diverse in terms of property types, with the largest concentration being retail and wholesale at $127.1 million, or 24.1% of the portfolio, industrial and warehouse at $85.6 million, or 16.3%, hotels and motels at $51.3 million, or 9.8%, service, doctor, dentist, daycare and schools at $46.3 million, or 8.8%, offices at $37.3 million, or 7.1%, churches at $11.2 million, or 2.1%, restaurants at $6.6 million, or 1.2%, and the rest of the portfolio accounts for other property types, with none exceeding 1.0% as a portfolio concentration.

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

Construction and Land Loans. Construction and land loans totaled $854.01 million, or 32.5%, of the Bank’s total loan portfolio at December 31, 2025, (79 projects), with $681.6 million consisting of multifamily residential construction (61 projects). Loans secured by construction properties represent the Bank's largest concentration. The three largest construction and land loans were $58.0 million, $47.0 million and $44.0 million. In terms of geographical concentrations, $397.2 million, or 46.5%, are secured by properties located in Queens County, $296.1 million, or 34.7%, in Kings County, $103.4 million, or 12.1%, in New York County, $33.2 million, or 3.9%, in Bronx County and $24.2 million, or 2.8%, in Hudson County. At December 31, 2025, loans in process related to construction loans totaled $132.7 million.

The Bank’s typical construction loan has a term of up to 36 months and contains:

•
an approximate 50% of the loan value down payment by the borrower;
•
a minimum of 5% contingency;
•
a minimum of 5% retainage;
•
a loan-to-cost ratio of 70% or less;
•
a loan-to-stabilized-value ratio of 65% or less;
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

A significant portion of the Bank’s construction lending activity in New York City involves multifamily rental developments. The financial feasibility of many new rental housing projects in the City is influenced by local property tax incentive programs and zoning regulations intended to encourage the development of affordable housing. Historically, many projects relied on benefits provided under the 421-a Tax Exemption Program, which expired in June 2022. The program applied to qualifying residential projects that commenced construction between January 1, 2016 and June 15, 2022 and generally required construction completion by June 15, 2026. Legislation enacted in April 2024 extended the construction completion deadline for certain vested projects to June 15, 2031 and introduced a replacement tax incentive program commonly referred to as the 485-x Affordable Neighborhoods for New Yorkers

("ANNY") program. New developments are now commonly evaluated under the 485-x program, which generally requires qualifying projects to include income-restricted housing units tied to Area Median Income thresholds, with permanently affordable and rent-stabilized units and, for certain larger developments, construction wage requirements. In addition, certain projects may benefit from zoning amendments adopted under the City of Yes for Housing Opportunity initiative, including the Universal Affordability Preference (UAP), which may permit additional residential density where affordable housing is provided. These programs may affect project feasibility and the demand for construction financing in the Bank’s primary lending markets.

C&I Loans and Lines of Credit. C&I loans and lines of credit total $53.1 million, or 2.02%, of the Bank’s total loan portfolio at December 31, 2025. Unlike real estate loans, which are secured by real property, and whose collateral value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. The collateral, such as accounts receivable, securing these loans may fluctuate in value.

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

The Bank is an approved SBA lender providing SBA 504 and 7(a) loans. Included in C&I loans are also certain SBA loans in which the loan is secured by underlying assets of the business.

Consumer Loans. Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans fluctuates based on the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include passbook loans and other secured and unsecured loans that have been made for a variety of consumer purposes. As of December 31, 2025, there were $0.6 million, or 0.02% of total loans, in consumer loans.

Loan Originations, Purchases and Sales. The following table sets forth the Bank’s loan originations, sales, purchases and principal repayment activities, excluding mortgage loans held for sale, during the periods indicated.

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
	(in thousands)
Total loans at beginning of year	$2,308,020	$1,921,572	$1,525,668	$1,322,098	$1,172,053
Loans originated:
Mortgage loans:
1-4 family residential
Investor-owned	3,735	9,780	28,999	58,333	42,631
Owner-occupied	3,375	44,012	24,137	54,001	15,346
Multifamily residential	180,407	146,558	88,464	181,227	73,128
Nonresidential properties	177,768	92,818	55,649	89,370	65,463
Construction and land	692,863	580,662	700,904	231,334	109,294
Total mortgage loans	1,058,148	873,830	898,153	614,265	305,862
Nonmortgage loans:
Business (1)	108,586	13,724	14,285	6,325	122,254
Consumer (2)	324	674	737	3,898	59,760
Total nonmortgage loans	108,910	14,398	15,022	10,223	182,014
Total loans originated	1,167,058	888,228	913,175	624,488	487,876
Loans purchased:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	—	5,845
Multifamily residential	—	—	—	—	5,540
Total mortgage loans	—	—	—	—	11,385
Nonmortgage loans:
Business	—	5,955	—	—	—
Total nonmortgage loans	—	5,955	—	—	—
Total loans purchased	—	5,955	—	—	11,385
Loans sold and transferred to held-for-sale:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	(2,129)	(3,040)	(5,661)
Owner-occupied	—	—	—	(311)	—
Multifamily residential	—	—	(1,435)	—	(2,299)
Nonresidential properties	—	(824)	—	(767)	(2,713)
Construction and land	4,100	(22,557)	(5,017)	(5,734)	(3,500)
Total loans sold and transferred to held-for-sale	4,100	(23,381)	(8,581)	(9,852)	(14,173)
Principal repayments and other	(854,268)	(484,354)	(508,690)	(411,066)	(335,043)
Net loan activity	316,890	386,448	395,904	203,570	150,045
Total loans at end of year	$2,624,910	$2,308,020	$1,921,572	$1,525,668	$1,322,098
(1)
For the year ended December 31, 2021, business loans originated include $117.3 million of PPP loans. The PPP program ended on May 31, 2021.
(2)
For the years ended December 31, 2022 and 2021, consumer loans originated include $3.2 million and $59.3 million, respectively, of microloans pursuant to the Bank's former arrangement with Grain.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

		After 1 year	After 5 years
	Less than	through	through	More than
	1 year	five years	fifteen years	fifteen years	Total
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$3,195	$6,106	$145,146	$152,820	$307,267
Owner-Occupied	784	866	28,226	97,231	127,107
Multifamily residential	69,067	83,249	335,423	268,803	756,542
Nonresidential properties	21,097	99,927	378,467	26,719	526,210
Construction and land	632,068	222,028	—	—	854,096
Total mortgage loans	726,211	412,176	887,262	545,573	2,571,222
Nonmortgage loans:					-
Business loans	16,936	14,117	18,843	3,167	53,063
Consumer loans	100	525	—	—	625
Total nonmortgage loans	17,036	14,642	18,843	3,167	53,688
Total	$743,247	$426,818	$906,105	$548,740	$2,624,910

The following table sets forth the Bank’s fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$46,254	$257,818	$304,072
Owner-occupied	29,982	96,341	126,323
Multifamily residential	189,561	497,914	687,475
Nonresidential properties	181,926	323,188	505,114
Construction and land	222,028	—	222,028
Total mortgage loans	669,751	1,175,261	1,845,012
Nonmortgage loans:
Business loans	17,934	18,193	36,127
Consumer loans	525	—	525
Total nonmortgage loans	18,459	18,193	36,652
Total	$688,210	$1,193,454	$1,881,664

Loan Approval Procedures and Authority. The Bank’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exemptions, 15% of its total regulatory capital. The Bank’s lending limit as of December 31, 2025 was $81.5 million, with the ability to lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2025, the Bank complied with these loans-to-one borrower limitations.

At December 31, 2025, the Bank’s largest aggregate exposure to one borrower was $58.0 million which was outstanding in full. The second largest exposure was $50.0 million to each of two customers, both of which were outstanding in full and the third largest exposure was $47.0 million to each of two customers, with one customer with an outstanding balance in full and one customer with an outstanding balance of $38.9 million. No other loan or loans-to-one borrower, individually or cumulatively, exceeded $44.0 million, or 54.1% of the lending limit.

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

Mortgage Loans Held for Sale, at Fair Value.

At December 31, 2025 and 2024, mortgage loans held for sale, at fair value, were $3.4 million and $10.7 million, respectively, including residential mortgages that were originated in accordance with secondary market pricing and underwriting standards. The Bank’s intent was to sell these loans on the secondary market.

Delinquencies and Non-Performing Assets

Delinquency Procedures. Collection efforts commence the day following the grace period, normally on the 17th of the month. Those loans that have experienced sporadic late payments over the previous 12 months are reviewed with a greater degree of diligence. After a loan has become 90 days past due, the Bank usually will initiate legal proceedings for collection or foreclosure unless it is in the best interest of the Bank to sell the debt or work further with the borrower to arrange a suitable workout plan.

Delinquent Loans. The following table sets forth the Bank’s loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2025			2024			2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$5,356	$959	$2,870	$2,275	$2,790	$436	$—	$—	$793
Owner-occupied	1,480	1,151	1,967	1,670	909	1,858	—	—	2,130
Multifamily residential	3,208	—	13,112	5,119	2,502	10,271	1,109	—	2,979
Nonresidential properties	1,764	—	—	890	2,402	—	—	—	—
Construction and land	—	—	8,247	—	3,180	10,058	—	—	6,659
Nonmortgage Loans:
Business	118	—	667	123	1,037	343	366	8	165
Consumer	—	—	—	—	3	—	536	1,007	—
Total	$11,926	$2,110	$26,863	$10,077	$12,823	$22,966	$2,011	$1,015	$12,726

	At December 31,
	2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Mortgages:
1-4 Family residential
Investor-owned	$1,530	$78	$1,865	$321	$2,969	$1,096
Owner-occupied	2,553	—	815	2,961	471	1,947
Multifamily residential	4,643	—	—	1,704	187	—
Nonresidential properties	4,246	607	—	934	1,168	—
Construction and land	—	4,100	7,567	—	—	—
Nonmortgage Loans:
Business	1,466	7,869	2,973	4,036	544	13
Consumer	1,267	1,119	—	2,570	1,759	5
Total	$15,705	$13,773	$13,220	$12,526	$7,098	$3,061

Non-Performing Assets. The following table sets forth information regarding non-performing assets excluding mortgage loans held for sale at fair value. Non-performing assets are comprised of non-accrual loans and non-accrual modifications to borrowers experiencing financial difficulty. There was no other real estate owned at the dates indicated. Non-accrual loans include non-accruing previously existing troubled debt restructured loans, prior to ASU 2022-02, of $0.4 million, $0.4 million, $0.4 million, $2.3 million and $2.5 million at December 31, 2025, 2024, 2023, 2022 and 2021, respectively. There were no accruing loans past due 90 days or more at the dates indicated.

	At December 31,
	2025	2024	2023	2022	2021
	(in thousands)
Nonaccrual loans:
Mortgage loans:
1-4 family residential
Investor-owned	$2,870	$436	$793	$2,844	$3,349
Owner-occupied	1,557	1,423	1,683	961	1,284
Multifamily residential	13,112	10,271	2,979	—	1,200
Nonresidential properties	—	—	—	—	2,163
Construction and land	8,247	10,058	6,659	7,567	917
Nonmortgage loans:
Business	667	343	19	—	—
Consumer	—	—	146	—	—
Total nonaccrual loans (not including non-accruing modifications to borrowers experiencing financial difficulty)	$26,453	$22,531	$12,279	$11,372	$8,913

Non-accruing modifications to borrowers experiencing financial difficulty:
Mortgage loans:
1-4 family residential
Investor-owned	$—	$—	$—	$217	$234
Owner-occupied	410	435	447	2,027	2,196
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	93	100
Construction and land	—	—	—	—	—
Total non-accruing modifications to borrowers experiencing financial difficulty	410	435	447	2,337	2,530
Total nonaccrual loans	$26,863	$22,966	$12,726	$13,709	$11,443

Accruing modifications to borrowers experiencing financial difficulty:
Mortgage loans:
1-4 family residential
Investor-owned	$1,753	$1,807	$2,112	$2,207	$3,089
Owner-occupied	821	2,062	2,313	1,328	2,374
Multifamily residential	—	—	—	—	—
Nonresidential properties	621	652	757	708	732
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	190	215	—	—	—
Consumer	—	—	—	—	—
Total accruing modifications to borrowers experiencing financial difficulty	$3,385	$4,736	$5,182	$4,243	$6,195
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty	$30,248	$27,702	$17,908	$17,952	$17,638
Total nonperforming loans to total gross loans	1.02%	1.00%	0.66%	0.90%	0.87%
Total nonperforming assets to total assets	0.83%	0.76%	0.46%	0.59%	0.69%
Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty as a percentage of total assets	0.94%	0.91%	0.65%	0.78%	1.07%

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

On the basis of this review of loans, the Bank’s classified and special mention loans at the dates indicated were as follows:

	At December 31,
	2025	2024	2023	2022	2021
	(in thousands)
Classified Loans:
Substandard	$32,153	$27,290	$17,851	$21,499	$17,317
Total classified loans	32,153	27,290	17,851	21,499	17,317
Special mention loans	21,933	20,580	5,786	9,735	13,798
Total classified and special mention loans	$54,086	$47,870	$23,637	$31,234	$31,115

Substandard loans increased $4.9 million, or 17.8%, to $32.2 million at December 31, 2025 compared to $27.3 million at December 31, 2024. The $4.9 million increase in substandard loans was primarily attributable to increases of $1.7 million in multifamily loans, $1.6 million in 1-4 family loans and $1.4 million in construction and land loans.

Special mention loans increased $1.4 million, or 6.6%, to $21.9 million at December 31, 2025 compared to $20.6 million at December 31, 2024. The $1.4 million increase was primarily attributable to increases of $3.0 million in multifamily loans, $1.4 million in construction and land loans and $0.2 million in nonresidential loans, offset by decreases of $2.7 million in 1-4 family loans and $0.6 million in business loans.

Loan Modifications to Borrowers Experiencing Financial Difficulties.

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At both December 31, 2025 and 2024, there was one loan in the amount of $0.2 million with modifications to borrowers experiencing financial difficulty.

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

At December 31, 2025 and 2024, there were 14 and 18 TDR loans totaling $3.6 million and $5.4 million of which $3.2 million and $4.7 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

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

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and generally will require the Bank to make specific judgments. The Bank will make or obtain reasonable and supportable forecasts of expected credit losses. The Bank uses Federal Open Market Committee to obtain various forecasts for unemployment rate, national gross domestic product and the National Consumer Price Index. The Bank has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9.

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

Management employs a process and methodology to estimate the ACL on loans that evaluates both quantitative and qualitative factors. Under ASC 326-20-30-2 and 326-20-55-5, the Bank aggregates financial assets on the basis of similar risk characteristics. Management selected a Call Code segmentation, as based on the Bank's call report. Management’s criteria for determining an appropriate segmentation (1) groups loans based on similar risk characteristics; (2) allows for mapping and utilization/application of publicly available external information (Call Report Filings); (3) allows for mapping and utilization/application of publicly available external information; (4) using federal call code is granular enough to accommodate a “like-kind” notion, yet broad enough to maintain statistical relevance and/or a meaningful number of loan observations within material segments and (5) using federal call code designation is identifiable throughout historical data sets, which is critical component of segmentation selection.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management's view of how losses may vary from those represented by quantitative loss rates. These qualitative risk factors include: (1) changes in lending policies, procedures and strategies including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; (2) economic conditions such as the Bank’s market area, customer demographics, portfolio composition, along with national indicators considered impactful to the model; (3) changes in the nature and volume of the portfolio; (4) credit and lending staff/administration quality; (5) changes in loan trends; (6) portfolio concentrations; (7) loan review results; (8) collateral values and (9) regulatory and business environment.

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

The following table sets forth activity in the ACL for the periods indicated.

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Allowance at beginning of year	$22,502	$26,154	$34,592	$16,352	$14,870
Provision for loan losses	4,469	1,516	1,237	24,046	2,717
Adoption of CECL	—	—	(3,090)
Charge-offs:
Mortgage loans:
1-4 family residential
Investor-owned	(69)	—	—	—	—
Owner-occupied	—	—	—	—	—
Multifamily residential	—	—	—	—	(38)
Nonresidential properties	—	(7)	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:			—
Business	(1,444)	(734)	(63)	—	—
Consumer (1)	(48)	(5,148)	(7,227)	(6,659)	(1,342)
Total charge-offs	(1,561)	(5,889)	(7,290)	(6,659)	(1,380)
Recoveries:
Mortgage loans:
1-4 family residential
Investor-owned	—	—	—	156	8
Owner-occupied	—	—	—	39	45
Multifamily residential	—	—	—	—	—
Nonresidential properties	—	—	—	—	—
Construction and land	—	—	—	—	—
Nonmortgage loans:
Business	39	9	3	94	84
Consumer (1)	—	712	702	564	8
Total recoveries	39	721	705	853	145
Net recoveries (charge-offs)	(1,522)	(5,168)	(6,585)	(5,806)	(1,235)
Allowance at end of year	$25,449	$22,502	$26,154	$34,592	$16,352
Allowance for credit losses as a percentage for nonperforming loans	94.74%	97.98%	205.52%	252.33%	142.90%
Allowance for credit losses as a percentage of total loans	0.97%	0.97%	1.36%	2.27%	1.24%
Net recoveries (charge-offs) to average loans outstanding during the year	(0.06%)	(0.25%)	(0.38%)	(0.42%)	(0.09%)
(1)
At December 31, 2024, 2023, 2022 and 2021, includes $5.1 million, $7.2 million, $6.7 million and $1.2 million of charge-offs and $0.7 million, $0.7 million, $0.6 million and $0.1 million of recoveries related to loans associated with microloans pursuant to the Bank's former arrangement with Grain, respectively.

Allowance for Credit Losses. The following table sets forth the ACL by loan category and the percent of the allowance in each category to the total allowance at the dates indicated. The ACL of each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2025			2024			2023
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$2,786	10.95%	11.70%	$4,148	18.43%	14.30%	$4,415	16.89%	17.89%
Owner-occupied	1,087	4.27%	4.84%	1,784	7.93%	6.17%	2,012	7.69%	7.93%
Multifamily residential	9,041	35.54%	28.83%	5,004	22.24%	29.04%	4,365	16.69%	28.65%
Nonresidential properties	4,353	17.10%	20.05%	2,697	11.99%	16.89%	3,176	12.14%	17.81%
Construction and land	6,149	24.16%	32.54%	7,710	34.26%	31.79%	4,807	18.38%	26.22%
Total mortgage loans	23,416	92.02%	97.96%	21,343	94.85%	98.19%	18,775	71.79%	98.50%
Nonmortgage loans:
Business	2,017	7.92%	2.02%	1,113	4.95%	1.77%	531	2.03%	1.03%
Consumer	16	0.06%	0.02%	46	0.20%	0.04%	6,848	26.18%	0.47%
Total nonmortgage loans	2,033	7.98%	2.04%	1,159	5.15%	1.81%	7,379	28.21%	1.50%
Total	$25,449	100.00%	100.00%	$22,502	100.00%	100.00%	$26,154	100.00%	100.00%

	At December 31,
	2022			2021
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
1-4 family residential
Investor-owned	$3,863	11.16%	22.54%	$3,540	21.65%	24.01%
Owner-occupied	1,723	4.98%	8.84%	1,178	7.20%	7.33%
Multifamily residential	8,021	23.19%	32.42%	5,684	34.76%	26.34%
Nonresidential properties	2,724	7.87%	20.19%	2,165	13.24%	18.13%
Construction and land	2,683	7.76%	12.13%	2,024	12.38%	10.19%
Total mortgage loans	19,014	54.96%	96.12%	14,591	89.23%	86.00%
Nonmortgage loans:
Business	120	0.35%	2.62%	306	1.87%	11.38%
Consumer	15,458	44.69%	1.26%	1,455	8.90%	2.62%
Total nonmortgage loans	15,578	45.04%	3.88%	1,761	10.77%	14.00%
Total	$34,592	100.00%	100.00%	$16,352	100.00%	100.00%

At December 31, 2025, ACL represented 0.97% of total gross loans and 94.74% of nonperforming loans compared to 0.97% of total gross loans and 97.98% of nonperforming loans at December 31, 2024. The ACL increased to $25.4 million at December 31, 2025 from $22.5 million at December 31, 2024. There were $1.5 million and $5.2 million in net charge-offs during the years ended December 31, 2025 and 2024, respectively.

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

Investment Activities

General. The Bank’s investment policy was adopted and is reviewed annually by the Board of Directors. The Chief Financial Officer (designated as the Chief Investment Officer) plans and executes investment strategies consistent with the policies approved by the Board of Directors. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least quarterly by the Bank’s asset-liability committee and the Board of Directors.

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

At December 31, 2025 and 2024, the investment portfolio consisted of available-for-sale and held-to-maturity securities and obligations issued by the U.S. government and government-sponsored enterprises, corporate bonds and FHLBNY stock. In addition, during the year ended December 31, 2025 the Bank purchased FRBNY stock. At December 31, 2025 and 2024, the Bank owned $29.3 million and $29.2 million, respectively, of FHLBNY stock. During the year December 31, 2025, the Bank purchased $10.7 million of FRBNY stock in connection with its conversion to a national bank. The Bank did not have any FRBNY stock at December 31, 2024. As a member of FHLBNY and FRBNY, the Bank is required to purchase stock from the FHLBNY and FRBNY which is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of the available-for-sale and held-to-maturity securities portfolios at the dates indicated, which consisted of U.S. government and federal agencies, corporate bonds, pass-through mortgage-backed securities and certificates of deposit.

	At December 31,
	2025		2024		2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,999	$2,979	$2,994	$2,873	$2,990	$2,784	$2,985	$2,689	$2,981	$2,934
Corporate Bonds	13,501	12,763	21,762	20,404	25,790	23,668	25,824	23,359	21,243	21,184
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	30,839	26,346	34,526	28,535	39,375	33,148	44,503	37,777	18,845	18,348
FHLMC Certificates	7,915	7,125	9,028	7,662	10,163	8,681	11,310	9,634	—	—
FNMA Certificates	50,620	42,906	56,010	45,408	61,359	51,517	67,199	55,928	71,930	70,699
GNMA Certificates	76	77	88	88	104	104	122	118	175	181
Total available-for-sale securities	$105,950	$92,196	$124,408	$104,970	$139,781	$119,902	$151,943	$129,505	$115,174	$113,346
Held-to-Maturity Securities:
U.S. Agency Bonds	$—	$—	$25,000	$24,960	$25,000	$24,819	$35,000	$34,620	$—	$—
Corporate Bonds	7,500	7,398	32,500	31,977	82,500	79,809	82,500	78,738	—	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	160,786	158,010	186,634	179,582	212,093	207,027	235,479	230,113	—	—
FHLMC Certificates	3,133	3,036	3,229	3,006	3,897	3,653	4,120	3,852	934	914
FNMA Certificates	90,868	89,468	105,417	100,303	118,944	114,856	131,918	126,691	—	—
SBA Certificates	10,931	10,963	15,374	15,466	19,712	19,878	21,803	21,837	—	—
Allowance for Credit Losses	(236)	—	(216)	—	(398)	—	—	—	—	—
Total held-to-maturity securities	$272,982	$268,875	$367,938	$355,294	$461,748	$450,042	$510,820	$495,851	$934	$914

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

At December 31, 2025 and 2024, there were no securities of which the amortized cost or estimated value exceeded 10% of total equity.

Mortgage-Backed Securities. At December 31, 2025 and 2024, the Bank had mortgage-backed securities with a carrying value of $355.2 million and $410.3 million, respectively. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass through” certificates because the underlying loans are “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one-to-four family residential or multifamily residential mortgages, although the Bank invests primarily in mortgage-backed securities backed by one-to-four family residential mortgages. The issuers of such securities sell the participation interests to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of the Bank’s mortgage-backed securities are backed by Freddie Mac and Fannie Mae, which are government-sponsored enterprises, or Ginnie Mae, which is a government-owned enterprise.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years			More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield		Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,999	0.90%	$12,501	—%		$—	—%	$—	—%	$15,500	$2,979	0.90%
Corporate Bonds	—	—	89,450	5.25%		12,501	3.72%	—	—	101,951	12,763	3.85%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—		—	—	30,839	1.47%	30,839	26,346	1.47%
FHLMC Certificates	—	—	—	—		—	—	7,915	1.18%	7,915	7,125	1.18%
FNMA Certificates	—	—	—	—		1,544	1.98%	49,076	1.77%	50,620	42,906	1.78%
GNMA Certificates	—	—	—	—		—	—	76	5.44%	76	77	5.44%
Total available-for-sale securities	$2,999	0.90%	$101,951	5.25%	5.23	$14,045	3.53%	$87,906	1.62%	$206,901	$92,196	1.88%
Held-to-Maturity Securities:
Corporate Bonds	$—	—%	$—	—%		$7,500	6.40%	$—	—	7,500	$7,398	6.40%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	2,280	3.46%		—	—	158,506	3.95%	160,786	158,010	3.94%
FHLMC Certificates	—	—	—	—		—	—	3,133	4.90%	3,133	3,036	4.90%
FNMA Certificates	—	—	2,430	3.59%		3,746	3.39%	84,692	4.65%	90,868	89,468	4.57%
SBA Certificates	—	—	—	—		4,232	5.97%	6,699	5.82%	10,931	10,963	5.88%
Allowance for Credit Losses	—	—	—	—		—	—	—	—	(236)	—	—
Total held-to-maturity securities	$—	—%	$4,710	3.52%		$15,478	5.55%	$253,030	4.27%	$272,982	$268,875	4.24%

(1)
Comprised of FHLMC, FNMA and GNMA issued securities.

Sources of Funds

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. The Bank receives funds from retail deposits, Internet deposits, non-retail deposits made from corporations, nonprofits, and large banks. The Bank also uses borrowings, primarily from the FHLBNY and the FRBNY, brokered and listing service deposits, and unsecured lines of credit with correspondent banks, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk and manage the cost of funds. In addition, the Bank receives funds from scheduled loan payments, investment principal and interest payments, maturities and calls, loan prepayments and income on earning assets. Although scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Deposits are generated primarily from the Bank’s primary market area and through Internet services. The Bank offers a selection of deposit accounts, including demand accounts, NOW/IOLA accounts, money market accounts, reciprocal deposits, savings accounts and certificates of deposit to individuals, business entities, non-profit organizations and individual retirement accounts. Deposit account terms vary, with the primary differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Years Ended December 31,
	2025			2024			2023
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA (1)	$73,102	3.57%	0.66%	$74,796	4.34%	0.89%	$70,993	5.06%	1.85%
Money market	901,692	44.07%	4.01%	654,521	38.01%	4.61%	424,160	30.25%	4.04%
Savings	119,335	5.83%	0.09%	125,062	7.26%	0.01%	136,419	9.73%	0.10%
Certificates of deposit	744,497	36.39%	3.81%	676,306	39.28%	4.11%	528,999	37.73%	3.13%
Interest-bearing deposits	1,838,626	89.87%	3.54%	1,530,685	88.90%	3.87%	1,160,571	82.77%	3.07%
Non-interest bearing demand (1)	207,288	10.13%	—%	191,155	11.10%	—%	241,510	17.23%	—%
Total deposits	$2,045,914	100.00%	3.18%	$1,721,840	100.00%	3.41%	$1,402,081	100.00%	2.51%

(1)
As of December 31, 2023 and 2022, $48.8 million and $35.9 million, respectively, were reclassified from non-interest bearing demand to NOW/IOLA.

Uninsured deposits represented $454.5 million, or 22.0.%, and $435.9, or 22.8%, of total deposits as of December 31, 2025 and 2024, respectively.

The following table sets forth deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$1,895,213	$1,518,398	$1,262,136
Net deposits before interest credited	86,313	318,123	221,121
Interest credited	65,109	58,692	35,141
Net increase in deposits	151,422	376,815	256,262
Ending balance	$2,046,635	$1,895,213	$1,518,398

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2025	2024	2023
	(in thousands)
Interest Rate:
0.05% - 0.99%	$92,774	$71,719	$91,279
1.00% - 1.49%	1,294	3,514	5,442
1.50% - 1.99%	481	1,885	5,789
2.00% - 2.49%	1,827	974	11,806
2.50% - 2.99%	11,846	18,918	13,054
3.00% - 3.49%	122,018	46,283	48,071
3.50% - 3.99%	276,968	67,448	35,224
4.00% - 4.49%	182,493	271,205	105,591
4.50% - 4.99%	14,802	133,621	25,602
5.00% and greater	—	164,737	258,968
Total	$704,503	$780,304	$600,826

The following table sets forth the amount and maturities of certificates of deposit by interest rate at December 31, 2025.

	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
0.05% - 0.99%	$56,075	$36,600	$—	$99	$92,774	13.17%
1.00% - 1.49%	58	1,235	—	1	1,294	0.18%
1.50% - 1.99%	—	5	—	476	481	0.07%
2.00% - 2.49%	38	32	20	1,737	1,827	0.26%
2.50% - 2.99%	2,506	915	626	7,799	11,846	1.68%
3.00% - 3.49%	33,856	37,099	2,383	48,680	122,018	17.32%
3.50% - 3.99%	152,217	13,931	—	110,820	276,968	39.31%
4.00% - 4.49%	88,512	4,539	6,065	83,377	182,493	25.91%
4.50% - 4.99%	13,326	994	—	482	14,802	2.10%
5.00% and greater	—	—	—	—	—	—%
Total	$346,588	$95,350	$9,094	$253,471	$704,503	100.00%

The following table presents the time deposits with balances exceeding the $250,000 Federal Deposit Insurance Corporation ("FDIC') insurance limit by maturity at December 31, 2025.

Maturity Period:	(in thousands)
Three months or less	$81,586
Over three months through six months	60,278
Over six months through one year	36,667
Over twelve months	23,969
Total	$202,500

At December 31, 2025, the portion of uninsured time deposit in excess of $250,000 FDIC insurance limit was $202.5 million.

Borrowings. The Bank may obtain advances from the FHLBNY by pledging as security its capital stock at the FHLBNY and certain of its mortgage loans and mortgage-backed securities. The Bank may also obtain advances from the FRBNY. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than the Bank’s deposits, they can change the Bank’s interest rate risk profile. At December 31, 2025 and 2024, the Bank had $596.1 million and $571.1 million of outstanding FHLBNY termed advances, respectively. There were no FRBNY advances outstanding at December 31, 2025 and 2024. The Bank had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024 and no overnight line of credit advance from the FHLBNY at December 31, 2025. Additionally, the Bank has two unsecured lines of credit in the amount of $75.0 million with a correspondent bank, under which there was nothing outstanding at December 31, 2025 and 2024, respectively.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Years
	December 31,
	2025	2024	2023
	(Dollars in thousands)
FHLBNY Advances and FRBNY Borrowings:
Balance outstanding at end of period	$596,100	$596,100	$684,421
Average amount outstanding during the period	534,183	670,982	633,116
Maximum outstanding at any month-end during the period	596,100	784,421	684,421
Weighted average interest rate during the period	3.86%	4.09%	4.02%
Weighted average interest rate at the end of the period	3.78%	3.94%	4.10%

Regulation and Supervision

General

As a national bank, the Bank is subject to examination, supervision and regulation, primarily by the OCC, and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”) as the insurer of deposits. The federal system of regulation and supervision establishes a comprehensive framework for activities in which the Bank is engaging and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

The Bank is regulated to a lesser extent by the Federal Reserve Board which governs the reserves to be maintained against deposits and other matters. The Bank is a member of and owns stock in the FRBNY. .In addition, the Bank is a member of and owns stock in the FHLBNY, which is one of the 11 regional banks in the Federal Home Loan Bank System. The Bank’s relationship with its depositors and borrowers is also regulated, to a great extent, by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of loan documents.

As a bank holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to the Company and the Bank. This description of statutes and regulations is not intended to be a complete description of all statutes and regulations that affect the Company and the Bank or their effects on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this Form 10-K, the description is qualified in its entirety by reference to the statutory or regulatory provisions or proposals. Any change in these laws or regulations, regulatory guidance, the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, or in the supervisory environment generally, could have a material adverse impact on the Company and the Bank and their respective operations.

Federal Bank Regulations

Business Activities. The operations of the Bank are subject to requirements and restrictions under federal law that cover all aspects of the banking business, including lending practice, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. Various consumer laws and regulations also affect the operations of the Bank. Approval of the OCC is required for branching, bank mergers in which the continuing bank is a national bank, and in connection with certain fundamental corporate changes affecting the Bank. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, which govern the extent to which a bank subsidiary may finance or otherwise supply funds to its holding company or its holding company’s non-bank subsidiaries.

Examinations and Assessments. The Bank is primarily supervised by the OCC. The Bank is required to file reports with and is subject to periodic examination by the OCC. The OCC recently has signaled shifts in its supervisory program. In October 2025, the OCC issued a notice of proposed rulemaking to codify the elimination of reputation risk from its supervisory program, which would, among other things, prohibit the OCC from criticizing or taking adverse action against an institution on the basis of reputation risk, and to prohibit politicized debanking. In October 2025, the OCC also issued a notice of proposed rulemaking that would define the term “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act and revise the supervisory framework for the issuance of Matters Requiring Attention ("MRA") and other supervisory communications. The Bank is required to pay assessments to the OCC. The Company is required to file reports with and is subject to periodic examination by the Federal Reserve Board.

Capital Requirements. Federal regulations require banks to meet several certain capital requirements. The existing capital requirements implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision.

The capital requirements require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. The regulations also establish a minimum required leverage ratio of 4.0%, which is calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. In 2015, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, made a one-time, permanent election to opt-out regarding the treatment of AOCI. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively composed of common equity tier 1 capital and applies to each of the three risk-based capital ratios (bust not the leverage ratio).

At December 31, 2025 and 2024, the Bank’s capital exceeded all applicable requirements. See Note 15, “Regulatory Capital Requirements” of the Notes to the accompanying Consolidated Financial Statements for additional information.

Community Bank Leverage Ratio. As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), qualifying banks with less than $10 billion in consolidated assets can elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the Community Bank Leverage Ratio Framework or CBLRF). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. In November 2025, the federal banking regulators issued a proposal that would lower the leverage ratio for purposes of the CBLRF from 9% to 8%. As of December 31, 2025, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.

Standards for Safety and Soundness. The federal banking agencies have adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, which establish certain safety and soundness standards for all depository institutions. These standards relate to, among other things, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, earnings and compensation. Failure to meet the standards in the guidelines could result in a request by the OCC to the Bank to provide a written compliance plan to demonstrate its efforts to come into compliance with such guidelines. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2024, the Bank was considered “well capitalized.”

Capital Distributions. As a national bank, the Bank’s board of directors may not declare, and the Bank may not pay, any dividend in an amount greater than the sum of current period net income and retained earnings. A distribution in excess of that amount is a reduction in permanent capital, and the Bank would need to follow the applicable procedures set forth in OCC regulations and guidance. Further, the Bank’s board of directors may not declare a dividend if paying the dividend would result in the Bank being undercapitalized under the OCC’s Prompt Corrective Action rule.

The Bank also must obtain prior approval from the OCC to pay a cash dividend if the dividend would exceed the sum of current period net income and retained earnings from the past two years, after deducting the following transactions during that period: (i) any dividends previously declared, (ii) extraordinary transfers required by the OCC, and (iii) payments made for the retirement of preferred stock. This calculation is performed on a rolling basis as described in the OCC’s earnings limitation regulations.

In addition, the Federal Deposit Insurance Act prohibits insured depository institutions, such as the Bank, from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

Community Reinvestment Act. All financial institutions have a responsibility under the Community Reinvestment Act (the “CRA”)and related regulations to help meet the credit needs of their communities, including low and moderate-income borrowers, consistent with the safe and sound operation of those institutions. The Bank is evaluated periodically by its primary federal banking regulator to determine if it is meeting its continuing and affirmative obligations under the CRA. CRA ratings can impact an insured depository institution’s ability to engage in certain activities as CRA performance is considered in connection with certain applications by depository institutions and their holding companies, including merger applications, charter applications, and applications to acquire assets or assume liabilities. In December 2025, the OCC issued proposed guidance for a simplified strategic plan process for community banks to comply with the CRA. The proposed simplified strategic plan process would provide clarity on the measurable goals and other components of a strategic plan required by the CRA regulation and simplify the method for drafting and submitting a proposed strategic plan to the OCC for approval.

Ponce Bank, received a “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. The authority of the Bank to engage in transactions with related parties or affiliates, or to make loans to insiders, is limited by sections 23A and 23B of the Federal Reserve Act of 1913 and Regulation W. In general, an affiliate of a bank includes any company that controls or is under common control with the institution (as such, the Company is an affiliate of the Bank for these purposes). Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

.

Enforcement. The OCC has primary enforcement responsibility over national banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a national bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and to the appointment of a receiver or conservator. Civil money penalties (“CMP”) cover a wide range of violations and actions. CMPs are classified into three tiers based on the actionable conduct and the level of culpability. The law sets maximum amounts that the OCC may assess for each day the actionable conduct continues.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

Although not the Bank’s primary federal regulator, the FDIC, as insurer of the Bank’s deposits, imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious risk to the Deposit Insurance Fund. The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may seek to terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in unsafe or unsound condition. Finally, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the OCC. We do not currently know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

The Deposit Insurance Fund is funded by assessments on banks and other depository institutions calculated based on average total consolidated assets minus average tangible equity (defined as Tier 1 capital). Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years, and are subject to further adjustments including those related to levels of unsecured debt and brokered deposits. At December 31, 2025, total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 32 basis points applying to banks with less than $10 billion in assets.

.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Federal Reserve Bank System

The Bank is a member of the Federal Reserve Bank of New York, one of 12 regional Federal Reserve Banks. The Federal Reserve Bank provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FRBNY, the Bank is required to acquire and hold shares of the capital stock of the FRBNY. As of December 31, 2025, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FRBNY as a source of investable funds.

Federal Home Loan Bank System

The Bank is a member of the FHLBNY, one of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLBNY, the Bank is required to acquire and hold shares of the capital stock of the FHLBNY. As of December 31, 2025, the Bank was in compliance with this requirement. The Bank may also utilize advances from the FHLBNY as a source of investable funds.

Other Regulations

Consumer Protection. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to a number of federal and state consumer protection laws, such as the:

•
Truth-In-Lending Act and Real Estate Settlement Procedures Act, which both govern disclosures of credit terms to borrowers, among other matters;
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
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and
•
Applicable State law counterparts.

If the Bank fails to comply with these laws and regulations, it may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for proposed merger or acquisition transactions.

The Consumer Financial Protection Bureau (“CFPB”) is the federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws. Because the Company and the Bank are smaller institutions (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the Federal Reserve Board and to the Bank by the OCC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies and banks, could influence how the Federal Reserve Board and OCC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty. In addition, the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

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
•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties; and
•
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rule) with excessive compensation, fess or benefits that could lead to material financial loss to the financial institution. It is unclear when or whether this rule will be finalized.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology for calculating rates and rate caps.

Real Estate Lending Standards and Guidance. The federal regulatory agencies have adopted regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.

The federal regulatory agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

Mortgage Banking Regulation. In connection with making mortgage loans, we are subject to rules and regulations that, among other things, establish standards for loan origination and servicing, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level, and establish requirements for servicing mortgage loans including loan mitigation. We are also subject to rules and regulations that require the collection and reporting of significant amounts of information with respect to mortgage loans and borrowers.

Our mortgage origination activities are subject to Regulation Z, which implements the Truth in Lending Act. Certain provisions of Regulation Z require creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Qualified mortgages that are higher-priced (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, we are predominantly an originator of mortgages that are intended to comply with the ability-to-pay requirements.

Holding Company Regulations

General. The Company is a bank holding company and is, therefore, subject to the Bank Holding Company Act of 1956 (the “BHCA”) and regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-bank subsidiaries, if any. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities of those entities that are determined to be a serious risk to the subsidiary bank.

Permissible Activities. Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the BHCA, provided certain conditions are met. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, as well as activities that are incidental to financial activities or complementary to a financial activity.

Federal law prohibits a bank holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% (“control”) of another savings institution or bank holding company, without prior Federal Reserve Board approval. The Federal Reserve Board adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist. In evaluating applications by holding companies to make such acquisition, the Federal Reserve Board considers factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the Federal Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

Capital. The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under applicable regulatory capital regulations, the Company and the Bank are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2025 and 2024, the Bank and the Company exceeded each of their four regulatory capital requirements. See Note 16 (“Regulatory Capital Requirements”) of Notes to the Consolidated Financial Statements.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to bank holding companies. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. The Company is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. Both the Company and the Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary depositary institution becomes undercapitalized. The regulatory guidance also states that a bank holding company should inform Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. The Company paid required dividends on its Preferred Stock in the amount of $1.1 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. The Federal Reserve Board adopted a final rule on January 30, 2020, effective April 1, 2020, providing further guidance regarding under what circumstances “control” will be found to exist.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank. In addition, federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

The federal bank regulatory agencies adopted rules to improve the sharing of information about cybersecurity incidents that may affect the U.S. banking system. A banking organization must notify its primary federal regulator of any significant computer-security incident that may pose a threat to the stability of the U.S. financial sector as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. A bank service provider must also notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

With increased focus on cybersecurity, the Bank and the Company are continuing to monitor legislative, regulatory and supervisory developments related thereto. We had no material cybersecurity incidents in 2025.

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

For the year ended December 31, 2025, the Company was subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2022.

Federal Taxation

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. For the year ended December 31, 2025, the Company and the Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by banking institutions. For taxable years beginning after 1995, Ponce De Leon Federal Bank, the predecessor of Ponce Bank, and Ponce Bank have been subject to the same bad debt reserve rules as commercial banks. The Bank currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. A financial institution may not carry back net operating losses (“NOL”) to earlier tax years. The NOL can be carried forward indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2025, the Company has no federal NOL carryforwards.

State Taxation

The Company is treated as a financial institution under Connecticut, Florida, New York, and New Jersey state income tax laws. The states of Connecticut, Florida, New York, and New Jersey subject financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Connecticut, Florida, New York and New Jersey. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

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

Net Operating Loss Carryovers. The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on net operating losses generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, had no pre-2015 carryforwards for New York State purposes and New York City purposes. Furthermore, there are post-2015 carryforwards available of $58.0 million for New York State purposes and $20.3 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2025, the Company has no Connecticut or New Jersey net operating loss carryforwards.

Future Regulations

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation or regulation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted or implemented, such legislation or regulation could increase or decrease our cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation or regulation will be enacted or implemented, and, if so, the effect that it would have on our financial condition or results of operations.

Effect of Governmental Monetary Policies

Our operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve uses monetary policy tools to impact money market and credit market conditions and interest rates to influence general economic conditions. These policies have a significant impact on our overall growth and distribution of loans, investments, and deposits; they affect market interest rates charged on loans or paid for time and savings deposits and can significantly influence employment and inflation rates. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including us, in the past and are expected to do so in the future.

Item 1A. Risk Factors.

Investments in the Company’s securities involve risks. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed under “Cautionary Note Regarding Forward-Looking Statements,” investors in the Company’s securities should carefully consider the risk factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s securities should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements in this Annual Report on Form 10-K.

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

The Bank and the Company are certified as CDFIs by the United States Department of the Treasury ("Treasury") and the Bank is also designated as an MDI by the OCC. Such status increases a financial institution’s potential for receiving grants, deposits and awards that, in turn, enable the financial institution to increase the level of community development financial services that it provides to communities. We reinvest the proceeds from such grants, deposits and awards back into the communities we serve. While we believe we will be able to meet the certification criteria required to continue our CDFI and MDI status, there is no certainty that we will be able to do so. If we do not meet one or more of the criteria, we may be provided an opportunity for us to cure deficiencies prior to issuing a notice of termination of certification. A loss of CDFI and/or MDI status, and the resulting inability to obtain certain grants, deposits and awards received in the past, could have an adverse effect on our financial condition, results of operations or business. Additionally, such grants and awards are offered at the discretion of the Treasury. To the extent the current presidential administration, or any future administration, seeks to reduce the amounts of such grants and awards available, we may be negatively impacted.

Risks Related to our Lending Activities.

We have increased our multifamily, nonresidential and construction and land loans, and intend to continue to increase originations of these types of loans. These loans may carry greater credit risk than loans secured by one-to-four family real estate that could adversely affect our financial condition and net income.

Our focus is primarily on prudently growing our multifamily, nonresidential and construction and land loan portfolio. At December 31, 2025, $2.14 billion, or 81.4%, of our loan portfolio consisted of multifamily, nonresidential and construction and land loans as compared to $1.79 billion, or 77.7%, of our loan portfolio at December 31, 2024. Because the repayment of multifamily, nonresidential and construction and land loans depends on the successful management and operation of the borrower’s properties or related businesses, or their sale, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or nonpayment.

Further, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. Additionally, banking regulators examine commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting standards, internal controls, risk management policies, and portfolio stress testing. If our banking regulators determine that our commercial real estate lending activities are particularly risky and are subject to such heightened scrutiny, we may incur significant additional costs or be required to restrict certain of our commercial real estate lending activities. Banking regulators may also require us to maintain higher levels of capital due to our commercial real estate lending activity than we would otherwise be expected to maintain, which could adversely affect our business, financial condition, and results of operations. As our multifamily, nonresidential and construction and land loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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

Some of our borrowers have more than one of these types of loans outstanding. At December 31, 2025, 1,427 loans with an aggregate balance of $2.39 billion are to borrowers with only one loan. Another 172 loans are to borrowers with two loans each with a corresponding aggregate balance of $210.7 million. In addition, 15 loans are to borrowers with three loans each with a corresponding aggregate balance of $26.1 million.

Our business and our customers are impacted by inflationary pressures.

Although inflationary pressures have begun to stabilize, inflation may increase again during 2026 or thereafter. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of many of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

The unseasoned nature of our multifamily, nonresidential and construction and land loans portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our multifamily, nonresidential and construction and land loan portfolio has increased approximately $343.1 million, or 19.1%, to $2.14 billion at December 31, 2025 from $1.79 billion at December 31, 2024. A large portion of our multifamily, nonresidential and construction and land loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently, we estimate potential charge-offs using a rolling 12 quarter average and peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one-to-four family owner-occupied residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our multifamily, nonresidential and construction and land loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loans.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2025 and 2024, one-to-four family residential real estate loans amounted to $434.4 million and $472.4 million, or 16.5% and 20.5%, respectively, of our total loan portfolio. Of these amounts, $307.3 million and $330.1 million, or 70.7% and 69.9%, respectively, is comprised of one-to-four family residential investor-owned properties. One-to-four family residential mortgage lending, whether owner-occupied or non-owner occupied is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our one-to-four family residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2025 and 2024, our ACL totaled $25.4 million and $22.5 million, which represented 0.97%, and 0.97% of total loans, respectively. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for credit losses, we review our loans, loss and delinquency experience, and business and commercial real estate peer data, and we evaluate other factors including, but not limited to, current economic conditions. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic conditions, or to estimate accurately the impacts of future changes in economic conditions to our borrowers, which similarly could impact the accuracy of our loss forecasts and allowance estimates. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which in turn, could materially decrease our net income. The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our allowance for credit losses, which would reduce earnings. Additionally, to the extent that economic conditions worsen, impacting our borrowers or the underlying collateral of loans, and credit losses are worse than expected, as may be caused by inflation, an economic recession or otherwise, we may increase our provision for loan losses, which could have an adverse effect on our business, financial condition, and results of operations. Although we believe our allowance for credit losses is adequate to absorb expected losses in our loan portfolio, we cannot predict the timing or severity of such losses nor give any assurance that our allowance will be adequate in the future.

.

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

Moreover, a significant decline in general economic conditions caused by inflation, recession, legislative and regulatory changes, changes in governmental monetary and fiscal policies, level and volatility of interest rates, acts of terrorism, an outbreak of hostilities, or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing their loans, which could negatively affect our financial performance.

Additionally, the current presidential administration has been, and continues to, seek to enact significant changes that may impact economic conditions, including changes to the size and scope of the federal government and changes to internal relations. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. To the extent such changes have an adverse impact on the local economies where we operate, our business, financial condition and results of operations may be adversely impacted.

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

Our business strategy includes growth in assets, loans, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area, our ability to manage our growth, and economic conditions in the markets in which we operate as well as in the U.S. and globally. Growth opportunities may not be available or we may not be able to manage our growth successfully. Our ability to manage growth successfully depends on a variety of factors, including whether we can maintain adequate capital levels, maintain cost controls, effectively manage asset quality, and effectively manage increasing regulatory compliance requirements. If we do not manage our growth effectively, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenses to support such growth, any of which could adversely affect our financial condition and operating results. Furthermore, there can be considerable costs involved in expanding deposit and lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence and require alternative delivery methods. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in modernizing existing facilities, opening of new branches or deploying new services.

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

As interest rates have increased and competition has diminished, we have shifted our loan originations to focus more on higher-yielding construction loans while reducing the growth in our originations of consumer, commercial and industrial loans, multifamily, mixed-use and non-residential real estate loans. As a result, our construction loan portfolio has increased to $854.1 million, net of loans-in-process of $132.7 million, or 32.5% of total loans, at December 31, 2025 from $733.7 million, net of loans-in-process of $359.2 million, or 31.8% of total loans, at December 31, 2024.

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

Our non-interest expense totaled $67.0 million and $67.5 million for the years ended December 31, 2025 and 2024, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of the implementation of our business strategy combined with operating in an expensive market. Our efficiency ratio was 61.35% and 80.60% for the years ended December 31, 2025 and 2024, respectively. Our efficiency ratio for the year ended December 31, 2025 improved compared with prior year due to an increase in net interest income. If we are unable to successfully implement our business strategy and increase our revenues and decrease our total non-interest expense, our profitability could be adversely affected.

We have received an investment under the ECIP from the Treasury, in exchange for the issuance of senior perpetual preferred stock, which preferred stock has certain rights and preferences as compared to shares of our common stock. We are subject to certain contractual and regulatory restrictions under the ECIP which may hinder our operations.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $1.1 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 14 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria, or any amended or additional criteria that may be imposed, in the future.

We may be dependent on advances from the FHLBNY and borrowings from the FRBNY to grow our lending activities, which may negatively impact our results of operations.

In recent periods, we have relied on non-core funding sources, primarily advances from the FHLBNY and borrowings from the FRBNY, to fund a portion of our lending activities when we do not have sufficient core deposits. Such advances and borrowings are generally higher cost as compared to core deposits, which will generally lead to decreases in our net interest margin and lower net revenues. Additionally, the Bank’s FHLBNY and FRBNY membership does not represent a legal commitment to extend credit to the Bank. The amount that the Bank can potentially borrow is currently dependent on the amount of unencumbered eligible securities and loans that the Bank can use as collateral and the collateral margins required by the lenders. The Bank’s borrowing capacity may be adjusted by the FHLBNY and FRBNY and may take into account factors such as the Bank’s tangible common equity ratio, collateral margins required by the lender or other factors. A possible future downgrade of securities and loans pledged as collateral could also impact the amount of available funding. If we are unable to obtain funding through the FHLBNY and FRBNY, we may be forced to seek additional alternative funding sources, which may be higher cost, in order to fund our loan growth.

There are current proposals from the Federal Housing Finance Agency (“FHFA”), the regulatory of the Federal Home Loan Bank (“FHLB”) system, to adopt certain changes to its eligibility criteria for borrowing to refocus on the FHLB’s housing mission. Additionally, the Company must maintain a satisfactory rating pursuant to the CRA to maintain its ability to access FHLB funding. Additionally, the current presidential administration may seek to make regulatory changes, including modifying or eliminating the FHFA. If the FHFA makes significant changes to the eligibility criteria to maintain access to FHLB funding, if the Company fails to maintain its satisfactory rating under the CRA or if the FHFA is significantly modified or eliminated, this could impact the Company’s ability to borrow from the FHLB and require it to find other sources of credit, including borrowing directly from the FRB.

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

Consumers may increasingly decide not to use banks to complete their financial transactions, which could have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, general-purpose reloadable prepaid cards, or in other types of assets, including crypto currencies, stablecoins or other digital assets. Consumers can also complete transactions such as paying bills or transferring funds directly without the assistance of banks. Trends toward digital financial transactions have accelerated, and we may face increased competition from fintech companies.

There has also been a significant increase in digital asset adoption globally over the past several years. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act), which was enacted in July 2025, provides a legal framework for stablecoins and their issuers in the United States. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to our deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide. Digital asset service providers, which, at present, are not subject to the same degree of scrutiny and oversight as bank holding companies and federally insured banks, are becoming active competitors, and customers could move their deposits from traditional federal insured banks into digital currencies, which would have a negative effect on our liquidity, results of operations and financial condition.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the loss of deposits as a lower cost source of funds could have a material adverse effect on our financial condition and results of operations.]

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

In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities as the demand for loans may decrease materially. Additionally, if market rates rise, or remain elevated for an extended period of time, we may experience more competitive pressures to increase the rates we pay on deposits, which may result in a decrease in our net interest income and a change in the mix of noninterest bearing and interest-bearing accounts. In addition, as our growth in earning assets has outpaced growth in our core deposits in recent quarters, we have had to increase our reliance on noncore funding. These funding sources may be more rate sensitive than our core depositors, and accordingly, we may be compelled to increase the rates we pay on these funds, which may limit our ability to maintain on-balance sheet liquidity levels consistent with our policies, which would negatively impact our net interest margin. If we are unable to grow our core funding at rates that are sufficient to match or exceed our loan growth, we may be required to slow our loan growth. In addition, any future rate increases can affect the average life of loans and mortgage-backed and related securities. A rise in interest rates may result in lower demand for loans and mortgage-backed and related securities as borrowers may reduce their debts due to the higher costs of borrowings.

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

We are unable to predict actual fluctuations of market interest rates because of many factors influencing interest rates, including changes in economic conditions and the policies of the Federal Reserve and other governmental and regulatory agencies, are beyond our control. Following a period of aggressive rate hikes aimed at curbing inflation in 2022 and 2023, the Federal Open Market Committee (“FOMC”) of the Federal Reserve reduced the target range for the federal funds rate by a total of 100 bps from September 2024 to December 2024. From September 2025 to December 2025, the FOMC further reduced the target range for the federal funds rate by a total of 75 bps. In January 2026, the FOMC held the target federal funds rate at an upper limit of 3.75%, but noted that uncertainty about the economic outlook remains elevated. Although the Federal Reserve has shifted toward reducing the target range, the economic and inflationary outlook in the U.S. remains uncertain and we cannot predict the timing or magnitude of future Federal Reserve monetary policy actions.

We employ the use of models and modeling techniques to quantify the levels of risks to net interest income. For example, we monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the economic value of our assets and liabilities (the Economic Value of Equity Model “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2025, in the event of an instantaneous 100 basis point increase in interest rates, we estimate that we would experience a 4.24% decrease in EVE and a 0.57% decrease in net interest income. However, these models inherently involve the use of assumptions, judgments and estimates. While we strive to ensure the accuracy of our modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination, and actual results may differ. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Interest Income Simulation Models and—Economic Value of Equity Model.”

Changes in the valuation of securities held could adversely affect us.

At December 31, 2025 and 2024, our securities portfolio totaled $365.2 million and $472.9 million, which represented 11.3% and 15.6% of total assets, respectively. The securities portfolio as of December 31, 2025 and 2024 were classified as available-for-sale securities, at fair value, in the amount of $92.2 and $105.0 million and held-to-maturity securities, at amortized costs, in the amount of $273.0 million and $367.9 million, respectively. A decline in the fair value of our available-for-sale securities could cause a material decline in our reported equity and/or net income. Increases in market interest rates have in the past, and may in the future, cause the market value of our securities portfolio to decline significantly. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be credit related impairment. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized through earnings. Credit-related impairment for all other impaired debt securities is recognized through earnings. Non-credit related impairment for debt securities is recognized in other comprehensive income net of applicable taxes for all securities classified as available-for-sale. A decline in the market value of our securities portfolio could adversely affect our earnings.

Risks Related to Laws and Regulations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision governs the activities in which the Bank and the Company may engage and are intended primarily for the protection of the Federal Deposit Insurance Fund, the depositors and borrowers of the Bank and consumers, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and influencing the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Failure to comply with these laws and regulations could result in financial, structural and operational penalties, including receivership.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the establishment of the CFPB as an additional regulatory agency. The various federal agencies have adopted a broad range of rules and regulations in compliance with the Dodd-Frank Act. Compliance with the Dodd-Frank Act and its regulations and policies has resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations. The current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. We cannot currently predict the nature and timing of future developments that may potentially impact CFPB rules, proposals, enforcement and supervision.

The current presidential administration has and may in the future seek to make further changes to our current regulatory framework and the agencies that regulate our business, which changes may include combining or disbanding certain regulatory agencies. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably and may negatively influence our revenues, costs, earnings, and capital levels. In addition, the Company’s results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies, or as a result of changes in supervision, examination and enforcement priorities and policies of government agencies. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in interpretation by us. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. See “Regulation and Supervision” in Item 1. Business of this Annual Report on Form 10-K for a more detailed description of the current regulatory requirements applicable to the Company and the Bank.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation, primarily rent control and rent stabilization.

Multi-family real estate loans generally involve a greater risk than 1-4 family residential real estate loans in part because of legislation and government regulations involving rent regulation, such as rent control and rent stabilization, which are outside the control of the borrower or the Bank and could adversely impact the value of the security for the loan or the future cash flow of such properties. Increases in interest rates could also impair the future cash flows of such properties that have variable- or adjustable-rate mortgages or whose existing mortgages are maturing.

The State of New York, on June 14, 2019, enacted legislation increasing the restrictions on rent increases in a rent-stabilized apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20% each time a rental unit became vacant, (ii) eliminating high-rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. The legislation still permits a property owner to charge up to the full legal rent once the tenant vacates. As a result of this legislation as well as previously existing laws and regulations, it is possible that rental income might not rise sufficiently over time to satisfy increases in the loan rate at repricing or increases in overhead expenses (e.g., utilities, taxes, maintenance, etc.).

Further, the New York City Rent Guidelines Board established maximum rent increases on certain rent‑stabilized apartments of 3.0% for one‑year leases beginning on or after October 1, 2025 and before October 1, 2026. Additionally, the current New York City mayoral administration has indicated that it will seek to implement a “rent freeze” as of the next determination period, and may implement other changes or policies that impact rental rates. The current limits, or any such future limits, may prevent rent increases from keeping pace with inflation, overhead expenses or increased financing costs. If the cash flow from a collateral property is reduced (e.g., if leases are not obtained or renewed at sufficient rates), the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. To the extent our borrowers cannot implement rent increases that are sufficient to cover expenses, there will be an increased risk of default for these loans.

We may be limited in our ability to originate new construction loans in our market area due to legislative changes.

A significant portion of the Bank’s construction lending activity in New York City involves multifamily rental developments. The financial feasibility of many new rental housing projects in the City is influenced by local property tax incentive programs and zoning regulations intended to encourage the development of affordable housing. Historically, many projects relied on benefits provided under the 421-a Tax Exemption Program, which expired in June 2022. The program applied to qualifying residential projects that commenced construction between January 1, 2016 and June 15, 2022 and generally required construction completion by June 15, 2026. Legislation enacted in April 2024 extended the construction completion deadline for certain vested projects to June 15, 2031 and introduced a replacement tax incentive program commonly referred to as the 485-x Affordable Neighborhoods for New Yorkers (ANNY) program. New developments are now commonly evaluated under the 485-x program, which generally requires qualifying projects to include income-restricted housing units tied to Area Median Income thresholds, with permanently affordable and rent-stabilized units and, for certain larger developments, construction wage requirements. In addition, certain projects may benefit from zoning amendments adopted under the City of Yes for Housing Opportunity initiative, including the Universal Affordability Preference (UAP), which may permit additional residential density where affordable housing is provided. Legislative changes to these programs may affect project feasibility and the demand for construction financing in the Bank’s primary lending markets.

Imposition of limits by the bank regulators on construction lending activities could curtail our growth and adversely affect our earnings.

The OCC, the FDIC and the Federal Reserve System (collectively, the “Agencies”) have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific construction lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Construction and land loans represented 145.0% of the Bank’s total risk-based capital at December 31, 2025, and our multifamily, mixed-use and nonresidential real estate loan portfolio represented 196.8% of the Bank’s total risk-based capital on that same date.

In December 2015, the Agencies released a statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. While we monitor our concentration limits with respect to our construction, multifamily, mixed-use and non-residential real estate loans closely and have implemented various risk management practices to manage our exposure for such loans, if the OCC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, our earnings would be adversely affected.

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

Our ability to originate loans could be restricted by federal regulations.

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

The Bank’s minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-weighted assets capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. The capital requirements also establish a “capital conservation buffer” of 2.5%, which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-weighted assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions in the United States. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits and can affect the value of financial instruments that we hold. Changes in those policies are beyond our control and are difficult to predict. Policies of the Federal Reserve Board can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have an adverse effect on our financial condition and results of operations. Alternatively, an expansion of the money supply could make it easier for a borrower to obtain a loan from another financial institution at a lower interest rate, resulting in a payoff of that borrower’s higher rate loan with us, and which could have an adverse effect on our financial condition and results of operations.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Risk Related to our Operations and Technology.

We face significant operational risks because the financial services business involves a high volume of transactions and increased reliance on technology, including risk of loss related to cyber security breaches.

We rely on the ability of our employees and systems to process a high number of transactions and to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Despite the security measures the Company takes, its computer systems and infrastructure may be vulnerable to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal and regulatory actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity.

In addition, we outsource most of our data processing to certain third-party providers. If these third-party providers encounter difficulties, including as a result of cyber-attacks or information security breaches, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Replacing these third-party providers could also create significant delay and expense, and we cannot provide any assurance that we could negotiate terms with alternative service sources that are as favorable or could obtain similar services as found in our existing systems without expending substantial resources. Accordingly, use of such third parties creates an unavoidable inherent risk to our businesses’ operations. Additionally, in recent years, banking regulators have focused on the responsibilities of financial institutions to supervise vendors and other third-party service providers. We may have to dedicate significant resources to manage risks and regulatory burdens presented by our relationship with vendors and third-party service providers. We are also subject to risks related to the cyber vulnerabilities of our partners. We may experience negative impacts to our financial condition and results of operations if our partners are subject to cyber fraud or other security breaches.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation.

Our business is technology dependent, and an inability to successfully implement technological improvements may adversely affect our ability to be competitive and our results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products, systems and services, which may require substantial initial investment to be implemented, including the cost of modifying or adapting existing products, systems and services, and we anticipate that new technologies will continue to emerge. The Company invests in new technology to enhance customer service, and to increase efficiency and reduce operating costs. Our future success will depend in part upon our ability to create synergies in our operations through the use of technology and to facilitate the ability of customers to engage in financial transactions in a manner that enhances the customer experience. We cannot give any assurance that technological improvements will increase operational efficiency or that we will be able to effectively implement new technology-driven products, systems and services or be successful in marketing new products and services to our customers. A failure to maintain or enhance a competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than larger competitors, or because our technological developments fail to perform as desired or are not implemented in a timely manner, could result in higher operating costs, decreased customer satisfaction, and lower market share. An inability to effectively implement new technology and realize operational efficiencies could result in the loss of initial investments in such projects and higher operating costs. Either of these outcomes could have a material adverse impact on our financial condition and results of operations.

Negative developments in the U.S. or in our primary markets may adversely impact our results in the future.

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

Although economic conditions have improved in most of our markets, we continue to focus on growing earning assets, and we believe that it is possible we will continue to experience an uncertain and volatile economic environment during 2026, including as a result of issues of national security, international conflicts, inflation and supply chain disruptions. There can be no assurance that these conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect our business, financial condition, and results of operations.

We are subject to losses due to errors, omissions or fraud by our employees, client, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts. While our procedures and systems are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also depends on our employees, as well as third-party service providers, to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of our operations or systems.

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

Our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date to file periodic reports under the Securities and Exchange Act, including our consolidated financial statements. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, the valuation of loans held for sale, the valuation of deferred tax assets and investment securities, the estimates relating to the valuation for share-based awards, and our determinations with respect to amounts owed for income taxes.

Other Risks Related to Our Business and Industry Generally

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

Events in the financial services industry, including bank closures, can cause general uncertainty and concern regarding the adequacy of liquidity in the financial services industry generally. While we rely on different sources of funding to meet potential liquidity needs, our business strategies are largely based on access to funding from customer deposits and supplemental funding provided by wholesale or other secondary liquidity sources. Deposit levels may be affected by various factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, conditions in the financial services industry specifically and general economic conditions that impact the amount of liquidity in the economy and savings levels, and also by factors that impact customers’ perception of our financial condition and capital and liquidity levels. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar events, have in the past and may in the future lead to erosion of customer confidence in the banking system, deposit volatility, liquidity issues, stock price volatility, increased regulatory scrutiny, and other adverse developments. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations or growth, or if we lose a significant portion of our local customer deposits or a significant deposit relationships, we will look to outside sources, such as borrowings from the FHLB, federal funds purchased or brokered deposits, and our liquidity and profitability could be adversely impacted. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

The response to bank closures by the U.S. government, including Treasury, the FDIC, and the Federal Reserve Board, cannot be predicted and the policies and regulations implemented in response to past bank closures cannot be expected to be extended or repeated in response to a future bank closure. We cannot predict to what extent any such steps taken by the banking regulators will be effective in calming the financial markets and financial services industry generally, preventing further bank closures, or reducing the risk of deposit outflows, and particularly sudden deposit outflows, from banks. As a result of this uncertainty, we face the potential for deposit outflows, increased borrowing and funding costs, and increased competition for liquidity, any of which could have a material adverse impact on our financial performance or financial condition. As of December 31, 2025, 22.0% of our deposits are estimated to be above FDIC-insurance limits.

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

Our Equity Incentive Plans have increased our expenses and reduced our income, and may dilute our stockholders' ownership interests.

The Company maintains a Long-Term Incentive Plan. During the years ended December 31, 2025 and 2024, the Company recognized in $1.9 million and $2.1 million, respectively, in non-interest expense relating to its stock benefit plans, and we will recognize additional expenses in the future as additional grants are made and awards vest.

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

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts

We are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact our assets or employees directly or lead to changes in customer preferences that could negatively affect our growth or business strategies. In addition, our reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects. In recent years, the federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change; although, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes.

Increased scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.

As a regulated financial institution and a publicly traded company, we may face increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Often these stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG issues. In addition, certain federal and state laws and regulations related to ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions. Specifically, changing views and scrutiny against certain ESG and inclusion matters has gained momentum across the United States at national, state and local levels. Failing to comply with legal or regulatory requirements or expectations and standards from customers, regulators, investors, and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests, as well as governmental enforcement or private litigation. Any adverse publicity or adverse impact on our reputation in connection with ESG, any shifts in investing priorities among investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.

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

The success of our business strategies depends on our ability to identify, recruit and retain individuals with experience and relationships in our primary markets.

The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on our net income. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth or impair our ability to implement our business strategy effectively and efficiently, which could materially adversely affect our business.

The trading volume of our common stock may not provide adequate volume for investors, and future sales of our common stock by stockholders or the perception that those sales could occur may cause our common stock price to decline.

Although our common stock is listed for trading on Nasdaq, the trading volume in our common stock may be lower than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given these factors, a shareholder may have difficulty selling shares of our common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of our common stock shares for the same price at which shareholders could sell a smaller number of shares. Given the potential for lower relative trading volume in our common stock, significant sales of the common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of these sales or perceptions.

Our common stock price may be volatile, which could result in losses to our investors.

Our common stock price has been volatile in the past, and several factors could cause the price to fluctuate in the future. These factors include, but are not limited to, actual or anticipated variations in earnings, changes in analysts’ recommendations or projections with regard to our common stock or the markets and businesses in which we operate, operations and stock performance of other companies deemed to be our peers, reports of trends and concerns and other issues related to the financial services industry, changes in government regulations, geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations, and the realization of any of the other risks presented in this Form 10-K. Fluctuations in our common stock price may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk, Management and Strategy

The Company’s cybersecurity program is integrated within its overall risk management function. The Company engages third parties, including an outsourced cybersecurity team and additional vendors that conduct cybersecurity testing, 24/7 scanning, monitoring and tracking. All critical vendors of the Company, including its cybersecurity vendors, are subject to the requirements of its vendor management policy and processes. The Company is a regulated entity and undergoes regulatory reviews to ensure the Bank remains in compliance with all appropriate standards, including related to its management of third-party vendors.

Internally, the cybersecurity program is managed by the Company’s Senior Vice President and Chief Information Officer. She has held senior management positions in information technology, management information systems and information security for over 30 40 years. She reports regularly to the risk and audit committees of the Board of Directors about the prevention, detection, mitigation, and remediation of cybersecurity activities and incidents. Additionally, the full board annually assesses all critical risks of the Company, including cybersecurity risks, and also receives periodic updates relating to key cybersecurity issues as part of their oversight.

The Company’s Senior Vice President and Chief Information Officer also regularly reports to the Company’s IT Steering Committee and executive risk management (“ERM”) committee, which oversees Company-wide risk at the management level, regarding cybersecurity risks. Members of the ERM committee include our President and Chief Executive Officer.

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

Item 2. Properties.

As of December 31, 2025, the net book value of the Company’s office properties including leasehold improvements was $12.7 million, and the net book value of its furniture, fixtures and other equipment and software was $2.9 million. The Company’s and Bank’s executive offices are located at 2244 Westchester Avenue, Bronx, New York.

The following table sets forth information regarding the Company’s offices as of December 31, 2025.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(in thousands)
Main Office:
2244 Westchester Avenue	Leased	2021	$242
Bronx, NY 10462

Other Properties:
980 Southern Blvd.	Leased	1990	439
Bronx, NY 10459

37-60 82nd Street	Leased	2021	—
Jackson Heights, NY 11372

51 East 170th Street	Leased	2018	552
Bronx, NY 10452

169 Smith Street	Leased	2021	26
Brooklyn, NY 11201

207 East 106th Street	Leased	2006	1,097
New York, NY 10029

2244 Westchester Avenue	Leased	2021	503
Bronx, NY 10462

5560 Broadway	Leased	2021	1,242
Bronx, NY 10463

34-05 Broadway	Leased	2001	625
Astoria, NY 11106

3821 Bergenline Avenue	Leased	2021	—
Union City, NJ 07087

1900 Ralph Avenue	Leased	2007	367
Brooklyn, NY 11234

20-47 86th Street	Owned	2010	3,158
Brooklyn, NY 11214

100-20 Queens Boulevard	Leased	2010	8
Forest Hills, NY 11375

319 1st Avenue	Leased	2010	167
New York, NY 10003

3876 9th Avenue	Leased	2025	851
New York, NY 10034

2612 East 16th Street (1)	Leased	2020	—
Brooklyn, NY 11235

135-14 Northern Blvd.	Owned	2020	3,320
Flushing, NY 11354

297 South Washington Avenue	Leased	2025	57
Bergenfield, NJ 07621

1600 Ponce de Leon Boulevard	Leased	2024	—
Coral Gables, FL 33134
			$12,654

(1) On May 1, 2025, the Company sublet its 2612 East 16th Street Brooklyn mortgage loan office. The sublease will expire on August 31, 2028.

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

The number of stockholders of record of the Company’s common stock as of March 11, 2026 was 249 The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

For a further discussion concerning regulations that would impact the payment of dividends on our shares of common stock, see “Regulation and Supervision—Holding Company Regulations—Dividends and Stock Repurchases.” Dividends we can declare and pay will depend, in part, upon receipt of dividends from Ponce Bank, because currently we will have no source of income other than dividends from Ponce Bank and earnings from the investment of funds held by the Company and interest payments received in connection with the loan to the employee stock ownership plan. Regulations of the OCC and FDIC impose limitations on dividends that the Bank may pay to the Company. See “Regulation and Supervision—Federal Bank Regulation—Capital Requirements.”

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described below. Such risks and uncertainties include, but are not limited to, those identified below and those described in Part I, Item 1A. “Risk Factors,” within this Annual Report on Form 10-K. Discussion and analysis of our 2024 fiscal year specifically, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located under Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 (the "2024 Form 10-K"), which is available on our investor relations website at poncebank.gcs-web.com and the SEC's website at sec.gov.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $1.1 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 14 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria, or any amended or additional criteria that may be imposed, in the future.

The Company believes that consummation of the repurchase of the Preferred Stock as contemplated by the Repurchase Agreement would be beneficial to its stockholders. As such, the Company expects it continue to emphasize its qualified Deep Impact Lending.

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and December 31, 2025.

CDFI Equitable Recovery Program

On February 6, 2025, the Bank received a $1.3 million grant from the Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFIs to support their operations and expand services in economically distressed communities.

Banking Development District

The Ponce Bank Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, Ponce Bank received total program deposits of $35.0 million. On June 24, 2025, the Bank received an additional $10.0 million from the DFS resulting in a total BDD Program deposit of $45.0 million.

The Bank's Inwood Branch was also recently approved as a BDD. On February 4, 2026, the Bank received approval for additional program deposits of $35.0 million.

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

Ponce Bank Conversion

On October 10, 2025, the Company's wholly-owned subsidiary, Ponce Bank (formerly a federally chartered stock savings association), completed its conversion to a national bank and commenced operations as Ponce Bank, National Association. In connection with the conversion of Ponce Bank, the Company also commenced operations as a bank holding company as of the same date. The Company also elected financial holding company status, which allows the Company to engage in activities that are financial in nature or incidental to a financial activity.

Ponce Bank sought to become a national bank in order to increase bank powers, including its eligibility to receive municipal deposits in New York. However, the Company and Ponce Bank do not expect any material changes in their core business as a result of the Company becoming a financial holding company, and Ponce Bank becoming a national bank.

Critical Accounting Policies and Estimates

Note 1 Summary of Significant Accounting Policies to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2025 contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried on the Consolidated Statements of Financial Condition at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodology used to determine the allowance for credit losses is a critical accounting policy and estimate because of its importance to the presentation of the Company’s financial condition and results of operations. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The critical accounting policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board.

Allowance for credit losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended December 31, 2025.

Allowance for credit loss. The ACL on loans is management's estimate of expected credit losses over the expected life of the loans at the reporting date. The ACL on loans is increased through a provision for credit losses (“PCL”) recognized in the Consolidated Statements of Operations and by recoveries of amounts previously charged off. The ACL on loans is reduced by charge-offs on loans. Loan charge-offs are recognized when Management believes the collectability of the principal balance outstanding is unlikely. Full or partial charge-offs on collateral-dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

Policies with respect to the methodology used to determine the ACL is a critical accounting policy and estimate because of its importance to presentation of the Company's financial condition and results of operations and high level of subjectivity. The critical accounting policy involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. The ACL policy and its application is reviewed periodically, and at least annually, with the Audit Committee of the Board of Directors.

If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.6 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.6 million.

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

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of December 31, 2025 and 2024, the Company had $643.9 million and $574.1 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.22 billion in assets, $2.60 billion in loans, net of allowance for credit losses of $25.4 million, and $2.05 billion in deposits at December 31, 2025, all while investing in infrastructure, implementing digital banking and diversifying its product offering. The Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total consolidated assets increased $184.0 million, or 6.1%, to $3.22 billion at December 31, 2025 from $3.04 billion at December 31, 2024. The increase in total assets is largely attributable to increases of $312.7 million in net loans receivable and $10.7 million in purchases of FRBNY stock, partially offset by decreases of $95.0 million in held-to-maturity securities, $13.7 million in cash and cash equivalents, $12.8 million in available-for-sale securities, $7.6 million in other assets, $7.3 million in mortgage loans held for sale, $1.5 million in right of use assets, $1.2 million in premises and equipment, net and $0.6 million in deferred tax assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $13.7 million, or 9.8%, to $126.2 million at December 31, 2025, compared to $139.8 million at December 31, 2024. The decrease in cash and cash equivalents was primarily attributable to an increase of $329.2 million in net loans, $10.7 million in purchase of FRBNY stock, a decrease of $2.7 million in operating lease liabilities, $1.6 million decrease in other liabilities, $1.1 million in dividend paid on preferred stock and $1.0 million in gain on sale of loans. The decrease in cash and cash equivalents was partially offset by an increase of $151.4 million in net deposits, $113.5 million in proceeds from maturities/calls of securities, $12.6 million decrease in loans held for sale, $7.8 million in proceeds from the sale of loans, $7.6 million decrease in other assets, $4.8 million in depreciation and amortization, $4.2 million in stock-based compensation and $3.8 million in provision for credit losses.

Securities. The Company securities portfolio decreased $12.8 million, or 12.2%, to $92.2 million in available-for-sale at December 31, 2025 from $105.0 million December 31, 2024 and decreased $95.0 million, or 25.8%, to $273.0 million in held-to-maturity at December 31, 2025 from $367.9 million at December 31, 2024. The decrease in the securities portfolio was primarily due to four available-for-sale securities in the total amount of $8.3 million and three held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2025 and changes in principal amount of the securities.

Gross Loans Receivable. The composition of gross loans receivable at December 31, 2025 and 2024 and the percentage of each classification to total loans are summarized as follows:

	December 31, 2025		December 31, 2024		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$307,267	11.7%	$330,053	14.3%	$(22,786)	(6.9%)
Owner-Occupied	127,107	4.8%	142,363	6.2%	(15,256)	(10.7%)
Multifamily residential	756,542	28.8%	670,159	29.0%	86,383	12.9%
Nonresidential properties	526,210	20.1%	389,898	16.9%	136,312	35.0%
Construction and land	854,096	32.5%	733,660	31.8%	120,436	16.4%
Total mortgage loans	2,571,222	98.0%	2,266,133	98.2%	305,089	13.5%
Nonmortgage loans:
Business loans	53,063	2.0%	40,849	1.8%	12,214	29.9%
Consumer loans	625	0.0%	1,038	0.0%	(413)	(39.8%)
	53,688	2.0%	41,887	1.8%	11,801	28.2%
Total	$2,624,910	100.0%	$2,308,020	100.0%	$316,890	13.7%

ACL was $25.4 million and $22.5 million at December 31, 2025 and 2024, respectively.

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 50.0% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $86.4 million, or 12.9%, when compared to December 31, 2024. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facilities.

Nonresidential properties loans increased $136.3 million, or 35.0%, when compared to December 31, 2024. The majority of the increases in nonresidential properties loans were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans increased $120.4 million, or 16.4%, when compared to December 31, 2024. The $120.4 million growth in construction and land loans is related to funding of existing commitments prior to 2025 and new commitments, offset by loans that were refinanced from construction and land loans to new permanent loan facilities.

Our commitments to grant new mortgage loans decreased by $212.6 million as of December 31, 2025 compared to December 31, 2024. See Note 13 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 73 construction and land loans with balances of $854.1 million as indicated in the table above. Of those loans, 36 loans with aggregate balances of $520.6 million, or 60.9%, of the total, have a percentage of completion of 80% or more. Within those 36 loans there are 20 loans with balances of $314.8 million that are 100% completed and the properties have received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At December 31, 2025 and 2024, approximately 3.1% and 3.5%, respectively, of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land loans and investor- owned commercial real estate loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate up to 200% for construction and land loans and up to 450% for investor owned commercial real estate loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At December 31, 2025 and 2024, the Bank’s construction and land loans as a percentage of total risk-based capital were 156.7% and 145.0%, respectively. Investor owned commercial real estate loans as a percentage of total risk-based capital were 393.1% and 341.7% as of December 31, 2025 and 2024, respectively. At December 31, 2025, the Bank was above the 100% guidelines established by the banking regulations but under the 200% guidelines set by the Bank for construction and land loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Mortgage Loans Held For Sale. Mortgage loans held for sale, at fair value, at December 31, 2025 decreased $7.3 million to $3.4 million from $10.7 million at December 31, 2024.

Deposits. The composition of deposits at December 31, 2025 and 2024 and changes in dollars and percentages are summarized as follows:

	December 31, 2025		December 31, 2024		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$208,250	10.2%	$169,178	8.9%	$39,072	23.1%
Interest-bearing deposits:
NOW/IOLA accounts	84,012	4.1%	62,616	3.3%	21,396	34.2%
Money market accounts	779,532	38.1%	636,219	33.6%	143,313	22.5%
Reciprocal deposits	152,630	7.5%	130,677	6.9%	21,953	16.8%
Savings accounts (1)	117,708	5.8%	116,219	6.1%	1,489	1.3%
Total NOW, money market, reciprocal and savings	1,133,882	55.4%	945,731	49.9%	188,151	19.9%
Certificates of deposit of $250K or more	202,500	9.9%	204,293	10.7%	(1,793)	(0.9%)
Brokered certificates of deposit (2)	67,942	3.3%	94,531	5.0%	(26,589)	(28.1%)
Listing service deposits (2)	4,150	0.2%	7,376	0.4%	(3,226)	(43.7%)
Certificates of deposit less than $250K	429,911	21.0%	474,104	24.9%	(44,193)	(9.3%)
Total certificates of deposit	704,503	34.4%	780,304	41.1%	(75,801)	(9.7%)
Total interest-bearing deposits	1,838,385	89.8%	1,726,035	91.1%	112,350	6.5%
Total deposits	$2,046,635	100.0%	$1,895,213	100.0%	$151,422	8.0%

(1)
As of December 31, 2025 and 2024, Advance payments by borrowers for taxes and insurance in the amounts of $11.5 million and $10.3 million, respectively, are included in deposits.

(2)
At December 31, 2025 and 2024, there were no individual listing service deposits amounting to $250,000 or more. At December 31, 2025, there were no brokered certificates of deposit amounting to $250,000 or more. At December 31, 2024, there was one brokered certificate of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of December 31, 2025 and 2024. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

Borrowings. At December 31, 2025 and 2024, the Bank had outstanding borrowings of $596.1 million and $571.1 million, respectively, in term advances from the FHLBNY. The Bank also had no overnight line of credit advance at December 31, 2025 and had one overnight line of credit advance in the amount of $25.0 million from the FHLBNY at December 31, 2024. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at December 31, 2025 and 2024. The Bank did not have any term and overnight line of credit advances from the FRBNY at both December 31, 2025 and 2024.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $36.0 million, or 7.1%, to $541.5 million at December 31, 2025, from $505.5 million at December 31, 2024. The $36.0 million increase in stockholders’ equity was largely attributable to $28.7 million in net income, $4.5 million in other comprehensive income, $1.9 million impact to additional paid in capital as a result of share-based compensation, $1.9 million from release of ESOP shares and $0.1 million from exercise of stock options, offset by $1.1 million in dividends on preferred shares.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

The discussion of the Company’s results of operations for the years ended December 31, 2025 and 2024 are presented below. The results of operations for periods may not be indicative of future results.

The following table presents the results of operations for the periods indicated:

	For the Years Ended December 31,		Increase (Decrease)
	2025	2024	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$185,525	$162,637	$22,888	14.1%
Interest expense	85,714	86,157	(443)	(0.5%)
Net interest income	99,811	76,480	23,331	30.5%
Provision for credit losses	3,783	551	3,232	586.6%
Net interest income after provision for credit losses	96,028	75,929	20,099	26.5%
Non-interest income	9,412	7,213	2,199	30.5%
Non-interest expense	67,009	67,457	(448)	(0.7%)
Income before income taxes	38,431	15,685	22,746	145.0%
Provision for income taxes	9,728	4,713	5,015	106.4%
Net income	28,703	10,972	17,731	161.6%
Dividends on preferred shares	1,125	638.0	487	76.3%
Net income available to common stockholders	$27,578	$10,334	$17,244	166.9%
Earnings per share:
Basic	$1.21	$0.46	$0.75	163.0%
Diluted	$1.20	$0.46	$0.74	160.9%

Net Income Available to Common Stockholders. Net income available to common stockholders for the year ended December 31, 2025 was $27.6 million compared to net income available to common stockholders of $10.3 million for the year ended December 31, 2024. Earnings per basic share was $1.21 and diluted share was $1.20 for the year ended December 31, 2025 compared to earnings per basic and diluted share of $0.46 for the year ended December 31, 2024. The $17.2 million increase in net income available to common stockholders was attributable to increases of $23.3 million in net interest income and $2.2 million in non-interest income, and a decrease of $0.4 million in non-interest expense, partially offset by increases of $5.0 million in provision for income taxes, $3.2 million in provision for credit losses and $0.5 million in dividends on preferred shares.

Interest and Dividend Income. Interest and dividend income increased $22.9 million, or 14.1%, to $185.5 million for the year ended December 31, 2025 from $162.6 million for the year ended December 31, 2024. Interest income on loans receivable, which is the Bank’s primary source of income, increased $32.0 million, or 24.5% to $162.5 million for the year ended December 31, 2025 from $130.5 million for the year ended December 31, 2024. Interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $9.1 million, or 28.4%, to $23.0 million for the year ended December 31, 2025 from $32.1 million for the year ended December 31, 2024.

The following table presents interest income on loans receivable for the periods indicated:

	For the Years Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$27,720	$29,715	$(1,995)	(6.7%)
Multifamily residential	38,212	29,996	8,216	27.4%
Nonresidential properties	31,941	19,387	12,554	64.8%
Construction and land	59,192	48,476	10,716	22.1%
Business loans	5,372	2,271	3,101	136.5%
Consumer loans	75	667	(592)	(88.8%)
Total interest income on loans receivable	$162,512	$130,512	$32,000	24.5%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Years Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$4,663	$8,666	$(4,003)	(46.2%)
Interest on securities	16,050	21,289	(5,239)	(24.6%)
Dividend on FHLBNY stock	2,300	2,170	130	6.0%
Total interest and dividend income	$23,013	$32,125	$(9,112)	(28.4%)

Interest Expense. Interest expense decreased $0.4 million, or 0.5%, to $85.7 million for the year ended December 31, 2025 from $86.2 million for the year ended December 31, 2024, primarily due to higher market interest rates.

	For the Years Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$28,395	$27,768	$627	2.3%
Money market	36,119	30,148	5,971	19.8%
Savings	112	114	(2)	(1.8%)
NOW/IOLA	483	662	(179)	(27.0%)
Borrowings	20,605	27,465	(6,860)	(25.0%)
Total interest expense	$85,714	$86,157	$(443)	(0.5%)

Net Interest Income. Net interest income increased $23.3 million, or 30.5%, to $99.8 million for the year ended December 31, 2025 from $76.5 million for the year ended December 31, 2024. The $23.3 million increase in net interest income for the year ended December 31, 2025 compared to the year ended December 31, 2024 was attributable to an increase of $22.9 million in total interest and dividend income primarily due to increases in average loans receivable and a decrease of $0.4 million in interest expense.

Net interest rate spread increased by 68 basis points to 2.50% for the year ended December 31, 2025 from 1.82% for the year ended December 31, 2024. The increase in the net interest rate spread for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in the average yields on interest-earning assets of 37 basis points to 6.10% for the year ended December 31, 2025 from 5.74% for the year ended December 31, 2024 and a decrease in the average rates paid on interest-bearing liabilities of 30 basis points to 3.61% for the year ended December 31, 2025 from 3.91% for the year ended December 31, 2024.

Net interest margin increased 58 basis points for the year ended December 31, 2025, to 3.28% from 2.70%% for the year ended December 31, 2024, reflecting an increase in organic loan growth.

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve reduced the federal funds rate by 25 basis points each in September 2025, October 2025 and December 2025, resulting in the current federal funds rate range of 3.50% to 3.75%. At its January 2026 meeting, the Federal Reserve kept its interest rate steady at 3.50% to 3.75%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation.

Non-Interest Income. Non-interest income increased $2.2 million, or 30.5%, to $9.4 million for the year ended December 31, 2025 from $7.2 million for the year ended December 31, 2024. The $2.2 million increase from the year ended December 31, 2024 was primarily attributable to increases of $1.6 million in late and prepayment charges, $1.3 million in grant income, and $0.3 million in income on sale of SBA loans, partially offset by decreases of $0.6 million in other non-interest income and $0.4 million in income on the sale of mortgage loans.

The following table presents non-interest income for the periods indicated:

	For the Years Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$2,117	$1,973	$144	7.3%
Brokerage commissions	35	61	(26)	(42.6%)
Late and prepayment charges	2,785	1,180	1,605	136.0%
Income on sale of mortgage loans	622	1,048	(426)	(40.6%)
Income on sale of SBA loans	404	148	256	173.0%
Grant income	1,285	—	1,285	—%
Other	2,164	2,803	(639)	(22.8%)
Total non-interest income	$9,412	$7,213	$2,199	30.5%

Non-Interest Expense. Non-interest expense decreased $0.4 million, or 0.7%, to $67.0 million for the year ended December 31, 2025 from $67.5 million for the year ended December 31, 2024. The $0.4 million decrease in non-interest expense was mainly attributable to decreases of $1.7 million in direct loan expenses, $0.6 million in professional fees, $0.3 million in federal deposit insurance and regulatory assessment, and $0.3 million in office supplies, telephone and postage, partially offset by increases of $0.9 million in occupancy and equipment, $0.5 million in compensation and benefits, $0.5 million in data processing expenses and $0.2 million in other operating expense.

The following table presents non-interest expense for the periods indicated:

	For the Years Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$31,388	$30,910	$478	1.5%
Occupancy and equipment	15,787	14,880	907	6.1%
Data processing expenses	4,859	4,382	477	10.9%
Direct loan expenses	900	2,555	(1,655)	(64.8%)
Insurance and surety bond premiums	1,254	1,101	153	13.9%
Office supplies, telephone and postage	700	998	(298)	(29.9%)
Professional fees	5,532	6,146	(614)	(10.0%)
Microloans recoveries	—	(201)	201	(100.0%)
Marketing and promotional expenses	627	714	(87)	(12.2%)
Federal deposit insurance and regulatory assessment	1,370	1,627	(257)	(15.8%)
Other operating expenses	4,592	4,345	247	5.7%
Total non-interest expense	$67,009	$67,457	$(448)	(0.7%)

Income Tax Provision. The Company had a provision for income taxes of $9.7 million and $4.7 million for the year ended December 31, 2025 and 2024, respectively.

Credit Quality. Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty, including loans held for sale, decreased $1.9 million to $30.2 million at December 31, 2025 from $32.1 million at December 31, 2024.

During the year ended December 31, 2025, a credit loss provision of $3.8 million on loans was recorded, consisting of $4.5 million charged on the funded portion and a benefit of $0.7 million on the unfunded portion on loans. During the year ended December 31, 2024, a credit loss provision of $0.8 million on loans was recorded, consisting of $1.5 million charged on the funded portion on loans and a benefit of $0.7 million on unfunded portion on loans.

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

	For the Years Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,472,805	162,512	6.57%	$2,094,820	$130,512	6.23%
Securities (2)	427,033	16,050	3.76%	548,641	21,289	3.88%
Other (3)	141,438	6,963	4.92%	192,403	10,836	5.63%
Total interest-earning assets	3,041,276	185,525	6.10%	2,835,864	162,637	5.74%
Non-interest-earning assets	100,790			107,017
Total assets	$3,142,066			$2,942,881
Interest-bearing liabilities:
NOW/IOLA	$73,102	$483	0.66%	$74,796	$662	0.89%
Money market	901,692	36,119	4.01%	654,521	30,148	4.61%
Savings (4)	119,335	112	0.09%	125,062	114	0.09%
Certificates of deposit	744,497	28,395	3.81%	676,306	27,768	4.11%
Total deposits	1,838,626	65,109	3.54%	1,530,685	58,692	3.83%
Borrowings	534,183	20,605	3.86%	670,982	27,465	4.09%
Total interest-bearing liabilities	2,372,809	85,714	3.61%	2,201,667	86,157	3.91%
Non-interest-bearing liabilities:
Non-interest-bearing demand	207,288	—		191,155	—
Other non-interest-bearing liabilities	38,431	—		50,259	—
Total non-interest-bearing liabilities	245,719	—		241,414	—
Total liabilities	2,618,528	85,714		2,443,081	86,157
Total equity	523,538			499,800
Total liabilities and total equity	$3,142,066		3.61%	$2,942,881		3.91%
Net interest income		$99,811			$76,480
Net interest rate spread (5)			2.50%			1.82%
Net interest-earning assets (6)	$668,467			$634,197
Net interest margin (7)			3.28%			2.70%
Average interest-earning assets to interest-bearing liabilities			128.17%			128.81%

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.
(3)
Includes FHLBNY demand account, FHLBNY stock dividends and FRBNY demand deposits.
(4)
For the year ended December 31, 2024, advance payments by borrowers for taxes and insurance in the amounts of $14.0 million, were reclassified to savings.
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

	For the Years Ended December 31,
	2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$23,549	$8,451	$32,000
Securities (2)	(4,719)	(520)	(5,239)
Other	(2,870)	(1,003)	(3,873)
Total interest-earning assets	15,960	6,928	22,888
Interest-bearing liabilities:
NOW/IOLA	(15)	(164)	(179)
Money market	11,385	(5,414)	5,971
Savings	(5)	3	(2)
Certificates of deposit	2,800	(2,173)	627
Total deposits	14,165	(7,748)	6,417
Borrowings	(5,600)	(1,260)	(6,860)
Total interest-bearing liabilities	8,565	(9,008)	(443)
Change in net interest income	$7,395	$15,936	$23,331

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income under instantaneous changes to interest rates. As of December 31, 2025, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$107,380	(2.59%)
+300	108,103	(1.93%)
+200	108,876	(1.23%)
+100	109,602	(0.57%)
Level	110,235	— %
-100	110,632	0.36%
-200	111,115	0.80%
-300	111,629	1.26%
-400	109,874	(0.33%)

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

At December 31, 2025, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At December 31, 2025, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$476,083	$(89,996)	(15.90%)	15.87%	(1,590)
+300	495,871	(70,208)	(12.40%)	16.28%	(1,240)
+200	517,255	(48,824)	(8.62%)	16.72%	(862)
+100	542,057	(24,022)	(4.24%)	17.24%	(424)
Level	566,079	—	0.00%	17.70%	—
-100	589,181	23,102	4.08%	18.10%	408
-200	607,942	41,863	7.40%	18.35%	740
-300	633,242	67,163	11.86%	18.72%	1,186
-400	654,434	88,355	15.61%	18.98%	1,561

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

At December 31, 2025, the EVE model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

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

The ALCO Committee may determine that the Company should over time become more or less asset or liability sensitive depending on the underlying balance sheet circumstances and its conclusions regarding interest rate fluctuations in future periods. The Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve reduced the federal funds rate by 25 basis points each in September 2025, October 2025 and December 2025, resulting in the current federal funds rate range of 3.50% to 3.75%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation, or it may be negatively impacted if we fail to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at December 31, 2025, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2025, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	December 31, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$97,643	$97,643	$97,643	$97,643	$—	$97,643	$28,511	$126,154
Securities (1)	27,429	37,828	63,963	235,594	143,993	379,587	(14,409)	365,178
Placements with banks	—	—	—	249	—	249	—	249
Net loans (includes LHFS)	784,821	1,022,289	1,454,001	2,568,380	53,141	2,621,521	(18,875)	2,602,646
FHLBNY stock	29,309	29,309	29,309	29,309	—	29,309	—	29,309
FRBNY stock	10,698	10,698	10,698	10,698	—	$10,698	—	10,698
Other assets	—	—	—	—	—	—	89,736	89,736
Total	$949,900	$1,197,767	$1,655,614	$2,941,873	$197,134	$3,139,007	$84,963	$3,223,970
Liabilities:
Non-maturity deposits	$79,323	$158,647	$317,295	$975,246	$375,933	$1,351,179	$(9,047)	$1,342,132
Certificates of deposit	283,828	450,633	594,370	704,503	—	704,503	—	704,503
Borrowings	75,000	75,000	225,000	596,100	—	596,100	—	596,100
Other liabilities	-	-	-	-	-	-	39,686	39,686
Total liabilities	438,151	684,280	1,136,665	2,275,849	375,933	2,651,782	30,639	2,682,421
Capital	—	—	—	—	—	—	541,549	541,549
Total liabilities and capital	$438,151	$684,280	$1,136,665	$2,275,849	$375,933	$2,651,782	$572,188	$3,223,970
Asset/liability gap	$511,749	$513,487	$518,949	$666,024	$(178,799)	$487,225
Gap/assets ratio	216.80%	175.04%	145.66%	129.26%	52.44%	118.37%

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

	December 31, 2024
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,361	$104,361	$104,361	$104,361	$—	$104,361	$35,478	$139,839
Securities (1)	23,921	56,636	107,958	288,893	203,742	492,635	(19,727)	472,908
Placement with banks	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	267,730	415,218	923,776	2,210,873	81,816	2,292,689	4,646	2,297,335
FHLBNY stock	29,182	29,182	29,182	29,182	—	29,182	—	29,182
Other assets	—	—	—	—	—	—	100,425	100,425
Total	$425,443	$605,646	$1,165,526	$2,633,558	$285,558	$2,919,116	$120,822	$3,039,938
Liabilities:
Non-maturity deposits	$60,746	$121,499	$243,005	$870,025	$60,680	930,705	184,204	$1,114,909
Certificates of deposit	315,709	502,093	670,619	780,304	—	780,304	—	780,304
Borrowings	75,000	75,000	125,000	596,100	—	596,100	—	596,100
Other liabilities	—	—	—	—	—	—	43,125	43,125
Total liabilities	451,455	698,592	1,038,624	2,246,429	60,680	2,307,109	227,329	2,534,438
Capital	—	—	—	—	—	—	505,500	505,500
Total liabilities and capital	$451,455	$698,592	$1,038,624	$2,246,429	$60,680	$2,307,109	$732,829	$3,039,938
Asset/liability gap	$(26,012)	$(92,946)	$126,902	$387,129	$224,878	$612,007
Gap/assets ratio	94.24%	86.70%	112.22%	117.23%	470.60%	126.53%
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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $596.1 million and $571.1 million of outstanding term advances from FHLBNY at December 31, 2025 and 2024, respectively. The Bank had a $25.0 million overnight line of credit advance from the FHLBNY at December 31, 2024. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2025.

Net cash provided by operating activities was $55.6 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, purchase of loans, net purchase and redemption of FHLBNY stock, net purchase of FRBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($219.7) million and ($294.9) million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $150.4 million and $288.3 million for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At December 31, 2025 and 2024, the Company had outstanding commitments to originate loans, and extend credit of $481.7 million and $411.5 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $594.4 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances and FRBNY borrowings, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Lease commitments. The Company has 16 operating leases for branches (including headquarters) and office spaces and six operating leases for equipment at December 31, 2025. Our leases have remaining lease terms ranging from less than one year to approximately 14.1 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2040. As of December 31, 2025, total minimum lease payments required were $39.6 million.

Contractual Obligations. In the ordinary course of its operations, the Company enters into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

The following table summarizes our contractual obligations as of December 31, 2025 for the periods indicated below:

		For the Years Ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Operating leases	$39,556	$4,027	$3,780	$3,808	$3,360	$3,423	$21,158
Vendor obligations (1)	25,149	5,914	5,498	4,579	4,579	4,579	—
Borrowings	596,100	225,000	212,000	109,100	50,000	—	—
Certificates of deposit	704,503	594,371	95,342	9,093	2,510	3,187	—
Total contractual obligation	$1,365,308	$829,312	$316,620	$126,580	$60,449	$11,189	$21,158

(1) Amounts are for data processing services and service implementation.

The obligations related to our uncertain tax positions, which are not considered material, have been excluded from the table above because of the uncertainty surrounding the timing and final amounts of settlement, if any.

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2026, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $1.1 million for the year ended December 31, 2025 and $0.6 million for the year ended December 31, 2024.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $31.4 million and $30.9 million for the years ended December 31, 2025 and 2024, respectively. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $2.1 million and $2.0 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $13.7 million and $12.9 million for the years ended December 31, 2025 and 2024, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Ponce Financial Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion thereon.

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply (i) the Company’s adoption of ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Note 1, and (ii) the adoption of ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as described in Note 1 and presented in Note 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or perform any procedures with respect to the Company’s 2023 consolidated financial statements other than those related to the adjustments described above, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements the Company’s allowance for credit losses on loans (“ACL”) was $25.4 million as of December 31, 2025. The ACL on loans is management’s estimate of expected credit losses over the expected life of the loans at the reporting date and is based on management’s ongoing review of all relevant information, from internal and external sources, related to past events, current conditions and reasonable forecast. Historical credit loss experience provides the basis for calculation of probability of default, loss given default, exposure at default and the estimation of expected credit losses. Adjustments to historical information are made for differences in specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, that may not be reflected in historical loss rates.

We identified the ACL on loans as a critical audit matter. The principal considerations for our determination of the ACL on Loans as a critical audit matter includes the subjectivity and judgment in management’s determination of the estimate assumptions, specifically the determination of the qualitative factor adjustments to reflect current trends related to environmental conditions not captured within the quantitative models. This required a higher degree of judgment and subjectivity in applying audit procedures due to the higher degree of the nature and extent of audit effort needed to address the matter.

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
Controls over the completeness and accuracy of data input into the model used to determine the ACL, and
o
Controls over management’s review and approval of the ACL, including management’s determination of qualitative factor adjustments applied within the qualitative framework to address risks related to environmental conditions not already incorporated within the model.
•
We evaluated management’s determination of qualitative adjustments related to environmental conditions, including comparing key factors to independent sources:
o
Evaluated and tested the data and inputs utilized within the ACL calculation for completeness and accuracy including mathematical accuracy of the calculation.
o
Evaluated the appropriateness and reasonableness of the qualitative factor adjustment framework, including management’s judgment as to the relevant assessed risks that impacted the qualitative adjustments related to environmental conditions.
o
Evaluated the reasonableness of assumptions related to the qualitative adjustments related to environmental conditions by analyzing relevant trends and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ponce Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Ponce Financial Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the two years in the period ended December 31, 2025, and our report dated March 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of

Directors of Ponce Financial Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for (i) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, and (ii) the adoption of ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures as described in Note 1 and presented in Note 10, the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Ponce Financial Group, Inc. (the “Company), for the year ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for (i) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, and (ii) the adoption of ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures as described in Note 1 and presented in Note 10, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for (i) the adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures described in Note 1, and (ii) the adoption of ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures as described in Note 1 and presented in Note 10,, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Forvis Mazars, LLP.

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

PCAOB ID 339

March 19, 2024

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

(Dollars in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash	$28,511	$35,478
Interest-bearing deposits	97,643	104,361
Total cash and cash equivalents	126,154	139,839
Available-for-sale securities, at fair value (Note 3)	92,196	104,970
Held-to-maturity securities, net of allowance for credit losses of $236 and $216 at December 31, 2025 and 2024, respectively; at amortized cost (fair value 2025 $268,875; 2024 $355,294) (Note 3)	272,982	367,938
Placements with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	3,388	10,736
Loans receivable, net of allowance for credit losses of $25,449 and $22,502 at December 31, 2025 and 2024, respectively (Note 5)	2,599,258	2,286,599
Accrued interest receivable	17,905	17,771
Premises and equipment, net (Note 6)	15,638	16,794
Right of use assets (Note 7)	27,583	29,093
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	29,309	29,182
Federal Reserve Bank of New York (FRBNY) stock, at cost	10,698	—
Deferred tax assets (Note 10)	11,501	12,074
Other assets	17,109	24,693
Total assets	$3,223,970	$3,039,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 8)	$2,046,635	$1,895,213
Borrowings (Note 9)	596,100	596,100
Operating lease liabilities	29,353	30,696
Accrued interest payable	3,788	3,712
Other liabilities	6,545	8,717
Total liabilities	2,682,421	2,534,438
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A, senior non-cumulative perpetual, $1,000 per share liquidation preference, 225,000 shares issued and outstanding as of December 31, 2025 and 2024	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both December 31, 2025 and 2024; 24,135,926 and 23,961,214 shares outstanding as of December 31, 2025 and 2024, respectively	249	249
Treasury stock, at cost; 750,785 and 925,497 shares as of December 31, 2025 and 2024, respectively (Note 11)	(6,164)	(7,707)
Additional paid-in-capital	208,604	207,319
Retained earnings	135,332	107,754
Accumulated other comprehensive loss (Note 16)	(10,820)	(15,297)
Unearned Employee Stock Ownership Plan (ESOP); 1,168,244 and 1,301,988 shares as of December 31, 2025 and 2024, respectively (Note 11)	(10,652)	(11,818)
Total stockholders' equity	541,549	505,500
Total liabilities and stockholders' equity	$3,223,970	$3,039,938

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Interest and dividend income:
Interest on loans receivable	$162,512	$130,512	$95,805
Interest on deposits due from banks	4,662	8,666	4,973
Interest and dividend on securities and FHLBNY stock	18,351	23,459	25,089
Total interest and dividend income	185,525	162,637	125,867
Interest expense:
Interest on certificates of deposit	28,395	27,768	16,571
Interest on other deposits	36,714	30,924	18,570
Interest on borrowings	20,605	27,465	25,460
Total interest expense	85,714	86,157	60,601
Net interest income	99,811	76,480	65,266
Provision for credit losses (Note 3) (Note 5)	3,783	551	3,284
Net interest income after provision for credit losses	96,028	75,929	61,982
Non-interest income:
Service charges and fees	2,117	1,973	1,986
Brokerage commissions	35	61	80
Late and prepayment charges	2,785	1,180	2,365
Income on sale of mortgage loans	622	1,048	598
Income on sale of SBA loans	404	148	—
Grant income	1,285	—	4,156
Other	2,164	2,803	1,038
Total non-interest income	9,412	7,213	10,223
Non-interest expense:
Compensation and benefits	31,388	30,910	30,699
Occupancy and equipment	15,787	14,880	14,568
Data processing expenses	4,859	4,382	5,083
Direct loan expenses	900	2,555	1,623
Insurance and surety bond premiums	1,254	1,101	1,018
Office supplies, telephone and postage	700	998	1,483
Professional fees	5,532	6,146	7,092
Microloans recoveries	—	(201)	(1,481)
Marketing and promotional expenses	627	714	825
Federal deposit insurance and regulatory assessments	1,370	1,627	1,472
Other operating expenses	4,592	4,345	3,970
Total non-interest expense	67,009	67,457	66,352
Income before income taxes	38,431	15,685	5,853
Provision for income taxes (Note 10)	9,728	4,713	2,501
Net income	$28,703	$10,972	$3,352
Dividends on preferred shares	1,125	638	—
Net income available to common stockholders	$27,578	$10,334	$3,352
Earnings per share: (Note 12)
Basic	$1.21	$0.46	$0.15
Diluted	$1.20	$0.46	$0.15
Weighted average shares outstanding: (Note 12)
Basic	22,746,226	22,434,654	22,745,317
Diluted	23,060,669	22,551,715	22,822,313

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023

Net income	$28,703	$10,972	$3,352
Net change in unrealized gains on securities:
Unrealized gain	5,684	441	2,758
Income tax effect	(1,207)	(89)	(547)
Total other comprehensive income, net of tax	4,477	352	2,211
Total comprehensive income	33,180	11,324	5,563
Less: Dividends on preferred shares	1,125	638	—
Total comprehensive income available to common stockholders	$32,055	$10,686	$5,563

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except share data)

									Unearned
								Accumulated	Employee
					Treasury	Additional		Other	Stock
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Ownership
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Income (Loss)	Plan (ESOP)	Total
Balance, December 31, 2022	225,000	$225,000	24,859,353	$249	$(2)	$206,508	$92,955	$(17,860)	$(14,150)	$492,700
Net income	—	—	—	—	—	—	3,352	—	—	3,352
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,211	—	2,211
Impact of CECL adoption, net of tax	—	—	—	—	—	—	1,113	—	—	1,113
Repurchases of common stock	—	—	(1,235,000)	—	(11,009)	—	—	—	—	(11,009)
Release of restricted stock units	—	—	161,167	—	1,264	(1,264)	—	—	—	—
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	(24)	—	—	1,166	1,142
Share-based compensation	—	—	—	—	—	1,886	—	—	—	1,886
Balance, December 31, 2023	225,000	$225,000	23,785,520	$249	$(9,747)	$207,106	$97,420	$(15,649)	$(12,984)	$491,395
Net income	—	—	—	—	—	—	10,972	—	—	10,972
Preferred stock dividend	—	—	—	—	—	—	(638)	—	—	(638)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	352	—	352
Release of restricted stock units	—	—	175,694	—	2,123	(2,123)	—	—	—	—
Federal taxes related to common stock purchased in 2023	—	—	—	—	(83)	—	—	—	—	(83)
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	262	—	—	1,166	1,428
Share-based compensation	—	—	—	—	—	2,074	—	—	—	2,074
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	28,703	—	—	28,703
Preferred stock dividend	—	—	—	—	—	—	(1,125)	—	—	(1,125)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,477	—	4,477
Release of restricted stock units	—	—	155,458	—	1,385	(1,385)	—	—	—	—
Exercise of stock options	—	—	19,254	—	158	(16)	—	—	—	142
ESOP shares committed to be released (133,744 shares)	—	—	—	—	—	758	—	—	1,166	1,924
Share-based compensation	—	—	—	—	—	1,928	—	—	—	1,928
Balance, December 31, 2025	225,000	$225,000	24,135,926	$249	$(6,164)	$208,604	$135,332	$(10,820)	$(10,652)	$541,549

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$28,703	$10,972	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(56)	(121)	(118)
Gain on sale of loans	(1,026)	(1,201)	(558)
Microloans (recoveries) write-off	—	(201)	(1,481)
Provision for credit losses	3,783	1,334	973
Depreciation and amortization	4,818	4,737	4,526
ESOP compensation expense	2,226	1,474	1,142
Share-based compensation expense	1,928	2,074	1,886
Deferred income taxes (benefit)	(634)	2,169	1,258
Changes in assets and liabilities:
Decrease (increase) in mortgage loans held for sale, at fair value	12,611	292	(7,403)
(Increase) decrease in accrued interest receivable	(134)	239	(2,961)
Decrease (increase) in other assets	7,584	30	(10,735)
(Decrease) increase in accrued interest payable	76	(8,253)	10,575
Decrease in operating lease liabilities	(2,690)	(2,565)	(2,421)
Net (decrease) increase in other liabilities	(1,595)	(3,768)	8,458
Net cash provided by operating activities	55,594	7,212	6,493
Cash Flows From Investing Activities:
Net (purchase) redemption of FHLBNY Stock	(127)	(9,791)	5,273
Purchase of FRBNY stock	(10,698)	—	—
Proceeds from maturities, calls and principal repayments on securities	113,450	109,486	60,954
Placements with banks	—	—	1,245
Proceeds from sales of loans	7,812	2,569	2,779
Net increase in loans	(329,177)	(388,488)	(402,748)
Purchase of loans	—	(5,956)	—
Purchases of premises and equipment	(978)	(2,718)	(411)
Net cash used in investing activities	(219,718)	(294,898)	(332,908)
Cash Flows From Financing Activities:
Net increase in deposits	151,422	377,244	255,208
Stock options exercised	142	—	—
Repurchase of treasury stock	—	—	(11,009)
Dividends paid on preferred stock	(1,125)	(588)	—
Net (repayments) proceeds from borrowings	—	(88,321)	167,046
Net cash provided by financing activities	150,439	288,335	411,245
Net decrease (increase) in cash and cash equivalents	(13,685)	649	84,830
Cash and Cash Equivalents:
Beginning	139,839	139,190	54,360
Ending	$126,154	$139,839	$139,190
Supplemental Disclosures:
Cash paid during the year:
Interest	$85,638	$94,410	$50,026
Income taxes	$8,455	$2,184	$1,006
Supplemental Disclosures of Noncash Investing Activities:
Loans receivable	(4,641)	824	4,100

The accompanying notes are an integral part of the consolidated financial statements.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

Ponce Financial Group, Inc. (hereafter referred to as “we,” “our,” “us,” “Ponce Financial Group, Inc.,” or the “Company”) is a financial holding company and the holding company of Ponce Bank, National Association. (“Ponce Bank” or the “Bank”), a national bank. The Company’s Consolidated Financial Statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary Ponce Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations:

The Company’s business is conducted through the administrative office and 13 full service banking offices, 2 mortgage loan offices, 1 ATM only location and a representative office. The banking offices and an ATM only location are located in New York City – the Bronx (4 branches), Queens (3 branches), Brooklyn (3 branches), Manhattan (2 branches) and Union City (1 branch), New Jersey. The mortgage loan offices are located in Queens (1) and Bergenfield (1), New Jersey. The Company has a representative office in Coral Gables, Florida. On September 16, 2025, the Company opened a full service banking office in Inwood, New York. The Company’s primary market area currently consists of the New York City metropolitan area.

Ponce Bank is a national bank headquartered in the Bronx, New York. Ponce Bank was originally chartered in 1960 as a federally-chartered mutual savings and loan association under the name Ponce De Leon Federal Savings and Loan Association. In 1985, the Bank changed its name to “Ponce De Leon Federal Savings Bank.” In 1997, the Bank changed its name again to “Ponce De Leon Federal Bank.” In 2017, the Bank adopted the name Ponce Bank and assets and liabilities of Ponce De Leon Federal Bank were transferred to and assumed by the Bank. Effective October 10, 2025, the Bank converted from a federally chartered stock savings association to a national bank and commenced operations under the current name, Ponce Bank, National Association.

The Bank’s business primarily consists of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans, consisting of one-to-four family residential (both investor-owned and owner-occupied), multifamily residential, nonresidential properties and construction and land, and, to a lesser extent, in business and consumer loans. The Bank also invests in securities, which have historically consisted of U.S. government and federal agency securities and securities issued by government-sponsored or owned enterprises, mortgage-backed securities, Federal Home Loan Bank of New York (the “FHLBNY”) stock and Federal Reserve Bank of New York (the "FRBNY") stock. The Bank offers a variety of deposit accounts, including demand, NOW/IOLA, savings, money markets, reciprocal deposits and certificates of deposit accounts.

Risks and Uncertainties:

Inflation and interest rates may continue to adversely impact several industries within our geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations to the Company. This could cause the Company to experience adverse effects on its business operations, loan portfolio, financial condition, and results of operations. During the year ended December 31, 2025, total interest expenses decreased $0.4 million, or 0.5%, to $85.7 million when compared to $86.2 million for the year ended December 31, 2024.

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

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held-to-maturity or trading, are classified as "available-for-sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

FHLBNY and FRBNY Stocks: The Bank is a member of both the FHLBNY and FRBNY. Members of the FHLBNY are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. Members of the FRBNY are required to own a certain amount of stock based on a percentage of their combined capital and surplus. Both FHLBNY and FRBNY stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

The ACL on unfunded commitments is included in other liabilities in the Consolidated Statements of Financial Conditions. The ACL on unfunded commitments is adjusted through provision for credit losses in the Consolidated Statements of Operations.

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

Stock Options: The Company recognizes the value of shared-based payment transactions as compensation costs in the financial statements, based on the fair value of the awards. over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur during the period.

Restricted Stock Units: The Company recognizes compensation cost related to restricted stock units based on the market price of the stock units at the grant date over the vesting period. The product of the number of units granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock units. The Company recognizes compensation expense for the fair value of the restricted stock units on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur during the period.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income, which are both recognized as separate components of stockholder’s equity. Other comprehensive income includes unrealized gains on securities available-for-sale.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

CDFI Financial Assistance Award: On February 6, 2025, the Bank received a $1.3 million grant from the Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFIs to support their operations and expand services in economically distressed communities.

Banking Development District: The Ponce Bank Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, Ponce Bank received total program deposits of $35.0 million. On June 24, 2025, the Bank received an additional $10.0 million from the New York City DFS resulting in a total BDD Program deposit of $45.0 million.

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

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. The recognition of changes in the fair value of a derivative instrument varies depending on the intended use of the derivative and the resulting designation. The Company accounts for hedges of customer loans as fair value hedges. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in non-interest expense in the Consolidated Statements of Operations. Any hedge ineffectiveness is also reflected in non-interest expense in the Consolidated Statements of Operations. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. All derivative instruments are reported at fair value netted with the respective hedged assets/liabilities in the Consolidated Statements of Financial Condition. As of January 1, 2025, the Company did not have any derivative financial instruments.

Reclassification of Prior Year Presentation: Certain prior periods amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on net income or comprehensive income. Refer to the Consolidated Statements of Financial Condition at December 31, 2024, Consolidated Statements of Operations for the Year Ended December 31, 2024, and deposits (Note 8) for details on the reclassification.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements Adopted in 2025:

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

In November 2025. the FASB issued ASU 2025-08, "Accounting for Purchased Loans" (Topic 326)." The amendment in this update amends the effective date of Update 2025-08 to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods. Early adoption of Update 2025-08 is permitted.

In December 2025. the FASB issued ASU 2025-10, "Accounting for Government Grants Received by Business Entities" (Topic 832)." The amendment in this update amends the effective date of Update 2025-10 to adopt the guidance in annual reporting periods beginning after December 15, 2028, and interim periods within annual reporting periods. Early adoption of Update 2025-10 is permitted.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

began paying dividends on its Preferred Stock, which dividends were $1.1 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 14 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria, or any amended or additional criteria that may be imposed, in the future.

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2024 and December 31, 2025.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at December 31, 2025 and 2024 were as follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,999	$—	$(20)	$2,979
Corporate Bonds	13,501	—	(738)	12,763
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	30,839	—	(4,493)	26,346
FHLMC Certificates	7,915	—	(790)	7,125
FNMA Certificates	50,620	—	(7,714)	42,906
GNMA Certificates	76	1	—	77
Total available-for-sale securities	$105,950	$1	$(13,755)	$92,196

Held-to-Maturity Securities:
Corporate Bonds	$7,500	$36	$(138)	$7,398
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	160,786	100	(2,876)	158,010
FHLMC Certificates	3,133	22	(119)	3,036
FNMA Certificates	90,868	53	(1,453)	89,468
SBA Certificates	10,931	32	—	10,963
Allowance for Credit Losses	(236)	—	—	—
Total held-to-maturity securities	$272,982	$243	$(4,586)	$268,875

(1)
Comprised of FHLMC, FNMA and GNMA issued securities.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$2,994	$—	$(121)	$2,873
Corporate Bonds	21,762	10	(1,368)	20,404
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	34,526	—	(5,991)	28,535
FHLMC Certificates	9,028	—	(1,366)	7,662
FNMA Certificates	56,010	—	(10,602)	45,408
GNMA Certificates	88	—	—	88
Total available-for-sale securities	$124,408	$10	$(19,448)	$104,970

Held-to-Maturity Securities:
U.S. Agency Bonds	$25,000	$—	$(40)	$24,960
Corporate Bonds	32,500	12	(535)	31,977
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	186,634	—	(7,052)	179,582
FHLMC Certificates	3,229	—	(223)	3,006
FNMA Certificates	105,417	—	(5,114)	100,303
SBA Certificates	15,374	92	—	15,466
Allowance for Credit Losses	(216)	—	—	—
Total held-to-maturity securities	$367,938	$104	$(12,964)	$355,294

(1)
Comprised of FHLMC, FNMA and GNMA issued securities.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company’s securities portfolio had 34 and 39 available-for-sale securities and 28 and 31 held-to-maturity securities at December 31, 2025 and 2024, respectively. There were no available-for-sale and held-to-maturity securities sold during the years ended December 31, 2025 and 2024. There were four available-for-sale securities in the total amount of $8.3 million and three held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2025. There was one available-for-sale security in the amount of $4.0 million and two held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2024. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the years ended December 31, 2025 and 2024.

The following tables present the Company's securities gross unrealized losses and fair values, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024:

	December 31, 2025
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds	$—	$—	$2,979	$(20)	$2,979	$(20)
Corporate Bonds	—	—	12,763	(738)	12,763	(738)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	26,346	(4,493)	26,346	(4,493)
FHLMC Certificates	—	—	7,125	(790)	7,125	(790)
FNMA Certificates	—	—	42,906	(7,714)	42,906	(7,714)
Total available-for-sale securities	$—	$—	$92,119	$(13,755)	$92,119	$(13,755)
Held-to-Maturity Securities:
Corporate Bonds	$—	$—	$5,362	$(138)	$5,362	$(138)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	16,561	(50)	132,942	(2,826)	149,503	(2,876)
FHLMC Certificates	—	—	616	(119)	616	(119)
FNMA Certificates	—	—	85,670	(1,453)	85,670	(1,453)
Total held-to-maturity securities	$16,561	$(50)	$224,590	$(4,536)	$241,151	$(4,586)

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

At December 31, 2025 and 2024, the Company had 33 and 37 available-for-sale securities and 21 and 27 held-to-maturity securities with gross unrealized loss positions, respectively. Management reviewed the financial condition of the entities that issued the securities at both December 31, 2025 and 2024. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of December 31, 2025 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

Management reviewed the collectability of the corporate bonds taking into consideration of such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings, including ratings in effect as of the reporting date. Management

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

believes the unrealized losses on the corporate bonds are primarily attributable to changes in the interest rates and not changes in the credit quality of the issuers of the corporate bonds.

The following is a summary of maturities of securities at December 31, 2025. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	December 31, 2025
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
U.S. Government Bonds:
Amounts maturing:
Three months or less	$2,999	$2,979
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	—	—
	2,999	2,979
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	1,000	492
More than five years through ten years	12,501	12,271
	13,501	12,763
Mortgage-Backed Securities	89,450	76,454
Total available-for-sale securities	$105,950	$92,196
Held-to-Maturity Securities:
U.S. Agency Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	—	—
	—	—
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	7,500	7,398
	7,500	7,398
Mortgage-Backed Securities	265,718	261,477
Allowance for Credit Losses	(236)	—
Total held-to-maturity securities	$272,982	$268,875

At December 31, 2025 and 2024, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31,
	2025	2024
	(in thousands)
Beginning balance	$216	$398
Provision (benefit) for credit losses	20	(182)
Allowance for credit losses	$236	$216

At December 31, 2025 and 2024, the entire allowance for credit losses on securities was allocated to corporate bonds.

Note 4. Mortgage Loans Held for Sale

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value options:

	December 31,
	2025	2024
	(in thousands)
Mortgage loans held for sale, at fair value	$3,388	$10,736
Mortgage loans held for sale, contractual principal outstanding	3,337	10,674
Fair value less unpaid principal balance	$51	$62

At December 31, 2025 and 2024, the Company had 10 loans and 17 loans in the amount of $3.4 million and $10.7 million, respectively, that were classified as mortgage loans held for sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At December 31, 2025, there were no mortgage loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating. At December 31, 2024, there were $4.4 million in mortgage loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Note 5. Loans Receivable and Allowance for Credit Losses

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$307,267	$330,053
Owner-Occupied	127,107	142,363
Multifamily residential	756,542	670,159
Nonresidential properties	526,210	389,898
Construction and land	854,096	733,660
Total mortgage loans	2,571,222	2,266,133
Nonmortgage loans:
Business loans	53,063	40,849
Consumer loans	625	1,038
Total non-mortgage loans	53,688	41,887
Total loans, gross	2,624,910	2,308,020
Deferred loan origination costs, net of fees	(203)	1,081
Allowance for credit losses	(25,449)	(22,502)
Loans receivable, net	$2,599,258	$2,286,599

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

The following tables summarize total loans by year of origination and internally assigned credit risk ratings as of December 31, 2025 and 2024:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
December 31, 2025
Mortgage Loans:
1-4 Family Investor Owned
Pass	$3,843	$2,793	$26,126	$50,353	$43,153	$173,463	$299,731
Special mention	—	—	842	—	361	1,180	2,383
Substandard	—	—	—	—	1,873	3,280	5,153
Total 1-4 Family Investor Owned	3,843	2,793	26,968	50,353	45,387	177,923	307,267
1-4 Family Owner Occupied
Pass	—	1,315	16,984	47,695	10,587	47,731	124,312
Special mention	—	—	—	—	462	—	462
Substandard	—	—	—	—	429	1,904	2,333
Total 1-4 Family Owner Occupied	—	1,315	16,984	47,695	11,478	49,635	127,107
Multifamily residential
Pass	149,358	107,129	73,769	157,228	58,343	186,331	732,158
Special mention	—	4,462	1,121	—	4,332	1,357	11,272
Substandard	—	—	5,063	—	—	8,049	13,112
Total Multifamily residential	149,358	111,591	79,953	157,228	62,675	195,737	756,542
Nonresidential properties
Pass	170,449	77,935	28,328	74,281	59,835	112,768	523,596
Special mention	—	—	—	2,614	—	—	2,614
Substandard	—	—	—	—	—	—	—
Total Nonresidential properties	170,449	77,935	28,328	76,895	59,835	112,768	526,210
Construction and Land
Pass	279,271	143,515	358,926	56,297	—	—	838,009
Special mention	—	—	4,659	—	—	—	4,659
Substandard	—	—	—	—	3,180	8,248	11,428
Total Construction and land	279,271	143,515	363,585	56,297	3,180	8,248	854,096
Total mortgage loans	602,921	337,149	515,818	388,468	182,555	544,311	2,571,222
Nonmortgage Loans:
Business loans
Pass	26,618	17,183	6,421	105	457	1,609	52,393
Special mention	344	—	—	7	—	192	543
Substandard	—	37	—	12	78	—	127
Total Business loans	26,962	17,220	6,421	124	535	1,801	53,063
Consumer loans
Pass	275	127	160	57	6	—	625
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Consumer loans	275	127	160	57	6	—	625
Total nonmortgage loans	27,237	17,347	6,581	181	541	1,801	53,688
Total loans, gross	$630,158	$354,496	$522,399	$388,649	$183,096	$546,112	$2,624,910

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	2024	2023	2022	2021	2020	2019 and Prior	Total
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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

An aging analysis of loans, as of December 31, 2025 and 2024, is as follows:

	December 31, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$298,082	$5,356	$959	$2,870	$307,267	$2,870	$—
Owner-Occupied	122,509	1,480	1,151	1,967	127,107	1,967	—
Multifamily residential	740,222	3,208	—	13,112	756,542	13,112	—
Nonresidential properties	524,446	1,764	—	—	526,210	—	—
Construction and land	845,849	—	—	8,247	854,096	8,247	—
Nonmortgage loans:
Business	52,278	118	—	667	53,063	667	—
Consumer	625	—	—	—	625	—	—
Total	$2,584,011	$11,926	$2,110	$26,863	$2,624,910	$26,863	$—

	December 31, 2024
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential
Investor-Owned	$324,552	$2,275	$2,790	$436	$330,053	$436	$—
Owner-Occupied	137,926	1,670	909	1,858	142,363	1,858	—
Multifamily residential	652,267	5,119	2,502	10,271	670,159	10,271	—
Nonresidential properties	386,606	890	2,402	—	389,898	—	—
Construction and land	720,422	—	3,180	10,058	733,660	10,058	—
Nonmortgage loans:
Business	39,346	123	1,037	343	40,849	343	—
Consumer	1,035	—	3	—	1,038	—	—
Total	$2,262,154	$10,077	$12,823	$22,966	$2,308,020	$22,966	$—

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following schedules detail the composition of the ACL and the related recorded investment in loans as of December 31, 2025, 2024, and 2023, respectively.

	For the Year Ended December 31, 2025
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,293)	(697)	4,037	1,656	(1,561)	2,309	18	4,469
Charge-offs	(69)	—	—	—	—	(1,444)	(48)	(1,561)
Recoveries	—	—	—	—	—	39	—	39
Balance, end of period	$2,786	$1,087	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$667	$—	$667
Ending balance: collectively evaluated for impairment	2,786	1,087	9,041	4,353	6,149	1,350	16	24,782
Total	$2,786	$1,087	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Loans:
Ending balance: individually evaluated for impairment	$2,870	$1,967	$13,112	$—	$8,247	$667	$—	$26,863
Ending balance: collectively evaluated for impairment	304,397	125,140	743,430	526,210	845,849	52,396	625	2,598,047

Total	$307,267	$127,107	$756,542	$526,210	$854,096	$53,063	$625	$2,624,910

	For the Year Ended December 31, 2024
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of period	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
(Benefit) provision charged to expense	(267)	(228)	639	(472)	2,903	1,307	(2,366)	1,516
Charge-offs	—	—	—	(7)	—	(734)	(5,148)	(5,889)
Recoveries	—	—	—	—	—	9	712	721
Balance, end of period	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$343	$—	$343
Ending balance: collectively evaluated for impairment	4,148	1,784	5,004	2,697	7,710	770	46	22,159
Total	$4,148	$1,784	$5,004	$2,697	$7,710	$1,113	$46	$22,502
Loans:
Ending balance: individually evaluated for impairment	$436	$1,858	$10,271	$—	$10,058	$343	$—	$22,966
Ending balance: collectively evaluated for impairment	329,617	140,505	659,888	389,898	723,602	40,506	1,038	2,285,054
Total	$330,053	$142,363	$670,159	$389,898	$733,660	$40,849	$1,038	$2,308,020

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Year Ended December 31, 2023
	Mortgage Loans					Nonmortgage Loans		Total
	1-4 Family Investor Owned	1-4 Family Owner Occupied	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$3,863	$1,723	$8,021	$2,724	$2,683	$120	$15,458	$34,592
Provision (benefit) charged to expense	(214)	143	306	(126)	3,035	235	(2,142)	1,237
Impact of CECL Adoption	766	146	(3,962)	578	(911)	236	57	(3,090)
Charge-offs	—	—	—	—	—	(63)	(7,227)	(7,290)
Recoveries	—	—	—	—	—	3	702	705
Balance, end of year	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Ending balance: individually evaluated for impairment	$—	$72	$—	$—	$—	$161	$—	$233
Ending balance: collectively evaluated for impairment	4,415	1,940	4,365	3,176	4,807	370	6,848	25,921
Total	$4,415	$2,012	$4,365	$3,176	$4,807	$531	$6,848	$26,154
Loans:
Ending balance: individually evaluated for impairment	$793	$2,130	$2,979	$—	$6,659	$165	$—	$12,726
Ending balance: collectively evaluated for impairment	342,896	150,181	547,580	342,343	497,266	19,614	8,966	1,908,846

Total	$343,689	$152,311	$550,559	$342,343	$503,925	$19,779	$8,966	$1,921,572

The following tables summarize gross charge-offs by vintage:

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
For the Year Ended December 31, 2025
1-4 Family Investor Owned	$—	$—	$—	$—	$—	$69	$69
Business loans	64	730	23	102	500	25	1,444
Consumer loans	—	45	3	—	—	—	48
Total charge-offs	$64	$775	$26	$102	$500	$94	$1,561

							Revolving
	2024	2023	2022	2021	2020	2019 and Prior	lines of credit	Total
	(in thousands)
For the Year Ended December 31, 2024
Nonresidential properties	$—	$—	$—	$—	$—	$7	$—	$7
Business loans	417	250	24	8	—	35	—	734
Consumer loans	—	—	—	6	28	—	5,114	5,148
Total charge-offs	$417	$250	$24	$14	$28	$42	$5,114	$5,889

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The following information relates to impaired loans as of and for the years ended December 31, 2025, 2024, and 2023:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$4,819	$4,837	$—	$4,837	$—	$3,182	$209
Multifamily residential	12,731	13,112	—	13,112	—	11,815	390
Nonresidential properties	—	—	—	—	—	101	—
Construction and land	8,800	8,247	—	8,247	—	7,596	—
Nonmortgage loans:
Business	667	—	667	667	667	467	10
Consumer	—	—	—	—	—	—	—
Total	$27,017	$26,196	$667	$26,863	$667	$23,161	$609

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2024	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,280	$2,294	$—	$2,294	$—	$2,420	$22
Multifamily residential	10,032	10,271	—	10,271	—	5,557	223
Nonresidential properties	—	—	—	—	—	317	—
Construction and land	10,058	10,058	—	10,058	—	6,501	1,335
Nonmortgage loans:
Business	343	—	343	343	343	246	3
Consumer	—	—	—	—	—	—	—
Total	$22,713	$22,623	$343	$22,966	$343	$15,041	$1,583

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2023	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,906	$2,475	$448	$2,923	$72	$4,812	$82
Multifamily residential	2,966	2,979	—	2,979	—	1,463	151
Nonresidential properties	—	—	—	—	—	198	—
Construction and land	6,650	6,659	—	6,659	—	8,211	—
Nonmortgage loans:
Business	165	—	165	165	161	104	—
Consumer	—	—	—	—	—	—	—
Total	$12,687	$12,113	$613	$12,726	$233	$14,788	$233

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Collateral Dependent Loans

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated.

	December 31,
	2025		2024
		Associated		Associated
	Collateral	Allowance for	Collateral	Allowance for
	Dependent	Credit Losses	Dependent	Credit Losses
	(in thousands)
1-4 Family residential
Investor-Owned	$2,870	$—	$436	$—
Owner-Occupied	1,967	—	1,858	—
Multifamily residential	13,112	—	10,271	—
Construction and land	8,247	—	10,058	—
Total	$26,196	$—	$22,623	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company modified one loan with a borrower experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or any other than insignificant payment delay. At December 31, 2025 and 2024, there was one loan in the amount of $0.2 million, for both periods, that was modified to a borrower experiencing financial difficulty.

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

At December 31, 2025 and 2024, there were 14 and 18 TDR loans totaling $3.6 million and $5.4 million of which $3.2 million and $4.7 million are on accrual status, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a TDR.

Off-Balance Sheet Credit Losses

Also included within the scope of the CECL standard are off-balance sheet loan commitments, which include the unfunded portion of committed lines of credit and construction loans.

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

At December 31, 2025 and 2024, the allowance for off-balance sheet credit losses was $2.1 million and $2.8 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the years ended December 31, 2025 and 2024, the Company had $0.7 million and $0.8 million in benefit for credit losses, respectively, for off-balance-sheet items, which are included in "Provision for credit losses" on the Consolidated Statements of Operations.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
	(in thousands)
Land	$932	$932
Buildings and improvements	4,717	4,717
Leasehold improvements	17,292	16,553
Furniture, fixtures and equipment	9,927	10,021
	32,868	32,223
Less: accumulated depreciation and amortization	(17,230)	(15,429)
Total premises and equipment	$15,638	$16,794

Depreciation and amortization expense amounted to $2.1 million and $2.0 million, respectively, for the years ended December 31, 2025 and 2024 and are included in occupancy and equipment in the accompanying consolidated statements of operations.

Note 7. Leases

The Company has 16 and 17 operating leases for branches (including headquarters) and office spaces at December 31, 2025 and 2024, respectively and six operating leases for equipment at both December 31, 2025 and 2024. Our leases have remaining lease terms ranging from less than one year to approximately 14.1 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through 2040.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Operating lease ROU assets	$27,583	$29,093
Operating lease liabilities	29,353	30,696
Weighted-average remaining lease term-operating leases	11.2 years	12.0 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the Years Ended December 31,
		2025	2024	2023
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$4,282	$4,111	$4,150
Operating lease cost	Other operating expenses	8	26	20
Short-term lease cost	Other operating expenses	27	23	19
Variable lease cost	Occupancy and equipment	160	160	126
Total lease cost		$4,477	$4,320	$4,315

As of December 31, 2025, the Company's operating lease liabilities were as follows:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Minimum Rental
Years ended December 31:	(in thousands)
2026	$4,027
2027	3,780
2028	3,808
2029	3,360
2030	3,423
Thereafter	21,158
Total Minimum payments required	39,556
Less: implied interest	10,203
Present value of lease liabilities	$29,353

Lease Commitments: As of December 31, 2025, there are noncancelable operating leases for office space that expire on various dates through 2040. Certain of these leases contain escalation clauses providing for increased rental based on pre-scheduled annual increases or on increases in real estate taxes.

Note 8. Deposits

Deposits at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Demand (1)	$208,250	$169,178
Interest-bearing deposits:
NOW/IOLA accounts	84,012	62,616
Money market accounts	779,532	636,219
Reciprocal deposits	152,630	130,677
Savings accounts (1)	117,708	116,219
Total NOW, money market, reciprocal and savings	1,133,882	945,731
Certificates of deposit of $250K or more	202,500	204,293
Brokered certificates of deposits (2)	67,942	94,531
Listing service deposits (2)	4,150	7,376
Certificates of deposit less than $250K	429,911	474,104
Total certificates of deposit	704,503	780,304
Total interest-bearing deposits	1,838,385	1,726,035
Total deposits	$2,046,635	$1,895,213

(1)
As of December 31, 2025 and 2024, Advance payments by borrowers for taxes and insurance in the amounts of $11.5 million and $10.3 million, respectively, are included in deposits.
(2)
As of December 31, 2025 and 2024, there were no individual listing service deposits amounting to $250,000 or more. At December 31, 2025, there were no brokered certificates of deposit amounting to $250,000 or more. At December 31, 2024, there was one brokered certificates of deposit in the amount of $1.5 million amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Uninsured deposits represented $454.5 million, or 22.0.%, and $435.9, or 22.8%, of total deposits as of December 31, 2025 and 2024, respectively.

At December 31, 2025, scheduled maturities of certificates of deposit were as follows:

December 31,
(in thousands)
2026	$594,371
2027	95,342
2028	9,093
2029	2,510
2030	3,187
$704,503

Note 9. Borrowings

FHLBNY Advances: As a member of FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $596.1 million and $571.1 million of outstanding term advances from the FHLBNY at December 31, 2025 and 2024, respectively. The Bank had a $25.0 million overnight line of credit advance from the FHLBNY at December 31, 2024. The Bank had no overnight line of credit advance from the FHLBNY at December 31, 2025.

FRBNY Borrowings: The Bank had no term or overnight line of credit borrowing outstanding from the FRBNY at December 31, 2025 and 2024.

Letters of Credit: The Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at December 31, 2025 and 2024.

Borrowed funds at December 31, 2025 and 2024 consist of the following and are summarized by maturity and call date below:

	December 31,			December 31,
	2025			2024
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$—	$—	—%	$25,000	$25,000	4.69%

FHLBNY Term advances ending:
2025	—	—	—	100,000	100,000	4.48
2026	225,000	225,000	4.20	200,000	200,000	4.25
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	109,100	109,100	3.74	9,100	9,100	3.84
2029	50,000	50,000	3.35	50,000	50,000	3.35
	$596,100	$596,100	3.78%	$596,100	$596,100	3.94%

Interest expense on advances totaled $20.6 million, $27.5 million and $25.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 10. Income Taxes

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current tax provision:
Federal	$8,607	$748	$105
State	1,757	1,482	1,452
Total current tax provision	10,364	2,230	1,557
Deferred tax provision:
Federal	(896)	2,410	773
State	1,330	276	696
Total deferred tax provision	434	2,686	1,469
Valuation allowance	(1,070)	(203)	(525)
Total provision for income taxes	$9,728	$4,713	$2,501

Reconciliation between the reported income tax expense and the amount computed by multiplying consolidated income before taxes by the statutory federal income tax rate of 21 percent for the years ended December 31, 2025 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
U.S. federal statutory tax rate	$8,071	21.0%	$3,294	21.0%	$1,229	21.0%
State and local tax, net of federal benefit (1)	2,439	6.3%	1,389	8.9%	1,697	29.0%
Changes in valuation allowance	(1,070)	(2.8%)	(203)	(1.3%)	(525)	(9.0%)
Nontaxable or nondeductible items (2)
Other nontaxable or nondeductible	429	1.1%	280	1.8%	211	3.6%
Other adjustments	(141)	(0.4%)	(47)	(0.3%)	(111)	(1.9%)
Provision for income taxes	$9,728	25.2%	$4,713	30.1%	$2,501	42.7%
(1)
State and local taxes in New York State and New York City made up the majority (greater than 50%) of the tax effect in this category.
(2)
The nontaxable or nondeductible items category includes items such as other nondeductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disaggregation for the years ended December 31, 2025, 2024 and 2023..

Total income taxes paid for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Federal	$6,794	$1,050	$—
State and Local:
New York State	1,086	924	865
Other States	30	4	—
New York City	545	493	673
Total income taxes paid	$8,455	$2,471	$1,538

Management maintains a valuation allowance against its net New York State and New York City deferred tax assets as it is unlikely these deferred tax assets will be utilized to reduce the Company's tax liability in future years. For the years ended December 31, 2025 and 2024, the valuation allowance decreased by $1.07 million and decreased by $0.2 million, respectively. In 2025, the Company utilized a portion of the net operating losses in New York State and New York City which in turn decreased the 2025 valuation allowance.

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

For federal income tax purposes, a financial institution may carry net operating losses (“NOLs”) forward indefinitely. The use of NOLs to offset income is limited to 80% of taxable income. At December 31, 2025, the Company has no federal NOL carryforward.

The state and city of New York allow for a three-year carryback period and carryforward period of twenty years on NOLs generated on or after tax year 2015. For tax years prior to 2015, no carryback period is allowed. Ponce De Leon Federal Bank, the predecessor of Ponce Bank, has no pre-2015 carryforwards for New York State or New York City purposes. Furthermore, there are post-2015 carryforwards available of $58.0 million for New York State purposes and $20.3 million for New York City purposes. Finally, for New Jersey purposes, losses may only be carried forward 20 years, with no allowable carryback period. At December 31, 2025, the Bank had no Connecticut or New Jersey net operating losses carryforwards.

At December 31, 2025 and 2024, the Company had no unrecognized tax benefits recorded.

The Company is subject to U.S. federal income tax, New York State income tax, Connecticut income tax, New Jersey income tax, Florida income tax and New York City income tax. The Company is generally no longer subject to examination by taxing authorities for years before 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	At December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$7,934	$6,942
Interest on nonaccrual loans	1,643	1,265
Unrealized loss on available-for-sale securities	2,934	4,141
Amortization of intangible assets	109	46
Operating lease liabilities	9,152	9,470
Net operating losses	5,191	6,656
Charitable contribution carryforward	257	1,476
Compensation and benefits	1,172	844
Deferred loan fees and cost, net	154	—
Other	1,465	1,627
Total gross deferred tax assets	30,011	32,467
Deferred tax liabilities:
Depreciation of premises and equipment	537	724
Right of use assets	8,600	8,975
Deferred loan fees and cost, net	—	337
Other	225	139
Total gross deferred tax liabilities	9,362	10,175
Valuation allowance	9,148	10,218
Net deferred tax assets	$11,501	$12,074

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 11. Compensation and Benefit Plans

Ponce Bank Employee Stock Ownership Plan with 401(k) Provisions (the “KSOP”). The KSOP is for eligible employees of Ponce Bank. The named executive officers are eligible to participate in the KSOP just like other employees. An employee must attain the age of 21 and will be eligible to participate in the 401(k) features of the KSOP in the quarter following thirty days of service and the ESOP feature of the KSOP upon the first entry date commencing on or after the eligible employee’s completion of one year of service. Employees are eligible to participate in the 401(k) Plan at the beginning of each quarter (January 1, April 1, July 1, or October 1).

401(k) Component:

Under the 401(k) features of the KSOP (“401(k) Component”), a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2025, the salary deferral contribution limit was $23,500; provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) for a total of $31,000. In addition to salary deferral contributions, Ponce Bank may make discretionary matching contributions, discretionary profit sharing contributions or safe harbor contributions to the 401(k) Component. Discretionary matching contributions are allocated on the basis of salary deferral contributions. Discretionary profit sharing contributions are based on three classifications set forth in the 401(k) feature (i) Class A — Chairman, President, and Executive Vice Presidents; (ii) Class B — Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents; and (iii) Class C — all other eligible employees. The contribution for a class will be the same percentage of compensation for all participants in that class. If Ponce Bank decides to make a safe harbor contribution for a plan year, each participant will receive a contribution equal to 3% of his or her compensation for the plan year.

A participant is always 100% vested in his or her salary deferral contributions and safe harbor contributions. Discretionary matching and profit sharing contributions are 20% vested after two years of service, plus an additional 20% for each additional year of service; so all participants are fully vested in such contributions after six years of service. A participant also will become fully vested in his or her account balance in the 401(k) Component automatically upon normal retirement, death or disability, a change in control, or termination of the KSOP. Generally, participants will receive distributions from the KSOP upon separation from service in accordance with the terms of the governing document.

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

The trustee of the trust funding the KSOP holds the shares of Ponce Financial Group, Inc. common stock purchased by the KSOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the loans are repaid. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of qualifying compensation relative to all participants participating in the ESOP Component. A participant will become 100% vested in his or her account balance in the ESOP Component after three years of service. In addition, a participant will become fully vested in his or her account balance in the ESOP Component automatically upon normal retirement, death or disability, a change in control, or termination of the KSOP. Generally, participants will receive distributions from the KSOP upon separation from service in accordance with the terms of the plan document. The KSOP reallocates any unvested shares of Ponce Financial Group, Inc. common stock forfeited upon termination of employment among the remaining participants in the ESOP Component.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Contributions to the ESOP are to be sufficient to pay principal and interest currently due under the loan agreement. Under applicable accounting requirements, Ponce Bank will record a compensation expense for the ESOP at the average market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in the earnings of Ponce Financial Group, Inc. The ESOP shares become outstanding for earnings per share computations (see Note 12). As of December 31, 2025, the combined outstanding balance of both the First ESOP loan and Second ESOP loan was $11.1 million.

A summary of the ESOP shares as of December 31, 2025 and 2024 are as follows:

	2025	2024
	(Dollars in thousands)
Shares committed-to-be released	133,744	133,744
Shares allocated to participants	580,654	511,935
Unallocated shares	1,168,244	1,301,988
Total	1,882,642	1,947,667
Fair value of unallocated shares	$19,101	$16,926

The Company recognized ESOP related compensation expense, including ESOP equalization expense, of $2.2 million, $1.5 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental Executive Retirement Plan:

The Bank maintains a non-qualified supplemental executive retirement plan (“SERP”) for the benefit of one key executive officer. The SERP expenses recognized for the years ended December 31, 2025, 2024 and 2023 were $0.1 million for each year for the one key executive officer.

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

A summary of the Company’s restricted stock units activity and related information for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	566,490	$9.53
Granted	23,000	13.45
Vested	(155,579)	9.61
Forfeited	—	—
Non-vested at December 31	433,911	$9.71

	December 31, 2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested, beginning of year	745,873	$9.52
Granted	—	—
Vested	(176,883)	9.50
Forfeited	(2,500)	9.50
Non-vested at December 31	566,490	$9.53

Compensation expense related to restricted stock units for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $1.6 million and $1.6 million, respectively. As of December 31, 2025, the total remaining unrecognized compensation cost related to restricted stock units was $4.0 million, which is expected to be recognized over the next 20 quarters.

A summary of the Company’s stock options awards activity and related information for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	748,265	$9.94
Granted	135,000	13.77
Exercised	(19,254)	14.37
Forfeited	(10,203)	11.82
Outstanding at December 31	853,808	$10.42
Exercisable at December 31 (1)	439,776	$9.52

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	December 31, 2024
	Options	Weighted- Average Exercise Price Per Share
Outstanding, beginning of year	792,621	$9.90
Granted	—	—
Exercised	—	—
Forfeited	(44,356)	9.24
Outstanding at December 31	748,265	$9.94
Exercisable at December 31 (1)	343,848	$9.21

(1)
The aggregate intrinsic value, which represents the difference between the price of the Company’s common stock at respective periods and the stated exercise price of the underlying options, was $5.0 million for outstanding options and $3.0 million for exercisable options at December 31, 2025 and $2.3 million for outstanding options and $1.3 million for exercisable options at December 31, 2024.

The weighted-average exercise price for outstanding options as of December 31, 2025 was $10.42 per share and the weighted-average remaining contractual life is 7.0 years. The weighted-average period over which the options are expected to be recognized is 4.5 years. There were 439,776 and 343,848 shares exercisable as of December 31, 2025 and 2024. Total compensation costs related to stock options recognized was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total remaining unrecognized compensation cost related to unvested stock options was $1.8 million, which is expected to be recognized over the next 20 quarters.

The fair value of each option grant is estimated on the date of grant using Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2025	2024 (1)
Dividend yield	6.50%	N/A
Expected life	5.5-7.5 years	N/A
Expected volatility	35.09%	N/A
Risk-free interest rate	4.12%	N/A
Weighted average grant date fair value	$6.01	N/A

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

Treasury Stock:

As of December 31, 2025 and 2024, 750,785 shares and 925,497 shares, respectively, were held as treasury stock. The Company records treasury stock at cost and reissued at average cost.

Note 12. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

	For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands except share data)

Net income available to common stockholders	$27,578	$10,334	$3,352
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	23,997,373	23,819,684	24,263,952
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,251,147	1,385,030	1,518,635
Basic weighted average common shares outstanding	22,746,226	22,434,654	22,745,317
Basic earnings per common share	$1.21	$0.46	$0.15
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	314,443	117,061	76,996
Diluted weighted average common shares outstanding	23,060,669	22,551,715	22,822,313
Diluted earnings per common share	$1.20	$0.46	$0.15

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(in thousands)
Commitments to grant mortgage loans	$395,388	$359,170
Unfunded commitments under lines of credit	86,284	52,329
	$481,672	$411,499

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

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of December 31, 2025.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of December 31, 2025, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million for the year ended December 31, 2024 in EJF Silvergate Ventures Fund LP ("Silvergate"). As of December 31, 2025, the total unfunded commitment was $1.4 million.

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

FHLBNY Stock: FHLBNY stock is carried at cost and classified as restricted equity securities. As a member of the FHLBNY, the Company is required to purchase and hold this stock.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

FRBNY Stock: FRBNY stock is carried at cost and classified as restricted equity securities. As a member of the FRBNY, the Company is required to purchase and hold this stock.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value accounting for substantially all forms of mortgage loans originated for sale on a recurring basis. As of December 31, 2025, the fair value carrying amount of mortgages held for sale under the fair value option was $3.4 million and the aggregate unpaid principal balance amounted to $3.3 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		December 31, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,979	$2,979	$—	$—
Corporate bonds	12,763	492	12,271	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	26,346	—	26,346	—
FHLMC Certificates	7,125		7,125
FNMA Certificates	42,906	—	42,906	—
GNMA Certificates	77	—	77	—
Mortgage Loans Held for Sale, at fair value	3,388	—	3,388	—
	$95,584	$3,471	$92,113	$—

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

		December 31, 2024
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,873	$2,873	$—	$—
Corporate bonds	20,404	330	20,074	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	28,535	—	28,535	—
FHLMC Certificates	7,662	—	7,662	—
FNMA Certificates	45,408	—	45,408	—
GNMA Certificates	88	—	88	—
Mortgage Loans Held for Sale, at fair value	10,736	—	10,736	—
Interest rate swap	2,005	—	2,005	—
	$117,711	$3,203	$114,508	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy utilized to determine the fair value:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$26,863	$—	$—	$26,863

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$22,966	$—	$—	$22,966

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the years ended December 31, 2025 and 2024, respectively.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2025 and 2024, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$126,154	$126,154	$—	$—	$126,154
Available-for-sale securities, at fair value	92,196	3,471	88,725	—	92,196
Held-to-maturity securities, at amortized cost	272,982	—	268,875	—	268,875
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,388	—	3,388	—	3,388
Loans receivable, net	2,599,258	—	—	2,577,298	2,577,298
Accrued interest receivable	17,905	—	17,905	—	17,905
FHLBNY stock	29,309	29,309	—	—	29,309
FRBNY stock	10,698	—	10,698	—	10,698
Financial liabilities:
Deposits:
Demand deposits	208,250	208,250	—	—	208,250
Interest-bearing deposits	1,133,882	1,133,882	—	—	1,133,882
Certificates of deposit	704,503	—	704,205	—	704,205
Borrowings	596,100	—	595,031	—	595,031
Accrued interest payable	3,788	—	3,788	—	3,788

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$139,839	$139,839	$—	$—	$139,839
Available-for-sale securities, at fair value	104,970	3,203	101,767	—	104,970
Held-to-maturity securities, at amortized cost	367,938	—	355,294	—	355,294
Placements with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	10,736	—	10,736	—	10,736
Loans receivable, net	2,286,599	—	—	2,260,989	2,260,989
Accrued interest receivable	17,771	—	17,771	—	17,771
FHLBNY stock	29,182	29,182	—	—	29,182
Interest rate swap	2,005	—	2,005	—	2,005
Financial liabilities:
Deposits:
Demand deposits	169,178	169,178	—	—	169,178
Interest-bearing deposits	945,731	945,731	—	—	945,731
Certificates of deposit	780,304	—	778,603	—	778,603
Borrowings	596,100	—	586,562	—	586,562
Interest rate swap	2,005	—	2,005	—	2,005
Accrued interest payable	3,712	—	1,712	—	1,712

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at December 31, 2025 and 2024. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Off-Balance-Sheet Instruments: There loan commitments on which the committed interest rate is less than the current market rate insignificant at December 31, 2025 and 2024.

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

Note 15. Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the OCC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s operations and financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of December 31, 2025 and 2024, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 13.6% and 13.5% at December 31, 2025 and 2024, respectively.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, common equity risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then of which management is aware that have changed the Bank's category.

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

The Company's and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$579,833	23.00%	$201,663	8.00%	$252,079	10.00%
Tier 1 Capital to Risk-Weighted Assets	552,260	21.91%	151,247	6.00%	201,663	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	327,260	12.98%	113,436	4.50%	163,851	6.50%
Tier 1 Capital to Average Assets	552,260	17.27%	127,880	4.00%	159,850	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$543,076	21.63%	$200,847	8.00%	$251,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	515,502	20.53%	150,635	6.00%	200,847	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	515,502	20.53%	112,976	4.50%	163,188	6.50%
Tier 1 Capital to Average Assets	515,502	16.12%	127,945	4.00%	159,931	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$546,128	22.98%	$190,147	8.00%	$237,684	10.00%
Tier 1 Capital to Risk-Weighted Assets	520,796	21.91%	142,611	6.00%	190,147	8.00%
Common Equity Tier 1 Capital to Risk-Weighted Assets	295,796	12.44%	106,958	4.50%	154,495	6.50%
Tier 1 Capital to Average Assets	520,796	17.70%	117,715	4.00%	147,144	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$507,632	21.47%	$189,137	8.00%	$236,421	10.00%
Tier 1 Capital to Risk-Weighted Assets	482,300	20.40%	141,583	6.00%	189,137	8.00%
Common Equity Tier 1 Capital Risk-Weighted Assets	482,300	20.40%	106,390	4.50%	153,674	6.50%
Tier 1 Capital to Average Assets	482,300	15.81%	122,011	4.00%	152,514	5.00%

Note 16. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2024	Change	December 31, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$4,477	$(10,820)
Total	$(15,297)	$4,477	$(10,820)

	December 31, 2023	Change	December 31, 2024
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,649)	$352	$(15,297)
Total	$(15,649)	$352	$(15,297)

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 17. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$7,671	$8,810	$8,318
Originations	1,650	1,880	1,725
Payments	(229)	(3,019)	(1,233)
Ending balance	$9,092	$7,671	$8,810

The Company held deposits in the amount of $8.6 million, $8.8 million and $8.4 million from officers and directors at December 31, 2025, 2024 and 2023, respectively.

Note 18. Parent Company Only Financial Statements

The following Condensed Statements of Financial Condition at December 31, 2025 and 2024 and Condensed Statements of Operations and Cash Flows for the ears ended December 31, 2025 and 2024 for Ponce Financial Group (parent company only) reflected the Company's investment in its wholly-owned subsidiaries, the Bank using the equity method of accounting.

Condensed Statements of Financial Condition

	December 31,
ASSETS	2025	2024
	(in thousands)
Cash and cash equivalents	$15,062	$13,889
Investment in Ponce Bank	504,790	467,003
Investment in Lending Front	1,000	1,000
Investment in Bamboo	4,392	4,392
Loan receivable - ESOP	11,130	12,235
Other assets	5,489	7,238
Total assets	$541,863	$505,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities and accrued expenses	$314	$257
Stockholders' equity	541,549	505,500
Total liabilities and stockholders' equity	$541,863	$505,757

Ponce Financial Group Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Condensed Statements of Operations

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Interest on ESOP loan	$249	$272	$294
Net interest income	249	272	294
Non-interest expense:
Share-based compensation expense	1,928	2,074	1,888
Management fee expense	419	557	712
Office occupancy and equipment	74	69	96
Professional fees	1,436	2,204	2,042
Other non-interest expenses	(114)	94	100
Total noninterest expense	3,743	4,998	4,838
Loss before income taxes	(3,494)	(4,726)	(4,544)
Benefit for income taxes	(812)	(977)	(834)
Equity in undistributed earnings of Ponce Bank	31,385	14,721	7,062
Net income	$28,703	$10,972	$3,352
Dividends on preferred stock	1,125	638	—
Net income available to common stockholders	$27,578	$10,334	$3,352

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash Flows from Operating Activities:
Net income	$28,703	$10,972	$3,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(31,385)	(14,721)	(7,062)
Deferred income tax (benefit)	411	2,983	(798)
Share-based compensation expense	1,928	2,074	1,888
(Decrease) increase in other assets	1,337	(753)	(968)
Net increase (decrease) in other liabilities	57	(299)	250
Net cash provided by (used in) operating activities	1,051	256	(3,338)
Cash Flows from Investing Activities:
Investment in Bamboo	—	(669)	(1,223)
Repayment of ESOP Loan	1,105	1,082	1,060
Net cash provided by (used in) investing activities	1,105	413	(163)
Cash Flows from Financing Activities:
Stock options exercised	142	—	—
Repurchase of treasury shares	—	—	(11,009)
Dividends paid on preferred stock	(1,125)	(588)	—
Net cash used in by financing activities	(983)	(588)	(11,009)
Net increase (decrease) in cash and cash equivalents	1,173	81	(14,510)
Cash and cash equivalents at beginning of year	13,889	13,808	28,318
Cash and cash equivalents at end of year	$15,062	$13,889	$13,808

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure

a)
Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, the Company believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on the criteria established by Internal Control—Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

c)
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and /or any "Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The “Proposal I - Election of Directors – Directors, and – Executive Officer who is not a Director” and “Code of Business Conduct and Ethics” sections of the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated herein by reference.

Item 11. Executive Compensation.

The “Executive Compensation” section of the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The “Voting Securities and Principal Holders” and “Executive Compensation – Benefit Plans and Agreements – Long-Term Incentive Plan” sections of the Company’s 2026 Proxy statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The “Transactions with Certain Related Persons, - Board Independence and -Meetings and Committees of the Board of Directors” sections of the Company’s 2026 Proxy statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following are filed as a part of this Form 10-K under Item 8:

(A) Reports of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2025 and 2024

(C) Consolidated Statements of Operations for the Years ended December 31, 2025, 2024, and 2023

(D) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024, and 2023

(E) Consolidated Statements Stockholders’ Equity for the Years ended December 31, 2025, 2024, and 2023

(F) Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024, and 2023

(G) Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Ponce Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.2	Bylaws of Ponce Financial Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1 (File No. 333-258394) filed with the Commission on August 3, 2021).

3.3

Articles Supplementary to the Charter of Ponce Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

4.1

Form of Common Stock Certificate of Ponce Financial Group, Inc. (incorporated by reference to Exhibit 4.0 to the Registrant’s amendment No. 1 to the Form S-1 (File No, 333-258394) filed with the Commission on November 5, 2021).

4.2

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(incorporated by reference to Exhibit 4.2 to Ponce Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-41255) filed with the Commission on March 31, 2022).

10.1†

Ponce Bank Employee Stock Ownership Program with 401(k) provisions. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K (Filed No. 001-41255) filed with the Commission on March 21, 2023).

10.2†

Amendment No.1 to the Ponce Bank Employee Stock Ownership Program with 401(k) provisions. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K (File No. 001-41255) filed with the Commission on March 21, 2003).

10.3†	Ponce De Leon Federal Deferred Compensation Plan (incorporated by refence to Exhibit 10.3 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.4†

Employment Agreement, dated as of March 23, 2017, by and between Ponce de Leon Federal Bank and Carlos P. Naudon (incorporated by reference to Exhibit 10.4 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.5†

Employment Agreement entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Carlos P. Naudon (incorporated by reference to Exhibit 10.5 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.6†

Employment Agreement, dated March 23, 2017, by and between Ponce De Leon Federal Bank and Steven Tsavaris (incorporated by reference to Exhibit 10.6 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.7†

Employment Agreement entered into by and among Ponce Bank Mutual Holding Company, PDL Community Bancorp and Steven Tsavaris (incorporated by reference to Exhibit 10.7 to the PDL Community Bancorp’s Form S-1 (File No. 333-217275) filed with the Commission on April 12, 2017).

10.8†

Change in Control Agreement between Ponce Bank and Sergio Vaccaro, dated November 26, 2024 (incorporated by reference to Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on November 27, 2024).

10.9†

Form of Change in Control Agreement with certain executive officers (incorporated by reference to Exhibit 10.9 to Ponce Financial Group, Inc.’s annual report on Form 10-K (File No. 001-41255) filed with the Commission on March 13, 2025).

10.10†

Specimen Form of Restricted Stock Unit Award Agreement for Employees under the 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.11†

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.12†

Specimen Form of Stock Option Agreement for Employees under the 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.13†

Specimen Form of Stock Option Agreement for Non-Employee Directors under the 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.14†

Specimen Form of Restricted Stock Unit Award Agreement for Employees under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.15†

Specimen Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Ponce Financial Group's Inc's annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.16†

Specimen Form of Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Ponce Financial Group's Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.17†

Specimen Form of Stock Option Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.18†

Specimen Form of Premium Stock Option Agreement for Employees under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to Ponce Financial Group, Inc.'s annual report on Form 10-K (Filed No. 000-41255) filed with the Commission on March 13, 2025).

10.19†

Specimen Form of Premium Stock Option Agreement for Non-Employee Directors under the 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Ponce Financial Group, Inc.'s annual report on Form 10-K (File No. 000-41255) filed with the Commission on March 13, 2025).

10.21†	PDL Community Bancorp 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 (File No. 333-262674) filed with the Commission on February 11, 2022).

10.22†	Ponce Financial Group, Inc. 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-41255) filed with the Commission on June 16, 2023).

10.23

Letter Agreement and Securities Purchase Agreement, dated June 7, 2022, by and among Ponce Financial Group and Treasury (attached as Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.24

Registration Rights Agreement between Ponce Financial Group and the Treasury, dated June 7, 2022 (incorporated by reference to Exhibit 10.2 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on June 9, 2022).

10.25

ECIP Securities Purchase Option Agreement dated December 20, 2024, by and between Ponce Financial Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to Ponce Financial Group, Inc.’s current report on Form 8-K (File No. 001-41255) filed with the Commission on December 23, 2025).

19.1*	Ponce Financial Group Insider Trading and Confidentiality Policy.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Form10-K (File No. 0001-41255) filed with the Commission on March 19, 2024).

23.1*	Consent of Forvis Mazars, LLP

23.2*	Consent of Mazars USA LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K (File No. 001-41255) filed with the Commission on March 19, 2024).

101.INS	XBRL Instance Document (embedded within the Inline XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Management contract or compensatory plan.

Item 16. FORM 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ponce Financial Group, Inc.

Date: March 12, 2026	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carlos P. Naudon	President, Chief Executive Officer and Director	March 12, 2026
Carlos P. Naudon

/s/ Sergio J. Vaccaro	Executive Vice President and Chief Financial Officer	March 12, 2026
Sergio J. Vaccaro

/s/ Steven A. Tsavaris	Executive Chairman and Director	March 12, 2026
Steven A. Tsavaris

/s/ James Demetriou	Director	March 12, 2026
James Demetriou

/s/ Maria Alvarez	Director	March 12, 2026
Maria Alvarez

/s/ Nick Lugo	Director	March 12, 2026
Nick Lugo

/s/ James Perez	Director	March 12, 2026
James Perez