Form 10-Q
period 2026-03-31
Ponce Financial Group, Inc.
filed 2026-05-07
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2026, the registrant had 24,187,901 shares of common stock, $0.01 par value per share, outstanding.

Auditor Firm Id: 686	Auditor Name: Forvis Mazars, LLP	Auditor Location: New York, New York, USA

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

March 31, 2026 and December 31, 2025

(Dollars in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$27,429	$28,511
Interest-bearing deposits	89,817	97,643
Total cash and cash equivalents	117,246	126,154
Available-for-sale securities, at fair value (Note 3)	87,150	92,196
Held-to-maturity securities, net of allowance for credit losses of $211 at March 31, 2026 and $236 at December 31, 2025; at amortized cost (fair value at March 31, 2026 $258,007 and at December 31. 2025 $268,875) (Note 3)	263,514	272,982
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	2,127	3,388
Loans receivable, net of allowance for credit losses of $26,238 at March 31, 2026 and $25,449 at December 31, 2025 (Note 5)	2,698,649	2,599,258
Accrued interest receivable	19,274	17,905
Premises and equipment, net	15,159	15,638
Right of use assets (Note 6)	27,633	27,583
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	28,180	29,309
Federal Reserve Bank of New York (FRBNY) stock, at cost	10,706	10,698
Deferred tax assets	11,729	11,501
Other assets	19,141	17,109
Total assets	$3,300,757	$3,223,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,133,795	$2,046,635
Borrowings (Note 8)	571,100	596,100
Operating lease liabilities	29,429	29,353
Accrued interest payable	4,338	3,788
Other liabilities	10,732	6,545
Total liabilities	2,749,394	2,682,421
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A, senior non-cumulative perpetual, $1,000 per share liquidation preference, 225,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both March 31, 2026 and December 31, 2025; 24,187,901 shares outstanding as of March 31, 2026 and 24,135,926 shares outstanding as of December 31, 2025	249	249
Treasury stock, at cost; 698,810 shares as of March 31, 2026 and 750,785 shares as of December 31, 2025	(5,738)	(6,164)
Additional paid-in-capital	209,219	208,604
Retained earnings	143,674	135,332
Accumulated other comprehensive loss (Note 13)	(10,680)	(10,820)
Unearned compensation ─ ESOP; 1,134,808 shares as of March 31, 2026 and 1,168,244 shares as of December 31, 2025	(10,361)	(10,652)
Total stockholders' equity	551,363	541,549
Total liabilities and stockholders' equity	$3,300,757	$3,223,970

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Interest on loans receivable	$43,982	$37,136
Interest on deposits due from banks	770	1,668
Interest and dividend on securities and FHLBNY stock	3,910	5,193
Total interest and dividend income	48,662	43,997
Interest expense:
Interest on certificates of deposit	6,415	7,754
Interest on other deposits	8,630	8,554
Interest on borrowings	5,391	5,486
Total interest expense	20,436	21,794
Net interest income	28,226	22,203
Provision (benefit) for credit losses (Note 3) (Note 5)	1,656	(285)
Net interest income after provision (benefit) for credit losses	26,570	22,488
Non-interest income:
Service charges and fees	539	525
Brokerage commissions	—	4
Late and prepayment charges	726	697
Income on sale of mortgage loans	120	148
Income on sale of SBA loans	—	404
Other	657	603
Total non-interest income	2,042	2,381
Non-interest expense:
Compensation and benefits	8,663	7,780
Occupancy and equipment	3,672	3,913
Data processing expenses	1,219	1,152
Direct loan expenses	121	388
Insurance and surety bond premiums	333	315
Office supplies, telephone and postage	193	170
Professional fees	1,346	1,364
Marketing and promotional expenses	228	83
Federal deposit insurance and regulatory assessment	409	461
Other operating expenses	1,056	1,262
Total non-interest expense	17,240	16,888
Income before income taxes	11,372	7,981
Provision for income taxes	2,749	2,022
Net income	$8,623	$5,959
Dividends on preferred shares	281	281
Net income available to common stockholders	$8,342	$5,678
Earnings per common share (Note 9):
Basic	$0.36	$0.25
Diluted	$0.36	$0.25
Weighted average common shares outstanding (Note 9):
Basic	22,988,317	22,662,916
Diluted	23,331,314	22,876,740

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended March 31, 2026 and 2025

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income	$8,623	$5,959
Net change in unrealized gain on securities:
Unrealized gain	178	2,264
Income tax effect	(38)	(482)
Total other comprehensive income, net of tax	140	1,782
Total comprehensive income	8,763	7,741
Less: Dividends on preferred shares	281	281
Total comprehensive income available to common stockholders	$8,482	$7,460

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2025	225,000	$225,000	24,135,926	$249	$(6,164)	$208,604	$135,332	$(10,820)	$(10,652)	$541,549
Net income	—	—	—	—	—	—	8,623	—	—	8,623
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	140	—	140
Release of restricted stock units	—	—	26,094	—	214	(214)		—	—	—
Exercise of stock options	—	—	25,881	—	212	10	—	—	—	222
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	267	—	—	291	558
Share-based compensation	—	—	—	—	—	552	—	—	—	552
Balance, March 31, 2026	225,000	$225,000	24,187,901	$249	$(5,738)	$209,219	$143,674	$(10,680)	$(10,361)	$551,363

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2026 and 2025

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$8,623	$5,959
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(3)	(22)
Gain on sale of loans	(120)	(552)
Provision (benefit) for credit losses	1,656	(285)
Depreciation and amortization	1,232	1,207
ESOP compensation expense	587	560
Share-based compensation expense	552	503
Deferred income taxes	(266)	(37)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	1,381	2,317
Increase in accrued interest receivable	(1,369)	(1,237)
(Increase) decrease in other assets	(2,032)	8,448
Increase in accrued interest payable	550	916
Decrease in operating lease liabilities	(684)	(730)
Increase (decrease) in other liabilities	3,774	(3,960)
Net cash provided by operating activities	13,881	13,087
Cash Flows From Investing Activities:
Net redemption and (purchase) of FHLBNY stock	1,129	3,375
Net redemption and (purchase) of FRBNY stock	(8)	—
Proceeds from maturities, calls and principal repayments on securities	14,720	13,603
Proceeds from sale of loans	1,067	5,738
Net increase in loans	(101,751)	(90,397)
Purchases of premises and equipment	(47)	(154)
Net cash used in investing activities	(84,890)	(67,835)
Cash Flows From Financing Activities:
Net increase in deposits	87,160	120,083
Net repayment from borrowings	(25,000)	(75,000)
Stock options exercised	222	—
Dividends paid on preferred stock	(281)	(281)
Net cash provided by financing activities	62,101	44,802
Net decrease in cash and cash equivalents	(8,908)	(9,946)
Cash and cash equivalents at beginning of period	126,154	139,839
Cash and cash equivalents at end of period	$117,246	$129,893
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$19,886	$20,878
Cash paid for income taxes	$520	$409
Operating lease assets in exchange for operating lease liabilities	$760	$—

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

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary Ponce Bank. All significant intercompany transactions and balances have been eliminated in consolidation. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company' Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026 (the "2025 Form 10-K").

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.3 million for the three months ended March 31, 2026 and $0.3 million for the three months ended March 31, 2025.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 15 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and March 31, 2026.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$13,500	$—	$(558)	$12,942
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	30,077	—	(4,494)	25,583
FHLMC Certificates	7,660	—	(790)	6,870
FNMA Certificates	49,414	—	(7,735)	41,679
GNMA Certificates	75	1	—	76
Total available-for-sale securities	$100,726	$1	$(13,577)	$87,150

Held-to-Maturity Securities:
Corporate Bonds	$7,500	$25	$(192)	$7,333
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	155,069	41	(3,453)	151,657
FHLMC Certificates	3,107	42	(119)	3,030
FNMA Certificates	87,438	—	(2,125)	85,313
SBA Certificates	10,611	63	—	10,674
Allowance for Credit Losses	(211)	—	—	—
Total held-to-maturity securities	$263,514	$171	$(5,889)	$258,007

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

The Company’s securities portfolio had 33 and 34 available-for-sale securities and 28 and 28 held-to-maturity securities at March 31, 2026 and December 31, 2025, respectively. There were no available-for-sale and held-to-maturity securities sold during the three months ended March 31, 2026 and for the year ended December 31, 2025. There was one available-for-sale security in the amount of $3.0 million that matured during the three months ended March 31, 2026. There were four available-for-sale securities in the total amount of $8.3 million and three held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2025. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the three months ended March 31, 2026 and during the year ended December 31, 2025.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	$—	$12,942	$(558)	$12,942	$(558)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	25,583	(4,494)	25,583	(4,494)
FHLMC Certificates	—	—	6,870	(790)	6,870	(790)
FNMA Certificates	—	—	41,679	(7,735)	41,679	(7,735)
Total available-for-sale securities	$—	$—	$87,074	$(13,577)	$87,074	$(13,577)
Held-to-Maturity Securities:
Corporate Bonds	$—	$—	$5,308	$(192)	$5,308	$(192)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	16,013	(21)	127,773	(3,432)	143,786	(3,453)
FHLMC Certificates	—	—	605	(119)	605	(119)
FNMA Certificates	3,464	(48)	81,849	(2,077)	85,313	(2,125)
Total held-to-maturity securities	$19,477	$(69)	$215,535	$(5,820)	$235,012	$(5,889)

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

At March 31, 2026 and December 31, 2025, the Company had 32 and 33 available-for-sale securities and 22 and 21 held-to-maturity securities at March 31, 2026 and December 31, 2025, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both March 31, 2026 and December 31, 2025. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of March 31, 2026 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at March 31, 2026. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	March 31, 2026
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,602
More than five years through ten years	9,500	9,340
	13,500	12,942
Mortgage-Backed Securities	87,226	74,208
Total available-for-sale securities	$100,726	$87,150
Held-to-Maturity Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	7,500	7,333
	7,500	7,333
Mortgage-Backed Securities	256,225	250,674
Allowance for Credit Losses	(211)	—
Total held-to-maturity securities	$263,514	$258,007

At March 31, 2026 and December 31, 2025, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Three
	Months Ended	For the Year Ended
	March 31, 2026	December 31, 2025
	(in thousands)
Allowance for credit losses on securities at beginning of period	$236	$216
(Benefit) provision for credit losses	(25)	20
Allowance for credit losses on securities at end of period	$211	$236

At March 31, 2026 and December 31, 2025, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value option:

	March 31,	December 31,
	2026	2025
	(in thousands)
Mortgage loans held-for-sale, at fair value	$2,127	$3,388
Mortgage loans held-for-sale, contractual principal outstanding	2,084	3,337
Fair value less unpaid principal balance	$43	$51

At March 31, 2026 and December 31, 2025, the Company had 7 loans and 10 loans in the amount of $2.1 million and $3.4 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At March 31, 2026 and December 31, 2025, there were no mortgage loans held for sale that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Mortgage loans:
1-4 Family residential (1)	$431,377	$434,374
Multifamily residential	915,333	756,542
Nonresidential properties	534,256	526,210
Construction and land	763,990	854,096
Total mortgage loans	2,644,956	2,571,222
Nonmortgage loans:
Business loans	80,366	53,063
Consumer loans	596	625
Total non-mortgage loans	80,962	53,688
Total loans, gross	2,725,918	2,624,910
Net deferred loan origination fees	(1,031)	(203)
Allowance for Credit Losses	(26,238)	(25,449)
Loans receivable, net	$2,698,649	$2,599,258
(1)
Includes both investor owned and owner occupied 1-4 family residential properties combined, which were previously reported separately.

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

The following tables summarize total loans by year of origination and internally assigned credit risk ratings:

	2026	2025	2024	2023	2022	2021 and Prior	Total
	(in thousands)
March 31, 2026
Mortgage Loans:
1-4 Family residential
Pass	$2,577	$6,299	$6,743	$41,302	$98,061	$267,817	$422,799
Special mention	—	—	—	839	—	1,527	2,366
Substandard	—	—	—	—	—	6,212	6,212
Total 1-4 Family residential	2,577	6,299	6,743	42,141	98,061	275,556	431,377
Multifamily residential
Pass	185,930	137,161	104,458	72,837	156,666	243,226	900,278
Special mention	—	—	—	1,120	—	2,018	3,138
Substandard	—	—	—	5,005	—	6,912	11,917
Total Multifamily residential	185,930	137,161	104,458	78,962	156,666	252,156	915,333
Nonresidential properties
Pass	20,827	166,854	75,267	28,249	75,447	166,254	532,898
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,358	1,358
Total Nonresidential properties	20,827	166,854	75,267	28,249	75,447	167,612	534,256
Construction and Land
Pass	69,229	281,505	143,481	243,289	11,501	—	749,005
Special mention	—	—	—	4,744	—	—	4,744
Substandard	—	—	—	—	—	10,241	10,241
Total Construction and land	69,229	281,505	143,481	248,033	11,501	10,241	763,990
Total mortgage loans	278,563	591,819	329,949	397,385	341,675	705,565	2,644,956
Nonmortgage Loans:
Business loans
Pass	918	52,897	17,162	6,518	90	1,958	79,543
Special mention	—	255	—	—	—	185	440
Substandard	—	67	235	—	9	72	383
Total Business loans	918	53,219	17,397	6,518	99	2,215	80,366
Consumer loans
Pass	103	202	99	140	48	4	596
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Consumer loans	103	202	99	140	48	4	596
Total nonmortgage loans	1,021	53,421	17,496	6,658	147	2,219	80,962
Total loans, gross	$279,584	$645,240	$347,445	$404,043	$341,822	$707,784	$2,725,918

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
December 31, 2025
Mortgage Loans:
1-4 Family residential
Pass	$3,843	$4,108	$43,110	$98,048	$53,740	$221,194	$424,043
Special mention	—	—	842	—	823	1,180	2,845
Substandard	—	—	—	—	2,302	5,184	7,486
Total 1-4 Family residential	3,843	4,108	43,952	98,048	56,865	227,558	434,374
Multifamily residential
Pass	149,358	107,129	73,769	157,228	58,343	186,331	732,158
Special mention	—	4,462	1,121	—	4,332	1,357	11,272
Substandard	—	—	5,063	—	—	8,049	13,112
Total Multifamily residential	149,358	111,591	79,953	157,228	62,675	195,737	756,542
Nonresidential properties
Pass	170,449	77,935	28,328	74,281	59,835	112,768	523,596
Special mention	—	—	—	2,614	—	—	2,614
Substandard	—		—	—	—	—	—
Total Nonresidential properties	170,449	77,935	28,328	76,895	59,835	112,768	526,210
Construction and Land
Pass	279,271	143,515	358,926	56,297	—	—	838,009
Special mention	—	—	4,659	—	—	—	4,659
Substandard	—	—	—	—	3,180	8,248	11,428
Total Construction and land	279,271	143,515	363,585	56,297	3,180	8,248	854,096
Total mortgage loans	602,921	337,149	515,818	388,468	182,555	544,311	2,571,222
Nonmortgage Loans:
Business loans
Pass	26,618	17,183	6,421	105	457	1,609	52,393
Special mention	344	—	—	7	—	192	543
Substandard	—	37	—	12	78	—	127
Total Business loans	26,962	17,220	6,421	124	535	1,801	53,063
Consumer loans
Pass	275	127	160	57	6	—	625
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Consumer loans	275	127	160	57	6	—	625
Total nonmortgage loans	27,237	17,347	6,581	181	541	1,801	53,688
Total loans, gross	$630,158	$354,496	$522,399	$388,649	$183,096	$546,112	$2,624,910

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

An aging analysis of loans, as of March 31, 2026 and December 31, 2025, is as follows:

	March 31, 2026
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$422,323	$4,598	$821	$3,635	$431,377	$3,635	$—
Multifamily residential	899,936	6,169	—	9,228	915,333	9,228	—
Nonresidential properties	533,429	827	—	—	534,256	—	—
Construction and land	756,929	—	—	7,061	763,990	7,061	—
Nonmortgage loans:
Business	78,933	1,006	—	427	80,366	427	—
Consumer	596	—	—	—	596	—	—
Total	$2,692,146	$12,600	$821	$20,351	$2,725,918	$20,351	$—

	December 31, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$420,591	$6,836	$2,110	$4,837	$434,374	$4,837	$—
Multifamily residential	740,222	3,208	—	13,112	756,542	13,112	—
Nonresidential properties	524,446	1,764	—	—	526,210	—	—
Construction and land	845,849	—	—	8,247	854,096	8,247	—
Nonmortgage loans:
Business	52,278	118	—	667	53,063	667	—
Consumer	625	—	—	—	625	—	—
Total	$2,584,011	$11,926	$2,110	$26,863	$2,624,910	$26,863	$—

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the three months ended March 31, 2026 and 2025, and as of and for the year ended December 31, 2025:

	For the Three Months Ended March 31, 2026
	Mortgage Loans				Nonmortgage Loans		Total
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Provision (benefit) charged to expense	801	(1,095)	389	(541)	1,745	(6)	1,293
Charge-offs	—	—	—	—	(504)	—	(504)
Recoveries	—	—	—	—	—	—	—
Balance, end of period	$4,674	$7,946	$4,742	$5,608	$3,258	$10	$26,238
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$427	$—	$427
Ending balance: collectively evaluated for impairment	4,674	7,946	4,742	5,608	2,831	10	25,811
Total	$4,674	$7,946	$4,742	$5,608	$3,258	$10	$26,238
Loans:
Ending balance: individually evaluated for impairment	$3,635	$9,228	$—	$7,061	$427	$—	$20,351
Ending balance: collectively evaluated for impairment	427,742	906,105	534,256	756,929	79,939	596	2,705,567
Total	$431,377	$915,333	$534,256	$763,990	$80,366	$596	$2,725,918

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended March 31, 2025
	Mortgage Loans				Nonmortgage Loans		Total
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,393)	2,836	300	(1,064)	52	—	731
Charge-offs	(38)	—	—	—	(222)	(3)	(263)
Recoveries	—	—	—	—	4	—	4
Balance, end of period	$4,501	$7,840	$2,997	$6,646	$947	$43	$22,974
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$171	$—	$171
Ending balance: collectively evaluated for impairment	4,501	7,840	2,997	6,646	776	43	22,803
Total	$4,501	$7,840	$2,997	$6,646	$947	$43	$22,974
Loans:
Ending balance: individually evaluated for impairment	$2,906	$9,788	$—	$10,058	$171	$—	$22,923
Ending balance: collectively evaluated for impairment	460,636	665,753	390,681	805,367	46,158	997	2,369,592
Total	$463,542	$675,541	$390,681	$815,425	$46,329	$997	$2,392,515

	For the Year Ended December 31, 2025
	Mortgage Loans				Nonmortgage Loans		Total
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	For the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,990)	4,037	1,656	(1,561)	2,309	18	4,469
Charge-offs	(69)	—	—	—	(1,444)	(48)	(1,561)
Recoveries	—	—	—	—	39	—	39
Balance, end of year	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$667	$—	$667
Ending balance: collectively evaluated for impairment	3,873	9,041	4,353	6,149	1,350	16	24,782
Total	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Loans:
Ending balance: individually evaluated for impairment	$4,837	$13,112	$—	$8,247	$667	$—	$26,863
Ending balance: collectively evaluated for impairment	429,537	743,430	526,210	845,849	52,396	625	2,598,047
Total	$434,374	$756,542	$526,210	$854,096	$53,063	$625	$2,624,910

The following tables summarize gross charge-offs by vintage:

	2026	2025	2024	2023	2022	2021 and Prior	Total
	(in thousands)
For the Three Months Ended March 31, 2026
Business loans	$—	$—	$100	$393	$11	$—	$504
Total charge-offs	$—	$—	$100	$393	$11	$—	$504

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
For the Three Months Ended March 31, 2025
1-4 Family residential	$—	$—	$—	$—	$—	$38	$38
Business loans	—	197	—	—	—	25	222
Consumer loans	—	—	3	—	—	—	3
Total charge-offs	$—	$197	$3	$—	$—	$63	$263

Loans are considered non-accrual when current information and events indicate all amounts due may not be collectable according to the contractual terms of the related loan agreements. Non-accrual loans are identified by applying normal loan review procedures in accordance with the allowance for credit losses methodology. Management periodically assesses loans to determine whether impairment exists. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated to determine impairment.

The following information relates to non-accrual loans as of and for the three months ended March 31, 2026 and 2025 and as of and for the year ended December 31, 2025:

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Three Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
March 31, 2026	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$3,624	$3,635	$—	$3,635	$—	$4,236	$28
Multifamily residential	9,072	9,228	—	9,228	—	11,170	64
Nonresidential properties	—	—	—	—	—	—	—
Construction and land	7,061	7,061	—	7,061	—	7,654	—
Nonmortgage loans:
Business	227	—	427	427	427	547	2
Consumer	—	—	—	—	—	—	—
Total	$19,984	$19,924	$427	$20,351	$427	$23,607	$94

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Three Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
March 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,892	$2,906	$—	$2,906	$—	$2,600	$12
Multifamily residential	9,527	9,788	—	9,788	—	10,030	32
Nonresidential properties	—	—	—	—	—	—	—
Construction and land	10,058	10,058	—	10,058	—	10,058	—
Nonmortgage loans:
Business	171	—	171	171	171	257	—
Consumer	—	—	—	—	—	—	—
Total	$22,648	$22,752	$171	$22,923	$171	$22,945	$44

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and for the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$4,819	$4,837	$—	$4,837	$—	$3,182	$209
Multifamily residential	12,731	13,112	—	13,112	—	11,815	390
Nonresidential properties	—	—	—	—	—	101	—
Construction and land	8,800	8,247	—	8,247	—	7,596	—
Nonmortgage loans:
Business	667	—	667	667	667	467	10
Consumer	—	—	—	—	—	—	—
Total	$27,017	$26,196	$667	$26,863	$667	$23,161	$609

Collateral Dependent Loans

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated.

	March 31, 2026		December 31, 2025
		Associated		Associated
	Collateral	Allowance for	Collateral	Allowance for
	Dependent	Credit Losses	Dependent	Credit Losses
	(in thousands)
1-4 Family residential	$3,636	$—	$4,837	$—
Multifamily residential	9,228	—	13,112	—
Construction and land	7,060	—	8,247	—
Total	$19,924	$—	$26,196	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At March 31, 2026 and December 31, 2025, there was one loan in the amount of $0.2 million with modifications to a borrower experiencing financial difficulty.

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

At March 31, 2026 and December 31, 2025, there were 14 and 14 troubled debt restructured loans totaling $3.6 million and $3.6 million, respectively, of which $3.3 million and $3.2 million are on accrual status at March 31, 2026 and December 31, 2025, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At March 31, 2026 and December 31, 2025, the allowance for off-balance sheet credit losses was $2.5 million and $2.1 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended March 31, 2026 and 2025, the Company had $0.4 million charged for the provision for credit losses and $1.0 million in benefit for credit losses, for off-balance items, which are included in "Provision (benefit) for contingencies" in the Consolidated Statements of Operations.

Note 6. Leases

The Company has 16 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment at both March 31, 2026 and December 31, 2025. Our leases have remaining lease terms ranging from less than one year to approximately 13.8 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Operating lease ROU assets	$27,633	$27,583
Operating lease liabilities	29,429	29,353
Weighted-average remaining lease term-operating leases	11.1 years	11.2 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three
		Months Ended
		March 31,
		2026	2025
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,049	$1,126
Operating lease cost	Other operating expenses	3	—
Short-term lease cost	Other operating expenses	7	9
Variable lease cost	Occupancy and equipment	38	46
Total lease cost		$1,097	$1,181

The Company’s minimum annual rental payments under the terms of the leases are as follows at March 31, 2026:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2026	$3,009
2027	3,780
2028	3,808
2029	3,360
2030	3,423
Thereafter	21,157
Total Minimum payments required	38,537
Less: implied interest	9,108
Present value of lease liabilities	$29,429

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Demand	$241,012	$208,250
Interest-bearing deposits:
NOW/IOLA accounts	78,192	84,012
Money market accounts (1)	811,982	779,532
Reciprocal deposits	162,926	152,630
Savings accounts	118,373	117,708
Total NOW, money market, reciprocal and savings	1,171,473	1,133,882
Certificates of deposit of $250K or more	258,093	202,500
Brokered certificates of deposits (2)	54,553	67,942
Listing service deposits (2)	1,243	4,150
Certificates of deposit less than $250K	407,421	429,911
Total certificates of deposit	721,310	704,503
Total interest-bearing deposits	1,892,783	1,838,385
Total deposits	$2,133,795	$2,046,635

(1)
At March 31, 2026 and December 31, 2025, there were $0.3 million each in brokered deposits.
(2)
At March 31, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

At March 31, 2026 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2026	$521,073
2027	162,344
2028	24,307
2029	9,769
2030	3,272
Thereafter	545
$721,310

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both March 31, 2026 and December 31, 2025.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at March 31, 2026 and December 31, 2025 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $571.1 million and $596.1 million of outstanding term advances from the FHLBNY at March 31, 2026 and December 31, 2025, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2026 and December 31, 2025.

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at March 31, 2026 and December 31, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Letters of Credit: The Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at March 31, 2026 and December 31, 2025.

Borrowed funds at March 31, 2026 and December 31, 2025 consist of the following and are summarized by maturity and call date below:

	March 31, 2026			December 31, 2025
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Term advances ending:
2026	$150,000	$150,000	4.06%	$225,000	$225,000	4.20%
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	109,100	109,100	3.74	109,100	109,100	3.74
2029	100,000	100,000	3.50	50,000	50,000	3.35
	$571,100	$571,100	3.67%	$596,100	$596,100	3.78%

Interest expense on advances totaled $5.4 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands except share data)

Net income available to common stockholders	$8,342	$5,678
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,156,189	23,964,532
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,167,872	1,301,616
Basic weighted average common shares outstanding	22,988,317	22,662,916
Basic earnings per common share	$0.36	$0.25
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	342,997	213,824
Diluted weighted average common shares outstanding	23,331,314	22,876,740
Diluted earnings per common share	$0.36	$0.25

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Commitments to grant mortgage loans	$443,536	$395,388
Unfunded commitments under lines of credit	54,083	86,284
Total commitments	$497,619	$481,672

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of March 31, 2026.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of March 31, 2026, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of March 31, 2026, the total unfunded commitment was $1.2 million.

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

Loans Receivable: For variable rate loans, which reprice frequently and have no significant change in credit risk, carrying values are a reasonable estimate of fair values, adjusted for credit losses inherent in the portfolios. The fair value of fixed rate loans is estimated by discounting the future cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, adjusted for credit losses inherent in the portfolios. Individual assessed loans are valued using a present value discounted cash flow method, or the fair value of the collateral. Loans are not recorded at fair value on a recurring basis.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of March 31, 2026, the fair value carrying amount of mortgages held for sale measured under the fair value option was $2.1 million and the aggregate unpaid principal amounted to $2.1 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		March 31, 2026
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
Corporate bonds	$12,942	$646	$12,296	$—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	25,583	—	25,583	—
FHLMC Certificates	6,870	—	6,870	—
FNMA Certificates	41,679	—	41,679	—
GNMA Certificates	76	—	76	—
Mortgage Loans Held for Sale, at fair value	2,127	—	2,127	—
	$89,277	$646	$88,631	$—

		December 31, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,979	$2,979	$—	$—
Corporate bonds	12,763	492	12,271	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	26,346	—	26,346	—
FHLMC Certificates	7,125	—	7,125	—
FNMA Certificates	42,906	—	42,906	—
GNMA Certificates	77	—	77	—
Mortgage Loans Held for Sale, at fair value	3,388	—	3,388	—
	$95,584	$3,471	$92,113	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy utilized to determine the fair value:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$20,351	$—	$—	$20,351

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$26,863	$—	$—	$26,863

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three months ended March 31, 2026 and 2025, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2026 and December 31, 2025, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2026
Financial assets:
Cash and cash equivalents	$117,246	$117,246	$—	$—	$117,246
Available-for-sale securities, at fair value	87,150	646	86,504	—	87,150
Held-to-maturity securities, at amortized cost, net	263,514	—	258,007	—	258,007
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	2,127	—	2,127	—	2,127
Loans receivable, net	2,698,649	—	—	2,667,660	2,667,660
Accrued interest receivable	19,274	—	19,274	—	19,274
FHLBNY stock	28,180	28,180	—	—	28,180
FRBNY stock	10,706	10,706	—	—	10,706
Financial liabilities:
Deposits:
Demand deposits	241,012	241,012	—	—	241,012
Interest-bearing deposits	1,171,473	1,171,473	—	—	1,171,473
Certificates of deposit	721,310	—	719,990	—	719,990
Borrowings	571,100	—	567,043	—	567,043
Accrued interest payable	4,338	—	4,338	—	4,338

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$126,154	$126,154	$—	$—	$126,154
Available-for-sale securities, at fair value	92,196	3,471	88,725	—	92,196
Held-to-maturity securities, at amortized cost	272,982	—	268,875	—	268,875
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,388	—	3,388	—	3,388
Loans receivable, net	2,599,258	—	—	2,577,298	2,577,298
Accrued interest receivable	17,905	—	17,905	—	17,905
FHLBNY stock	29,309	29,309	—	—	29,309
FRBNY stock	10,698	—	10,698	—	10,698
Financial liabilities:
Deposits:
Demand deposits	208,250	208,250	—	—	208,250
Interest-bearing deposits	1,133,882	1,133,882	—	—	1,133,882
Certificates of deposit	704,503	—	704,205	—	704,205
Borrowings	596,100	—	595,031	—	595,031
Accrued interest payable	3,788	—	3,788	—	3,788

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at March 31, 2026 and December 31, 2025. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at March 31, 2026 and December 31, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The fair value information about financial instruments are disclosed, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The estimated fair value amounts for 2026 and 2025 have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than amounts reported at each period.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of March 31, 2026 and December 31, 2025, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 12.0% at March 31, 2026 and 13.6% at December 31, 2025.

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

The Company's and the Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2026
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$590,692	21.23%	$222,591	8.00%	$278,238	10.00%
Tier 1 Capital to Risk-Weighted Assets	561,941	20.20%	166,943	6.00%	222,591	8.00%
Common Equity Tier 1 Capital Ratio	336,941	12.11%	125,207	4.50%	180,855	6.50%
Tier 1 Capital to Total Assets	561,941	17.22%	130,554	4.00%	163,192	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$554,166	20.00%	$221,631	8.00%	$277,039	10.00%
Tier 1 Capital to Risk-Weighted Assets	525,415	18.97%	166,224	6.00%	221,631	8.00%
Common Equity Tier 1 Capital Ratio	525,415	18.97%	124,668	4.50%	180,076	6.50%
Tier 1 Capital to Total Assets	525,415	16.09%	130,593	4.00%	163,241	5.00%

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$579,833	23.00%	$201,663	8.00%	$252,079	10.00%
Tier 1 Capital to Risk-Weighted Assets	552,260	21.91%	151,247	6.00%	201,663	8.00%
Common Equity Tier 1 Capital Ratio	327,260	12.98%	113,436	4.50%	163,851	6.50%
Tier 1 Capital to Total Assets	552,260	17.27%	127,880	4.00%	159,850	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$543,076	21.63%	$200,847	8.00%	$251,059	10.00%
Tier 1 Capital to Risk-Weighted Assets	515,502	20.53%	150,635	6.00%	200,847	8.00%
Common Equity Tier 1 Capital Ratio	515,502	20.53%	112,976	4.50%	163,188	6.50%
Tier 1 Capital to Total Assets	515,502	16.12%	127,945	4.00%	159,931	5.00%

As of March 31, 2026 and December 31, 2025, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	March 31, 2026
	December 31, 2025	Change	March 31, 2026
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(10,820)	$140	$(10,680)
Total	$(10,820)	$140	$(10,680)

	March 31, 2025
	December 31, 2024	Change	March 31, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$1,782	$(13,515)
Total	$(15,297)	$1,782	$(13,515)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(in thousand)
Beginning balance	$9,092	$7,671
Originations	—	185
Payments	(2,636)	(91)
Ending balance	$6,456	$7,765

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company held deposits in the amount of $8.7 million and $8.6 million from directors, executive officers and non-executive officers at March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at March 31, 2026 and December 31, 2025, and results of operations for the three months ended March 31, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) loan originations for purchases and construction of multi-family residential properties, commercial business loans, commercial real estate mortgage loans, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) SBA loans; (4) mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. We also generate non-interest income mainly from service charges and fees, late and prepayment charges, income on sale of mortgage loans and grant income. Our non-interest expense consists principally of employee compensation and benefits, occupancy and equipment costs, data processing expenses, direct loan expenses, professional fees, other operating expenses and income tax expense. Our results of operations can also be significantly affected by our periodic provision for credit losses.

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
•
demand for loans and deposits in the market areas;
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

Additional factors that may affect the Company’s results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors” filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.3 million for the three months ended March 31, 2026 and $1.1 million for the year ended December 31, 2025.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met. The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of the Threshold Condition and all other applicable conditions. At present, the Company has reported 15 consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and March 31, 2026.

CDFI Financial Assistance Award

On February 6, 2025, the Bank received a $1.3 million grant from the U.S. Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFIs to support their operations and expand services in economically distressed communities.

Banking Development District

The Bank's Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, Ponce Bank received total program deposits of $35.0 million. On June 24, 2025, the Bank received an additional $10.0 million from the New York City Department of Finance resulting in a total BDD Program deposit of $45.0 million.

On February 4, 2026, the Bank's Inwood Branch location 3879 9th Avenue in the Inwood area of New York was approved as a BDD by the DFS. In April of 2026, the Bank received additional program deposits of $35.0 million for the Inwood location.

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

Allowance for credit losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended March 31, 2026.

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

If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.7 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.7 million.

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

Company's Growth

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of March 31, 2026 and December 31, 2025, the Company had $678.4 million and $643.9 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.30 billion in assets, $2.70 billion in loans, net of allowance for credit losses of $26.2 million, and $2.13 billion in deposits at March 31, 2026, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Asset Quality Ratios

The table below indicates the Key Metrics at or for the three months ended:

	At or for the Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
Allowance for credit losses on loans as a percentage of total loans	0.96%	0.97%	0.96%
Allowance for credit losses on loans as a percentage of nonperforming loans (1)	128.93%	94.74%	84.15%
Net (charge-offs) recoveries to average outstanding loans (2)	(0.08%)	(0.13%)	(0.04%)
Non-performing loans as a percentage of total gross loans	0.62%	0.83%	0.88%
(1)
Allowance for credit losses on loans as a percentage of nonperforming loans increased for the three months ended March 31, 2026 as a result of an increase in allowance for credit losses on loans to $26.2 million and a decrease in nonperforming loans to $20.4 million.
(2)
Annualized.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total consolidated assets increased $76.8 million, or 2.4%, to $3.30 billion at March 31, 2026 from $3.22 billion at December 31, 2025. The increase in total assets is largely attributable to increases of $99.4 million in net loans receivable, $2.0 million in other assets, $1.4 million in accrued interest receivable and $0.2 million in deferred tax assets, partially offset by decreases of $9.5 million in held-to-maturity securities, $8.9 million in cash and cash equivalents, $5.0 million in available-for-sale securities, $1.3 million in mortgage loans held for sale, $1.1 million in Federal Home Loan Bank of New York stock and $0.5 million in premises and equipment, net.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.9 million, or 7.1%, to $117.2 million at March 31, 2026, compared to $126.2 million at December 31, 2025. The decrease in cash and cash equivalents was primarily the result of an increase of $101.8 million in net loans and $25.0 million in net repayment of borrowings, increases of $2.0 million in other assets and $1.4 million in accrued interest receivable. The decrease in cash and cash equivalents was offset primarily by an increase of $87.2 million in net deposits, $14.7 million in proceeds from maturities, calls and principal repayment on securities, an increase of $3.8 million in other liabilities, decreases of $1.4 million in loans held for sale and $1.1 million from sale of loans.

Securities. The Company securities portfolio decreased $5.0 million, or 5.5%, to $87.2 million in available-for-sale at March 31, 2026 from $92.2 million December 31, 2025 and decreased $9.5 million, or 3.5%, to $263.5 million in held-to-maturity at March 31, 2026 from $273.0 million at December 31, 2025. The decrease in the securities portfolio was primarily due to regular principal payments and the maturity of one available-for-sale security in the amount of $3.0 million.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at March 31, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years			More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield		Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	—%	$4,000	3.97%		$9,500	3.78%	$—	—%	$13,500	$12,942	3.82%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—		—	—	30,077	1.46%	30,077	25,583	1.46%
FHLMC Certificates	—	—	—	—		—	—	7,660	1.18%	7,660	6,870	1.18%
FNMA Certificates	—	—	—	—		3,744	1.55%	45,670	1.79%	49,414	41,679	1.77%
GNMA Certificates	—	—	—	—		—	—	75	5.44%	75	76	5.44%
Total available-for-sale securities	$—	—%	$4,000	3.97%	5.23	$13,244	3.18%	$83,482	1.62%	$100,726	$87,150	1.91%
Held-to-Maturity Securities:
Corporate Bonds	$—	—%	$—	—%		$7,500	6.40%	$—	—	7,500	$7,333	6.40%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	2,270	3.46%		—	—	152,800	3.95%	155,070	151,657	3.93%
FHLMC Certificates	—	—	—	—		—	—	3,107	4.90%	3,107	3,030	4.90%
FNMA Certificates	—	—	5,932	3.47%		—	—	81,506	4.65%	87,438	85,313	4.57%
SBA Certificates	—	—	—	—		4,019	5.97%	6,592	5.82%	10,611	10,674	5.88%
Allowance for Credit Losses	—	—	—	—		—	—	—	—	(211)	—	—
Total held-to-maturity securities	$—	—%	$8,202	3.47%		$11,519	6.25%	$244,005	4.24%	$263,514	$258,007	4.30%

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

Gross Loans Receivable. The composition of gross loans receivable at March 31, 2026 and at December 31, 2025 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2026		December 31, 2025		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential (1)	$431,377	15.8%	$434,374	16.5%	(2,997)	(0.7%)
Multifamily residential	915,333	33.6%	756,542	28.8%	158,791	21.0%
Nonresidential properties	534,256	19.6%	526,210	20.1%	8,046	1.5%
Construction and land	763,990	28.0%	854,096	32.5%	(90,106)	(10.5%)
Total mortgage loans	2,644,956	97.0%	2,571,222	98.0%	73,734	2.9%
Nonmortgage loans:
Business loans	80,366	3.0%	53,063	2.0%	27,303	51.5%
Consumer loans	596	—%	625	—%	(29)	(4.6%)
	80,962	3.0%	53,688	2.0%	27,274	50.8%
Total	$2,725,918	100.0%	$2,624,910	100.0%	$101,008	3.8%

(1)
Includes both investor owned and owner occupied 1-4 family residential properties combined, which were previously reported separately.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at March 31, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At March 31, 2026
	One year or less	More than one year to five years	More than Five to Fifteen Years	More than Fifteen Years	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$3,080	$8,127	$174,099	$246,071	$431,377
Multifamily residential	178,605	72,721	399,193	264,814	915,333
Nonresidential properties	18,888	140,396	330,991	43,981	534,256
Construction and land	518,603	245,387	—	—	763,990
Total mortgage loans	719,176	466,631	904,283	554,866	2,644,956
Nonmortgage loans:
Business loans	19,895	39,066	18,254	3,151	80,366
Consumer loans	85	511	—	—	596
Total nonmortgage loans	19,980	39,577	18,254	3,151	80,962
Total	$739,156	$506,208	$922,537	$558,017	$2,725,918

The follow table sets forth the Bank's fixed and adjustable-rate loans at March 31, 2026 that are contractually due after March 31, 2027.

	Due After March 31, 2027
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$74,806	$353,491	428,297
Multifamily residential	198,821	537,907	736,728
Nonresidential properties	156,581	358,787	515,368
Construction and land	245,387	—	245,387
Total mortgage loans	675,595	1,250,185	1,925,780
Nonmortgage loans:
Business loans	40,671	19,800	60,471
Consumer loans	511	—	511
Total nonmortgage loans	41,182	19,800	60,982
Total	$716,777	$1,269,985	$1,986,762

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 50.5% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $158.8 million, or 21.0%, when compared to December 31, 2025. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans decreased $90.1 million, or 10.5%, when compared to December 31, 2025. The $90.1 million decrease in construction and land mortgage loans is related to loans that were refinanced from construction and land loans to new permanent loan facilities, offset by funding of existing commitments prior to 2026 and new commitments.

Our commitments to grant new mortgage loans increased by $48.1 million as of March 31, 2026 compared to December 31, 2025. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 68 construction and land mortgage loans with balances of $764.0 million as indicated in the table above. Of those loans, 29 loans with aggregate balances of $380.2 million, or 49.8%, of the total, have a percentage of completion of 80% or more. Within those 29 loans there are 14 loans with balances of $193.3 million that are 100% completed and 13 of these properties received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At March 31, 2026 and December 31, 2025, approximately 2.9% and 3.1%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 200% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At March 31, 2026 and December 31, 2025, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 137.2% and 156.7%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 399.0% and 393.1% as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Bank was above the 100% guidelines established by the banking regulations and under the 200% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Allocation of Allowance for Credit Losses. The table below presents a breakdown of the allowance for credit losses by loan class.

	March 31, 2026		December 31, 2025
		Percent of Loans		Percent of Loans
	Allowance for	in Each Category	Allowance for	in Each Category
	Credit Losses	to Total Loans	Credit Losses	to Total Loans
	(in thousands)
Mortgage loans:
1-4 family residential	$4,674	15.8%	$3,873	16.5%
Multifamily residential	7,946	33.6%	9,041	28.8%
Nonresidential properties	4,742	19.6%	4,353	20.1%
Construction and land	5,608	28.0%	6,149	32.5%
Total mortgage loans	22,970	97.0%	23,416	98.0%
Nonmortgage loans:
Business loans	3,258	3.0%	2,017	2.0%
Consumer loans	10	—%	16	—%
Total nonmortgage loans	3,268	3.0%	2,033	2.0%
Total	$26,238	100.0%	$25,449	100.0%

Loans Held For Sale. Loans held for sale, at fair value, at March 31, 2026 decreased $1.3 million, or 37.2%, to $2.1 million from $3.4 million at December 31, 2025.

Deposits. The composition of deposits at March 31, 2026 and December 31, 2025 and changes in dollars and percentages are summarized as follows:

	March 31, 2026		December 31, 2025		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$241,012	11.3%	$208,250	10.2%	$32,762	15.7%
Interest-bearing deposits:
NOW/IOLA accounts	78,192	3.7%	84,012	4.1%	(5,820)	(6.9%)
Money market accounts (1)	811,982	38.1%	779,532	38.1%	32,450	4.2%
Reciprocal deposits	162,926	7.6%	152,630	7.5%	10,296	6.7%
Savings accounts	118,373	5.5%	117,708	5.8%	665	0.6%
Total NOW, money market, reciprocal and savings	1,171,473	54.9%	1,133,882	55.4%	37,591	3.3%
Certificates of deposit of $250K or more	258,093	12.1%	202,500	9.9%	55,593	27.5%
Brokered certificates of deposit (2)	54,553	2.6%	67,942	3.3%	(13,389)	(19.7%)
Listing service deposits (2)	1,243	0.1%	4,150	0.2%	(2,907)	(70.0%)
Certificates of deposit less than $250K	407,421	19.1%	429,911	21.0%	(22,490)	(5.2%)
Total certificates of deposit	721,310	33.8%	704,503	34.4%	16,807	2.4%
Total interest-bearing deposits	1,892,783	88.7%	1,838,385	89.8%	54,398	3.0%
Total deposits	$2,133,795	100.0%	$2,046,635	100.0%	$87,160	4.3%

(1)
As of March 31, 2026 and December 31, 2025, there were $0.3 million each in brokered deposits.
(2)
At March 31, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of March 31, 2026 and December 31, 2025. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA (1)	$77,833	3.73%	0.70%	$72,354	3.6%	0.64%
Money market	949,007	45.49%	3.62%	827,948	41.2%	4.12%
Savings	120,205	5.76%	0.09%	117,616	5.9%	0.10%
Certificates of deposit	718,301	34.43%	3.62%	794,270	39.5%	3.96%
Interest-bearing deposits	1,865,346	89.40%	3.27%	1,812,188	90.2%	3.65%
Non-interest bearing demand (1)	221,056	10.60%	—%	196,627	9.8%	—%
Total deposits	$2,086,402	100.00%	2.92%	$2,008,815	100.0%	3.29%

The following table presents the time deposits with balances exceeding the $250,000 Federal Deposits Insurance Corporation ("FDIC") insurance limit by maturity at March 31, 2026.

Maturity Period:	(in thousands)
Three months or less	$62,998
Over three months through six months	59,117
Over six months through one year	62,577
More than one year	73,401
Total	$258,093

At March 31, 2026, the portion of uninsured deposits in excess of $250,000 FDIC insurance limit was $471.3 million.

Borrowings. The Bank had outstanding borrowings at March 31, 2026 and December 31, 2025 of $571.1 million and $596.1 million in term advances from the FHLBNY. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2026 and December 31, 2025. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at March 31, 2026 and December 31, 2025. The Bank did not have any term and overnight line of credit advances from the FRBNY at March 31, 2026 and December 31, 2025.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $9.8 million, or 1.8%, to $551.4 million as of March 31, 2026 from $541.5 million as of December 31, 2025. The $9.8 million increase in stockholders’ equity was largely attributable to $8.6 million in net income, $0.6 million impact to additional paid in capital as a result of share-based compensation, $0.6 million from release of ESOP shares and $0.2 million from exercise of stock options and $0.1 million in other comprehensive income, offset by $0.3 million related to dividend paid on preferred shares during the three months ended March 31, 2026.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

The discussion of the Company’s results of operations for the three months ended March 31, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $8.3 million for the three months ended March 31, 2026 compared to net income available to common stockholders of $5.7 million for the three months ended March 31, 2025. Earnings per basic and diluted share was $0.36 for the three months ended March 31, 2026 compared to earnings per basic and diluted share of $0.25 for the three months ended March 31, 2025. The $2.7 million increase of net income available to common stockholders from the three months ended March 31, 2025, was due to increases of $6.0 million in net interest income, partially offset by increases of $1.9 million in provision for credit losses, $0.7 million in provision for income taxes, $0.4 million in non-interest expense and a decrease of $0.3 million in non-interest income. Net income for the three months ended March 31, 2026 and 2025, which excludes $0.3 million and $0.3 million, respectively, in dividends on preferred shares, were $8.6 million and $6.0 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$48,662	$43,997	$4,665	10.6%
Interest expense	20,436	21,794	(1,358)	(6.2%)
Net interest income	28,226	22,203	6,023	27.1%
Provision (benefit) for credit losses	1,656	(285)	1,941	(681.1%)
Net interest income after provision for credit losses	26,570	22,488	4,082	18.2%
Non-interest income	2,042	2,381	(339)	(14.2%)
Non-interest expense	17,240	16,888	352	2.1%
Income before income taxes	11,372	7,981	3,391	42.5%
Provision for income taxes	2,749	2,022	727	36.0%
Net income	$8,623	$5,959	$2,664	44.7%
Dividends on preferred shares	281	281	—	—%
Net income available to common stockholders	$8,342	$5,678	$2,664	46.9%
Earnings per share:
Basic	$0.36	$0.25	$0.11	44.0%
Diluted	$0.36	$0.25	$0.11	44.0%

Interest and Dividend Income. Interest and dividend income increased $4.7 million, or 10.6%, to $48.7 million for the three months ended March 31, 2026 from $44.0 million for the three months ended March 31, 2025. Interest income on loans receivable, which is the Company’s primary source of income, increased $6.8 million, or 18.4%, to $44.0 million for the three months ended March 31, 2026 from $37.1 million for the three months ended March 31, 2025.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $2.2 million or 31.8%, to $4.7 million for the three months ended March 31, 2026 from $6.9 million for the three months ended March 31, 2025. The decrease was primarily attributable to decreases of $1.3 million in interest on securities and $0.9 million in interest on deposits due from banks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$6,464	$7,092	$(628)	(8.9%)
Multifamily residential	11,811	9,150	2,661	29.1%
Nonresidential properties	11,546	5,677	5,869	103.4%
Construction and land	12,197	14,602	(2,405)	(16.5%)
Business loans	1,950	592	1,358	229.4%
Consumer loans	14	23	(9)	(39.1%)
Total interest income on loans receivable	$43,982	$37,136	$6,846	18.4%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$770	$1,668	$(898)	(53.8%)
Interest on securities	3,247	4,521	(1,274)	(28.2%)
Dividend on FHLBNY stock	663	672	(9)	(1.3%)
Total interest and dividend income	$4,680	$6,861	$(2,181)	(31.8%)

Interest Expense. Interest expense decreased $1.4 million, or 6.2%, to $20.4 million for the three months ended March 31, 2026 from $21.8 million for the three months ended March 31, 2025.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,415	$7,754	$(1,339)	(17.3%)
Money market	8,468	8,411	57	0.7%
Savings	28	28	—	0.0%
NOW/IOLA	134	115	19	16.5%
Borrowings	5,391	5,486	(95)	(1.7%)
Total interest expense	$20,436	$21,794	$(1,358)	(6.2%)

Net Interest Income. Net interest income increased $6.0 million, or 27.1%, to $28.2 million for the three months ended March 31, 2026 from $22.2 million for the three months ended March 31, 2025. The $6.0 million increase in net interest income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to an increase of $4.7 million in total interest and dividend income primarily due to increases in average loans receivable and a decrease of $1.4 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 66 basis points to 2.85% for the three months ended March 31, 2026 from 2.19% for the three months ended March 31, 2025. The increase in the net interest rate spread for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in the average yields on interest-earning assets of 32 basis points to 6.23% for the three months ended March 31, 2026 from 5.90% for the three months ended March 31, 2025, and a decrease in the average rates paid on interest-bearing liabilities of 33 basis points to 3.38% for the three months ended March 31, 2026 from 3.71% for the three months ended March 31, 2025.

Net interest margin increased 63 basis points for the three months ended March 31, 2026, to 3.61% from 2.98% for the three months ended March 31, 2025.

Non-Interest Income. Non-interest income decreased $0.3 million, or 14.2%, to $2.0 million for the three months ended March 31, 2026 from $2.4 million for the three months ended March 31, 2025. The $0.3 million decrease in non-interest income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was largely attributable to a decrease of $0.4 million in income of sale of SBA loans.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$539	$525	$14	2.7%
Brokerage commissions	—	4	(4)	—%
Late and prepayment charges	726	697	29	4.2%
Income on sale of mortgage loans	120	148	(28)	(18.9%)
Income on sale of SBA loans	—	404	(404)	—%
Other	657	603	54	9.0%
Total non-interest income	$2,042	$2,381	$(339)	(14.2%)

Non-Interest Expense. Non-interest expense increased $0.4 million, or 2.1%, to $17.2 million for the three months ended March 31, 2026 from $16.9 million for the three months ended March 31, 2025. The $0.4 million increase in non-interest expense was mainly attributable to increases of $0.8 million in compensation and benefit and $0.1 million in marketing and promotional expenses, partially offset by decreases of $0.3 million in direct loan expenses, $0.2 million in occupancy and equipment and $0.2 million in other operating expenses.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,663	$7,780	$883	11.3%
Occupancy and equipment	3,672	3,913	(241)	(6.2%)
Data processing expenses	1,219	1,152	67	5.8%
Direct loan expenses	121	388	(267)	(68.8%)
Insurance and surety bond premiums	333	315	18	5.7%
Office supplies, telephone and postage	193	170	23	13.5%
Professional fees	1,346	1,364	(18)	(1.3%)
Marketing and promotional expenses	228	83	145	174.7%
Federal deposit insurance and regulatory assessment	409	461	(52)	(11.3%)
Other operating expenses	1,056	1,262	(206)	(16.3%)
Total non-interest expense	$17,240	$16,888	$352	2.1%

Income Tax Provision. The Company had a provision for income taxes of $2.7 million for the three months ended March 31, 2026 compared to a provision for income taxes of $2.0 million for the three months ended March 31, 2025.

Credit Quality. Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty were $23.6 million at March 31, 2026 compared to $30.2 million at December 31, 2025 and $32.0 million at March 31, 2025.

During the three months ended March 31, 2026, a credit loss provision of $1.7 million on loans was recorded, consisting of $1.3 million charged on the funded portion and $0.4 million charged on the unfunded portion on loans. During the three months ended March 31, 2025, a credit loss benefit of $0.3 million on loans was recorded, consisting of $0.7 million charged on the funded portion on loans and a benefit of $1.0 million on the unfunded portion on loans.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,680,018	43,982	6.66%	$2,369,433	$37,136	6.36%
Securities (3)	360,452	3,247	3.65%	467,560	4,521	3.92%
Other (4)	129,585	1,433	4.48%	186,021	2,340	5.10%
Total interest-earning assets	3,170,055	48,662	6.23%	3,023,014	43,997	5.90%
Non-interest-earning assets	93,219			109,166
Total assets	$3,263,274			$3,132,180
Interest-bearing liabilities:
NOW/IOLA	$77,833	$134	0.70%	$72,354	$115	0.64%
Money market	949,007	8,468	3.62%	827,948	8,411	4.12%
Savings (5)	120,205	28	0.09%	117,616	28	0.10%
Certificates of deposit	718,301	6,415	3.62%	794,270	7,754	3.96%
Total deposits	1,865,346	15,045	3.27%	1,812,188	16,308	3.65%
Borrowings	584,100	5,391	3.74%	568,601	5,486	3.91%
Total interest-bearing liabilities	2,449,446	20,436	3.38%	2,380,789	21,794	3.71%
Non-interest-bearing liabilities:
Non-interest-bearing demand	221,056	—		196,627	—
Other non-interest-bearing liabilities	44,037	—		43,915	—
Total non-interest-bearing liabilities	265,093	—		240,542	—
Total liabilities	2,714,539	20,436		2,621,331	21,794
Total equity	548,735			510,849
Total liabilities and total equity	$3,263,274		3.38%	$3,132,180		3.71%
Net interest income		$28,226			$22,203
Net interest rate spread (6)			2.85%			2.19%
Net interest-earning assets (7)	$720,609			$642,225
Net interest margin (8)			3.61%			2.98%
Average interest-earning assets to interest-bearing liabilities			129.42%			126.98%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
For the three months ended March 31, 2025, Advance payments by borrowers for taxes and insurance in the amount of $12.4 million, were reclassified to Savings.
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

	For the Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$4,868	$1,978	$6,846
Securities (2)	(1,036)	(238)	(1,274)
Other	(710)	(197)	(907)
Total interest-earning assets	3,122	1,543	4,665
Interest-bearing liabilities:
NOW/IOLA	9	10	19
Money market	1,230	(1,173)	57
Savings	1	(1)	—
Certificates of deposit	(742)	(597)	(1,339)
Total deposits	498	(1,761)	(1,263)
Borrowings	150	(245)	(95)
Total interest-bearing liabilities	648	(2,006)	(1,358)
Change in net interest income	$2,474	$3,549	$6,023

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income under instantaneous changes to interest rates. As of

March 31, 2026, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$108,732	(5.30%)
+300	110,221	(4.00%)
+200	111,807	(2.62%)
+100	113,231	(1.38%)
Level	114,815	— %
-100	115,444	0.55%
-200	115,859	0.91%
-300	116,462	1.43%
-400	115,831	0.88%

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

At March 31, 2026, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At March 31, 2026, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$490,084	$(96,066)	(16.39%)	16.02%	(1,639)
+300	512,124	(74,026)	(12.63%)	16.48%	(1,263)
+200	535,242	(50,908)	(8.69%)	16.95%	(869)
+100	560,335	(25,815)	(4.40%)	17.46%	(440)
Level	586,150	—	—%	17.96%	—
-100	610,077	23,927	4.08%	18.35%	408
-200	632,450	46,300	7.90%	18.68%	790
-300	657,312	71,162	12.14%	19.02%	1,214
-400	696,113	109,963	18.76%	19.62%	1,876

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

At March 31, 2026, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve reduced the federal funds rate by 25 basis points each in September 2025, October 2025 and December 2025, resulting in the current federal funds rate range of 3.50% to 3.75%. At its January 2026 and April 2026 meetings, the Federal Reserve kept its interest rate steady at 3.50% to 3.75%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation, or it may be negatively impacted if we fail to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at March 31, 2026, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2026, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	March 31, 2026
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$89,817	$89,817	$89,817	$89,817	$—	$89,817	$27,429	$117,246
Securities (1)	24,076	37,694	64,547	222,771	141,861	364,632	(13,968)	350,664
Placement with banks	-	-	-	249	—	249	—	249
Net loans (includes LHFS)	636,891	931,799	1,476,898	2,634,698	85,788	2,720,486	(19,710)	2,700,776
FHLBNY stock	—	—	—	—	—	—	28,180	28,180
FRBNY stock	—	—	—	—	—	—	10,706	10,706
Other assets	—	—	—	—	—	—	92,936	92,936
Total	$750,784	$1,059,310	$1,631,262	$2,947,535	$227,649	$3,175,184	$125,573	$3,300,757
Liabilities:
Non-maturity deposits	$82,939	$165,730	$330,893	$1,017,773	$399,400	1,417,173	$(4,688)	$1,412,485
Certificates of deposit	269,705	423,353	594,501	721,310	—	721,310	—	721,310
Borrowings	—	150,000	179,000	571,100	—	571,100	—	571,100
Other liabilities	—	—	—	—	—	—	44,499	44,499
Total liabilities	352,644	739,083	1,104,394	2,310,183	399,400	2,709,583	39,811	2,749,394
Capital	—	—	—	—	—	—	551,363	551,363
Total liabilities and capital	$352,644	$739,083	$1,104,394	$2,310,183	$399,400	$2,709,583	$591,174	$3,300,757
Asset/liability gap	$398,140	$320,227	$526,868	$637,352	$(171,751)	$465,601
Gap/assets ratio	212.90%	143.33%	147.71%	127.59%	57.00%	117.18%

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

	December 31, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$97,643	$97,643	$97,643	$97,643	$—	$97,643	$28,511	$126,154
Securities (1)	27,429	37,828	63,963	235,594	143,993	379,587	(14,409)	365,178
Placement with banks	—	—	—	249	—	249	—	249
Net loans (includes LHFS)	784,821	1,022,289	1,454,001	2,568,380	53,141	2,621,521	(18,875)	2,602,646
FHLBNY stock	29,309	29,309	29,309	29,309	—	29,309	—	29,309
FRBNY stock	10,698	10,698	10,698	10,698	—	10,698	—	10,698
Other assets	—	—	—	—	—	—	89,736	89,736
Total	$949,900	$1,197,767	$1,655,614	$2,941,873	$197,134	$3,139,007	$84,963	$3,223,970
Liabilities:
Non-maturity deposits	$79,323	$158,647	$317,295	$975,246	$375,933	$1,351,179	$(9,047)	$1,342,132
Certificates of deposit	283,828	450,633	594,370	704,503	—	704,503	—	704,503
Borrowings	75,000	75,000	225,000	596,100	—	596,100	—	596,100
Other liabilities	—	—	—	—	—	—	39,686	39,686
Total liabilities	438,151	684,280	1,136,665	2,275,849	375,933	2,651,782	30,639	2,682,421
Capital	—	—	—	—	—	—	541,549	541,549
Total liabilities and capital	$438,151	$684,280	$1,136,665	$2,275,849	$375,933	$2,651,782	$572,188	$3,223,970
Asset/liability gap	$511,749	$513,487	$518,949	$666,024	$(178,799)	$487,225
Gap/assets ratio	216.80%	175.04%	145.66%	129.26%	52.44%	118.37%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $571.1 million and $596.1 million of outstanding term advances from FHLBNY at March 31, 2026 and December 31, 2025, respectively. The Bank had no overnight line of credit advance from the FHLBNY at March 31, 2026 and December 31, 2025.

Net cash provided by operating activities was $13.9 million and $13.1 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($84.9) million and ($67.8) million for the three months ended March 31, 2026 and 2025, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $62.1 million and $44.8 million for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At March 31, 2026 and December 31, 2025, the Company had outstanding commitments to originate loans and extend credit of $497.6 million and $481.7 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2026 totaled $521.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, FRBNY advances,unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.3 million for the three months ended March 31, 2026 and $0.3 million for the three months ended December 31, 2025.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $8.7 million for the three months ended March 31, 2026. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $0.5 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $3.2 million for the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended March 31, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At March 31, 2026, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2025 Form 10-K and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our Risk Factors from those disclosed in Item 1A of our 2025 Form 10-K or our other SEC filings.

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

Ponce Financial Group, Inc. (Registrant)

Date: May 6, 2026	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: May 6, 2026	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer