Form 10-Q
period 2026-06-30
Ponce Financial Group, Inc.
filed 2026-08-05
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 24,187,901 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

June 30, 2026 and December 31, 2025

(Dollars in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$25,567	$28,511
Interest-bearing deposits	114,443	97,643
Total cash and cash equivalents	140,010	126,154
Available-for-sale securities, at fair value (Note 3)	84,774	92,196
Held-to-maturity securities, net of allowance for credit losses of $210 at June 30, 2026 and $236 at December 31, 2025; at amortized cost (fair value of $246,965 at June 30, 2026 and $268,875 at December 31. 2025) (Note 3)	253,616	272,982
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	3,050	3,388
Loans receivable, net of allowance for credit losses of $27,554 at June 30, 2026 and $25,449 at December 31, 2025 (Note 5)	2,879,740	2,599,258
Accrued interest receivable	19,939	17,905
Premises and equipment, net	14,645	15,638
Right of use assets (Note 6)	27,055	27,583
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	30,689	29,309
Federal Reserve Bank of New York (FRBNY) stock, at cost	10,714	10,698
Deferred tax assets	12,979	11,501
Other assets	17,251	17,109
Total assets	$3,494,711	$3,223,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,271,809	$2,046,635
Borrowings (Note 8)	621,100	596,100
Operating lease liabilities	28,874	29,353
Accrued interest payable	3,837	3,788
Other liabilities	8,121	6,545
Total liabilities	2,933,741	2,682,421
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A, senior non-cumulative perpetual, $1,000 per share liquidation preference, 225,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both June 30, 2026 and December 31, 2025; 24,187,901 shares outstanding as of June 30, 2026 and 24,135,926 shares outstanding as of December 31, 2025	249	249
Treasury stock, at cost; 698,810 shares as of June 30, 2026 and 750,785 shares as of December 31, 2025	(5,738)	(6,164)
Additional paid-in-capital	210,339	208,604
Retained earnings	151,887	135,332
Accumulated other comprehensive loss (Note 13)	(10,698)	(10,820)
Unearned compensation ─ ESOP; 1,101,372 shares as of June 30, 2026 and 1,168,244 shares as of December 31, 2025	(10,069)	(10,652)
Total stockholders' equity	560,970	541,549
Total liabilities and stockholders' equity	$3,494,711	$3,223,970

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest on loans receivable	$46,835	$40,291	$90,817	$77,427
Interest on deposits due from banks	954	807	1,724	2,475
Interest and dividend on securities and FHLBNY stock	3,863	4,762	7,773	9,955
Total interest and dividend income	51,652	45,860	100,314	89,857
Interest expense:
Interest on certificates of deposit	6,785	7,382	13,200	15,136
Interest on other deposits	9,544	9,058	18,174	17,612
Interest on borrowings	5,262	4,994	10,653	10,480
Total interest expense	21,591	21,434	42,027	43,228
Net interest income	30,061	24,426	58,287	46,629
Provision for credit losses (Note 3) (Note 5)	2,148	1,626	3,804	1,341
Net interest income after provision for credit losses	27,913	22,800	54,483	45,288
Non-interest income:
Service charges and fees	600	511	1,139	1,036
Brokerage commissions	—	—	—	4
Late and prepayment charges	138	530	864	1,227
Income on sale of mortgage loans	161	169	281	317
Income on sale of SBA loans	—	—	—	404
Grant income	—	428	—	428
Other	628	422	1,285	1,025
Total non-interest income	1,527	2,060	3,569	4,441
Non-interest expense:
Compensation and benefits	9,070	7,627	17,733	15,407
Occupancy and equipment	3,901	3,907	7,573	7,820
Data processing expenses	1,195	1,188	2,414	2,340
Direct loan expenses	187	241	308	629
Insurance and surety bond premiums	332	297	665	612
Office supplies, telephone and postage	152	174	345	344
Professional fees	1,470	1,367	2,816	2,731
Marketing and promotional expenses	190	266	418	349
Federal deposit insurance and regulatory assessment	408	546	817	1,007
Other operating expenses	1,230	1,256	2,286	2,518
Total non-interest expense	18,135	16,869	35,375	33,757
Income before income taxes	11,305	7,991	22,677	15,972
Provision for income taxes	2,810	1,891	5,559	3,913
Net income	$8,495	$6,100	$17,118	$12,059
Dividends on preferred shares	282	282	563	563
Net income available to common stockholders	$8,213	$5,818	$16,555	$11,496
Earnings per common share (Note 9):
Basic	$0.36	$0.26	$0.72	$0.51
Diluted	$0.35	$0.25	$0.71	$0.50
Weighted average common shares outstanding (Note 9):
Basic	23,053,460	22,716,615	23,021,069	22,689,914
Diluted	23,508,153	22,947,769	23,419,915	22,920,841

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$8,495	$6,100	$17,118	$12,059
Net change in unrealized gain on securities:
Unrealized (loss) gain	(22)	595	156	2,859
Income tax effect	4	(127)	(34)	(609)
Total other comprehensive (loss) income, net of tax	(18)	468	122	2,250
Total comprehensive income	8,477	6,568	17,240	14,309
Less: Dividends on preferred shares	282	282	563	563
Total comprehensive income available to common stockholders	$8,195	$6,286	$16,677	$13,746

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2025	225,000	$225,000	24,135,926	$249	$(6,164)	$208,604	$135,332	$(10,820)	$(10,652)	$541,549
Net income	—	—	—	—	—	—	8,623	—	—	8,623
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	140	—	140
Release of restricted stock units	—	—	26,094	—	214	(214)		—	—	—
Exercise of stock options	—	—	25,881	—	212	10	—	—	—	222
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	267	—	—	291	558
Share-based compensation	—	—	—	—	—	552	—	—	—	552
Balance, March 31, 2026	225,000	$225,000	24,187,901	$249	$(5,738)	$209,219	$143,674	$(10,680)	$(10,361)	$551,363
Net income	—	—	—	—	—	—	8,495	—	—	8,495
Preferred Stock Dividend		—	—	—	—	—	(282)	—	—	(282)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18)	—	(18)
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	375	—	—	292	667
Share-based compensation	—	—	—	—	—	745	—	—	—	745
Balance, June 30, 2026	225,000	$225,000	$24,187,901	$249	$(5,738)	$210,339	$151,887	$(10,698)	$(10,069)	$560,970

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886
Net income	—	—	—	—	—	—	6,100	—	—	6,100
Preferred Stock Dividend		—	—	—	—	—	(282)	—	—	(282)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	468	—	468
Release of restricted stock units	—	—	18,609	—	237	(237)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	171	—	—	292	463
Share-based compensation	—	—	—	—	—	453	—	—	—	453
Balance, June 30, 2025	225,000	$225,000	23,984,800	$249	$(7,404)	$208,275	$119,250	$(13,047)	$(11,235)	$521,088

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2026 and 2025

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$17,118	$12,059
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(19)	(39)
Gain on sale of loans	(281)	(721)
Provision for credit losses	3,804	1,341
Depreciation and amortization	2,468	2,427
ESOP compensation expense	1,283	1,053
Share-based compensation expense	1,297	955
Deferred income taxes	(1,512)	(678)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	619	5,350
Increase in accrued interest receivable	(2,034)	(1,355)
Increase in other assets	(143)	(1,670)
Increase in accrued interest payable	49	449
Decrease in operating lease liabilities	(1,380)	(1,355)
Increase in other liabilities	655	1,445
Net cash provided by operating activities	21,924	19,261
Cash Flows From Investing Activities:
Net (purchases) redemptions of FHLBNY stock	(1,380)	2,562
Net purchases of FRBNY stock	(16)	—
Proceeds from maturities, calls and principal repayments on securities	26,989	42,382
Proceeds from sale of loans	4,247	5,738
Net increase in loans	(287,691)	(179,518)
Purchases of premises and equipment	(50)	(407)
Net cash used in investing activities	(257,901)	(129,243)
Cash Flows From Financing Activities:
Net increase in deposits	225,174	157,345
Net proceeds (repayment) from borrowings	25,000	(60,000)
Stock options exercised	222	—
Dividends paid on preferred stock	(563)	(563)
Net cash provided by financing activities	249,833	96,782
Net increase (decrease) in cash and cash equivalents	13,856	(13,200)
Cash and cash equivalents at beginning of period	126,154	139,839
Cash and cash equivalents at end of period	$140,010	$126,639
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$42,358	$42,778
Cash paid for income taxes, net of refunds	$6,550	$3,335
Operating lease assets in exchange for operating lease liabilities	$901	$—

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. The Company believes it has met the Threshold Conditions to exercise the purchase option as of June 30, 2026 because the Company has reported sixteen consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. The Preferred Stock currently has a dividend rate of 0.5%.

The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of all applicable conditions, including the Threshold Condition. In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently expects that it will satisfy all other necessary conditions, there can be no assurance if and when such repurchase will be consummated with Treasury.

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and June 30, 2026.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$13,500	$—	$(406)	$13,094
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	29,262	—	(4,780)	24,482
FHLMC Certificates	7,391	—	(818)	6,573
FNMA Certificates	48,148	—	(7,595)	40,553
GNMA Certificates	71	1	—	72
Total available-for-sale securities	$98,372	$1	$(13,599)	$84,774

Held-to-Maturity Securities:
Corporate Bonds	$7,500	$21	$(98)	$7,423
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	148,066	35	(4,374)	143,727
FHLMC Certificates	2,924	34	(122)	2,836
FNMA Certificates	84,975	—	(2,417)	82,558
SBA Certificates	10,361	60	—	10,421
Allowance for Credit Losses	(210)	—	—	—
Total held-to-maturity securities	$253,616	$150	$(7,011)	$246,965

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

The Company’s securities portfolio had 33 and 34 available-for-sale securities and 28 and 28 held-to-maturity securities at June 30, 2026 and December 31, 2025, respectively. There were no available-for-sale and held-to-maturity securities sold during the six months ended June 30, 2026 and for the year ended December 31, 2025. There was one available-for-sale security in the amount of $3.0 million that matured during the six months ended June 30, 2026. There were four available-for-sale securities in the total amount of $8.3 million and three held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2025. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the six months ended June 30, 2026 and during the year ended December 31, 2025.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	$—	$13,094	$(406)	$13,094	$(406)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	24,482	(4,780)	24,482	(4,780)
FHLMC Certificates	—	—	6,573	(818)	6,573	(818)
FNMA Certificates	—	—	40,553	(7,595)	40,553	(7,595)
Total available-for-sale securities	$—	$—	$84,702	$(13,599)	$84,702	$(13,599)
Held-to-Maturity Securities:
Corporate Bonds	$—	$—	$5,402	$(98)	$5,402	$(98)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	15,133	(150)	121,407	(4,224)	136,540	(4,374)
FHLMC Certificates	—	—	594	(122)	594	(122)
FNMA Certificates	3,226	(84)	79,332	(2,333)	82,558	(2,417)
Total held-to-maturity securities	$18,359	$(234)	$206,735	$(6,777)	$225,094	$(7,011)

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

At June 30, 2026 and December 31, 2025, the Company had 32 and 33 available-for-sale securities and 22 and 21 held-to-maturity securities at June 30, 2026 and December 31, 2025, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both June 30, 2026 and December 31, 2025. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of June 30, 2026 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at June 30, 2026. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	June 30, 2026
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	4,000	3,690
More than five years through ten years	9,500	9,404
	13,500	13,094
Mortgage-Backed Securities	84,872	71,680
Total available-for-sale securities	$98,372	$84,774
Held-to-Maturity Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	7,500	7,423
	7,500	7,423
Mortgage-Backed Securities	246,326	239,542
Allowance for Credit Losses	(210)	—
Total held-to-maturity securities	$253,616	$246,965

At June 30, 2026 and December 31, 2025, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Six
	Months Ended	For the Year Ended
	June 30, 2026	December 31, 2025
	(in thousands)
Allowance for credit losses on securities at beginning of period	$236	$216
(Benefit) provision for credit losses	(26)	20
Allowance for credit losses on securities at end of period	$210	$236

At June 30, 2026 and December 31, 2025, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value option:

	June 30,	December 31,
	2026	2025
	(in thousands)
Mortgage loans held-for-sale, at fair value	$3,050	$3,388
Mortgage loans held-for-sale, contractual principal outstanding	2,996	3,337
Fair value less unpaid principal balance	$54	$51

At June 30, 2026 and December 31, 2025, the Company had 6 loans and 10 loans in the amount of $3.1 million and $3.4 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At June 30, 2026 and December 31, 2025, there were no mortgage loans held for sale, at fair value that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Mortgage loans:
1-4 Family residential (1)	$426,343	$434,374
Multifamily residential	1,057,612	756,542
Nonresidential properties	535,521	526,210
Construction and land	817,151	854,096
Total mortgage loans	2,836,627	2,571,222
Nonmortgage loans:
Business loans	72,438	53,063
Consumer loans	577	625
Total non-mortgage loans	73,015	53,688
Total loans, gross	2,909,642	2,624,910
Net deferred loan origination fees	(2,348)	(203)
Allowance for Credit Losses	(27,554)	(25,449)
Loans receivable, net	$2,879,740	$2,599,258
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
	(in thousands)
June 30, 2026
Mortgage Loans:
1-4 Family residential
Pass	$4,881	$6,359	$6,863	$41,027	$96,344	$260,612	$416,086
Special mention	—	—	—	836	—	780	1,616
Substandard	—	—	—	—	—	8,641	8,641
Total 1-4 Family residential	4,881	6,359	6,863	41,863	96,344	270,033	426,343
Multifamily residential
Pass	334,357	136,378	104,316	70,038	154,795	235,893	1,035,777
Special mention	—	—	—	1,115	—	4,493	5,608
Substandard	—	—	—	7,650	—	8,577	16,227
Total Multifamily residential	334,357	136,378	104,316	78,803	154,795	248,963	1,057,612
Nonresidential properties
Pass	40,462	166,736	74,138	28,009	73,154	151,678	534,177
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,344	1,344
Total Nonresidential properties	40,462	166,736	74,138	28,009	73,154	153,022	535,521
Construction and Land
Pass	183,218	320,664	142,175	160,973	—	—	807,030
Special mention	—	—	—	5,081	—	—	5,081
Substandard	—	—	—	—	—	5,040	5,040
Total Construction and land	183,218	320,664	142,175	166,054	—	5,040	817,151
Total mortgage loans	562,918	630,137	327,492	314,729	324,293	677,058	2,836,627
Nonmortgage Loans:
Business loans
Pass	5,925	41,464	15,974	5,969	100	1,835	71,267
Special mention	—	239	589	—	—	175	1,003
Substandard	—	58	33	—	9	68	168
Total Business loans	5,925	41,761	16,596	5,969	109	2,078	72,438
Consumer loans
Pass	153	176	86	121	40	1	577
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Consumer loans	153	176	86	121	40	1	577
Total nonmortgage loans	6,078	41,937	16,682	6,090	149	2,079	73,015
Total loans, gross	$568,996	$672,074	$344,174	$320,819	$324,442	$679,137	$2,909,642

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	2025	2024	2023	2022	2021	2020 and Prior	Total
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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

An aging analysis of loans, as of June 30, 2026 and December 31, 2025, is as follows:

	June 30, 2026
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$419,150	$—	$875	$6,318	$426,343	$6,318	$—
Multifamily residential	1,045,479		—	12,133	1,057,612	12,133	—
Nonresidential properties	535,061	—	460	—	535,521	—	—
Construction and land	812,111	—	—	5,040	817,151	5,040	—
Nonmortgage loans:
Business	70,698	1,074	589	77	72,438	77	—
Consumer	577	—	—	—	577	—	—
Total	$2,883,076	$1,074	$1,924	$23,568	$2,909,642	$23,568	$—

	December 31, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$420,591	$6,836	$2,110	$4,837	$434,374	$4,837	$—
Multifamily residential	740,222	3,208	—	13,112	756,542	13,112	—
Nonresidential properties	524,446	1,764	—	—	526,210	—	—
Construction and land	845,849	—	—	8,247	854,096	8,247	—
Nonmortgage loans:
Business	52,278	118	—	667	53,063	667	—
Consumer	625	—	—	—	625	—	—
Total	$2,584,011	$11,926	$2,110	$26,863	$2,624,910	$26,863	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the six months ended June 30, 2026 and 2025, and as of and for the year ended December 31, 2025:

	For the Six Months Ended June 30, 2026
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Provision (benefit) charged to expense	1,421	491	535	265	254	(4)	2,962
Charge-offs	—	—	—	—	(858)	—	(858)
Recoveries	1	—	—	—	—	—	1
Balance, end of period	$5,295	$9,532	$4,888	$6,414	$1,413	$12	$27,554
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$77	$—	$77
Ending balance: collectively evaluated for impairment	5,295	9,532	4,888	6,414	1,336	12	27,477
Total	$5,295	$9,532	$4,888	$6,414	$1,413	$12	$27,554
Loans:
Ending balance: individually evaluated for impairment	$6,318	$12,133	$—	$5,040	$77	$—	$23,568
Ending balance: collectively evaluated for impairment	420,025	1,045,479	535,521	812,111	72,361	577	2,886,074
Total	$426,343	$1,057,612	$535,521	$817,151	$72,438	$577	$2,909,642

	For the Three Months Ended June 30, 2026
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,674	$7,946	$4,742	$5,608	$3,258	$10	$26,238
Provision (benefit) charged to expense	620	1,586	146	806	(1,491)	2	1,669
Charge-offs	—	—	—	—	(354)	—	(354)
Recoveries	1	—	—	—	—	—	1
Balance, end of period	$5,295	$9,532	$4,888	$6,414	$1,413	$12	$27,554

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(2,211)	3,859	597	(815)	672	(23)	2,079
Charge-offs	(38)	—	—	—	(444)	(3)	(485)
Recoveries	—	—	—	—	4	—	4
Balance, end of period	$3,683	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$276	$—	$276
Ending balance: collectively evaluated for impairment	3,683	8,863	3,294	6,895	1,069	20	23,824
Total	$3,683	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Loans:
Ending balance: individually evaluated for impairment	$2,283	$11,703	$405	$4,807	$276	$—	$19,474
Ending balance: collectively evaluated for impairment	450,067	681,967	404,107	878,655	47,096	840	2,462,732
Total	$452,350	$693,670	$404,512	$883,462	$47,372	$840	$2,482,206

	For the Three Months Ended June 30, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$4,501	$7,840	$2,997	$6,646	$947	$43	$22,974
(Benefit) provision charged to expense	(818)	1,023	297	249	620	(23)	1,348
Charge-offs	—	—	—	—	(222)	—	(222)
Recoveries	—	—	—	—	—	—	—
Balance, end of period	$3,683	$8,863	$3,294	$6,895	$1,345	$20	$24,100

	For the Year Ended December 31, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,990)	4,037	1,656	(1,561)	2,309	18	4,469
Charge-offs	(69)	—	—	—	(1,444)	(48)	(1,561)
Recoveries	—	—	—	—	39	—	39
Balance, end of year	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$667	$—	$667
Ending balance: collectively evaluated for impairment	3,873	9,041	4,353	6,149	1,350	16	24,782
Total	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Loans:
Ending balance: individually evaluated for impairment	$4,837	$13,112	$—	$8,247	$667	$—	$26,863
Ending balance: collectively evaluated for impairment	429,537	743,430	526,210	845,849	52,396	625	2,598,047
Total	$434,374	$756,542	$526,210	$854,096	$53,063	$625	$2,624,910

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross charge-offs by vintage:

	2026	2025	2024	2023	2022	2021 and Prior	Total
	(in thousands)
For the Six Months Ended June 30, 2026
Business loans	$—	$—	$300	$393	$19	$146	$858
Total charge-offs	$—	$—	$300	$393	$19	$146	$858

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
For the Six Months Ended June 30, 2025
1-4 Family residential	$—	$—	$—	$—	$—	$38	$38
Business loans	—	197	222	—	—	25	444
Consumer loans	—	—	3	—	—	—	3
Total charge-offs	$—	$197	$225	$—	$—	$63	$485

Loans are evaluated for collectability when current information and events indicate that all amounts due may not be collectible according to the contractual terms of the related loan agreements. Loans are identified for individual evaluation by applying normal loan review procedures in accordance with the allowance for credit losses methodology. Management periodically assesses loans to determine whether they continue to share similar risk characteristics with their respective pools. Any loan that is, or will potentially be, no longer performing in accordance with the terms of the original loan contract is evaluated individually when it no longer shares similar risk characteristics with the pool.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to non-accrual loans as of and for the six months ended June 30, 2026 and 2025 and as of and for the year ended December 31, 2025:

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Six Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
June 30, 2026	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$6,354	$6,318	$—	$6,318	$—	$4,930	$87
Multifamily residential	12,133	12,133	—	12,133	—	11,491	185
Nonresidential properties	—	—	—	—	—	—	—
Construction and land	5,040	5,040	—	5,040	—	6,783	—
Nonmortgage loans:
Business	77	—	77	77	77	391	3
Consumer	—	—	—	—	—	—	—
Total	$23,604	$23,491	$77	$23,568	$77	$23,595	$275

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Six Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
June 30, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$2,270	$2,283	$—	$2,283	$—	$2,494	$26
Multifamily residential	11,393	11,703	—	11,703	—	10,587	147
Nonresidential properties	395	405	—	405	—	203	2
Construction and land	4,807	4,807	—	4,807	—	8,308	—
Nonmortgage loans:
Business	276	—	276	276	276	263	3
Consumer	—	—	—	—	—	—	—
Total	$19,141	$19,198	$276	$19,474	$276	$21,855	$178

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and for the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$4,819	$4,837	$—	$4,837	$—	$3,182	$209
Multifamily residential	12,731	13,112	—	13,112	—	11,815	390
Nonresidential properties	—	—	—	—	—	101	—
Construction and land	8,800	8,247	—	8,247	—	7,596	—
Nonmortgage loans:
Business	667	—	667	667	667	467	10
Consumer	—	—	—	—	—	—	—
Total	$27,017	$26,196	$667	$26,863	$667	$23,161	$609

Collateral Dependent Loans

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated.

	June 30, 2026		December 31, 2025
		Associated		Associated
	Collateral	Allowance for	Collateral	Allowance for
	Dependent	Credit Losses	Dependent	Credit Losses
	(in thousands)
1-4 Family residential	$6,318	$—	$4,837	$—
Multifamily residential	12,133	—	13,112	—
Construction and land	5,040	—	8,247	—
Total	$23,491	$—	$26,196	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At June 30, 2026 and December 31, 2025, there was one loan in the amount of $0.2 million with modifications to a borrower experiencing financial difficulty.

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

At June 30, 2026 and December 31, 2025, there were 13 and 14 troubled debt restructured loans totaling $3.5 million and $3.6 million, respectively, of which $3.1 million and $3.2 million are on accrual status at June 30, 2026 and December 31, 2025, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At June 30, 2026 and December 31, 2025, the allowance for off-balance sheet credit losses was $3.0 million and $2.1 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended June 30, 2026 and 2025, the Company had $0.4 million and $0.3 million charged for the provision for credit losses, respectively, and during the six months ending June 30, 2026 and 2025, $0.8 million charged for the provision for credit losses and $0.7 million in benefit for credit losses, respectively, for off-balance items, which are included in "Provision for loan losses" in the Consolidated Statements of Operations.

Note 6. Leases

The Company has 16 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment at both June 30, 2026 and December 31, 2025. Our leases have remaining lease terms ranging from less than one year to approximately 13.6 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Operating lease ROU assets	$27,055	$27,583
Operating lease liabilities	28,874	29,353
Weighted-average remaining lease term-operating leases	10.8 years	11.2 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense and cash flow information related to leases were as follows:

		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,050	$1,047	$2,099	$2,172
Operating lease cost	Other operating expenses	4	4	7	4
Short-term lease cost	Other operating expenses	8	7	15	16
Variable lease cost	Occupancy and equipment	35	41	73	88
Total lease cost		$1,097	$1,099	$2,194	$2,280

The Company’s minimum annual rental payments under the terms of the leases are as follows at June 30, 2026:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2026	$2,049
2027	3,866
2028	3,808
2029	3,360
2030	3,423
Thereafter	21,157
Total Minimum payments required	37,663
Less: implied interest	8,789
Present value of lease liabilities	$28,874

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Demand	$251,919	$208,250
Interest-bearing deposits:
NOW/IOLA accounts	71,987	84,012
Money market accounts (1)	929,002	779,532
Reciprocal deposits	164,883	152,630
Savings accounts	115,233	117,708
Total NOW, money market, reciprocal and savings	1,281,105	1,133,882
Certificates of deposit of $250K or more	194,462	202,500
Brokered certificates of deposits (2)	94,557	67,942
Listing service deposits (2)	994	4,150
Certificates of deposit less than $250K	448,772	429,911
Total certificates of deposit	738,785	704,503
Total interest-bearing deposits	2,019,890	1,838,385
Total deposits	$2,271,809	$2,046,635

(1)
At June 30, 2026 and December 31, 2025, there were $50.2 million and $0.3 million, respectively, in brokered deposits.
(2)
At June 30, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

At June 30, 2026 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2026	$433,108
2027	244,572
2028	46,217
2029	9,880
2030	3,301
Thereafter	1,707
$738,785

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both June 30, 2026 and December 31, 2025.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at June 30, 2026 and December 31, 2025 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $621.1 million and $596.1 million of outstanding term advances from the FHLBNY at June 30, 2026 and December 31, 2025, respectively. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2026 and December 31, 2025.

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at June 30, 2026 and December 31, 2025.

Letters of Credit: The Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at June 30, 2026 and December 31, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at June 30, 2026 and December 31, 2025 consist of the following and are summarized by maturity and call date below:

	June 30, 2026			December 31, 2025
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
FHLBNY Term advances ending:
2026	$200,000	$200,000	4.00%	$225,000	$225,000	4.20%
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	109,100	109,100	3.74	109,100	109,100	3.74
2029	100,000	100,000	3.50	50,000	50,000	3.35
	$621,100	$621,100	3.68%	$596,100	$596,100	3.78%

Interest expense on advances totaled $5.3 million and $5.0 million for the three months ended June 30, 2026 and 2025, and $10.7 million and $10.5 million for the six months ended June 30, 2026 and 2025, respectively.

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands except share data)

Net income available to common stockholders	$8,213	$5,818	$16,555	$11,496
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,187,901	23,984,800	24,172,133	23,974,722
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,134,441	1,268,185	1,151,064	1,284,808
Basic weighted average common shares outstanding	23,053,460	22,716,615	23,021,069	22,689,914
Basic earnings per common share	$0.36	$0.26	$0.72	$0.51
Potential dilutive common shares:
Add: Dilutive effect of restricted stock awards and stock options	454,693	231,154	398,846	230,927
Diluted weighted average common shares outstanding	23,508,153	22,947,769	23,419,915	22,920,841
Diluted earnings per common share	$0.35	$0.25	$0.71	$0.50

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Commitments to grant mortgage loans	$556,925	$395,388
Unfunded commitments under lines of credit	48,539	86,284
Total commitments	$605,464	$481,672

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of June 30, 2026.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of June 30, 2026, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of June 30, 2026, the total unfunded commitment was $1.3 million.

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

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of June 30, 2026, the fair value carrying amount of mortgages held for sale measured under the fair value option was $3.1 million and the aggregate unpaid principal amounted to $3.0 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		June 30, 2026
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
Corporate bonds	$13,094	$733	$12,361	$—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	24,482	—	24,482	—
FHLMC Certificates	6,573	—	6,573	—
FNMA Certificates	40,553	—	40,553	—
GNMA Certificates	72	—	72	—
Mortgage Loans Held for Sale, at fair value	3,050	—	3,050	—
	$87,824	$733	$87,091	$—

		December 31, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,979	$2,979	$—	$—
Corporate bonds	12,763	492	12,271	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	26,346	—	26,346	—
FHLMC Certificates	7,125	—	7,125	—
FNMA Certificates	42,906	—	42,906	—
GNMA Certificates	77	—	77	—
Mortgage Loans Held for Sale, at fair value	3,388	—	3,388	—
	$95,584	$3,471	$92,113	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy utilized to determine the fair value:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$23,568	$—	$—	$23,568

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$26,863	$—	$—	$26,863

Losses on assets carried at fair value on a nonrecurring basis were de minimis for the three and six months ended June 30, 2026 and 2025, respectively.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2026 and December 31, 2025, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2026
Financial assets:
Cash and cash equivalents	$140,010	$140,010	$—	$—	$140,010
Available-for-sale securities, at fair value	84,774	733	84,041	—	84,774
Held-to-maturity securities, at amortized cost, net	253,616	—	246,965	—	246,965
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,050	—	3,050	—	3,050
Loans receivable, net	2,879,740	—	—	2,829,981	2,829,981
Accrued interest receivable	19,939	—	19,939	—	19,939
FHLBNY stock	30,689	30,689	—	—	30,689
FRBNY stock	10,714	10,714	—	—	10,714
Financial liabilities:
Deposits:
Demand deposits	251,919	251,919	—	—	251,919
Interest-bearing deposits	1,281,105	1,281,105	—	—	1,281,105
Certificates of deposit	738,785	—	736,321	—	736,321
Borrowings	621,100	—	615,539	—	615,539
Accrued interest payable	3,837	—	3,837	—	3,837

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$126,154	$126,154	$—	$—	$126,154
Available-for-sale securities, at fair value	92,196	3,471	88,725	—	92,196
Held-to-maturity securities, at amortized cost	272,982	—	268,875	—	268,875
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,388	—	3,388	—	3,388
Loans receivable, net	2,599,258	—	—	2,577,298	2,577,298
Accrued interest receivable	17,905	—	17,905	—	17,905
FHLBNY stock	29,309	29,309	—	—	29,309
FRBNY stock	10,698	—	10,698	—	10,698
Financial liabilities:
Deposits:
Demand deposits	208,250	208,250	—	—	208,250
Interest-bearing deposits	1,133,882	1,133,882	—	—	1,133,882
Certificates of deposit	704,503	—	704,205	—	704,205
Borrowings	596,100	—	595,031	—	595,031
Accrued interest payable	3,788	—	3,788	—	3,788

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at June 30, 2026 and December 31, 2025. Fair value for Level 3 securities was determined using a third-party pricing service with limited levels of activity and price transparency.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at June 30, 2026 and December 31, 2025.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined) adjusted total assets (as defined). As of June 30, 2026 and December 31, 2025, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 10.9% at June 30, 2026 and 13.6% at December 31, 2025.

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

The Company's and the Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2026
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$602,120	20.00%	$240,794	8.00%	$300,993	10.00%
Tier 1 Capital to Risk-Weighted Assets	571,574	18.99%	180,596	6.00%	240,794	8.00%
Common Equity Tier 1 Capital Ratio	346,574	11.51%	135,447	4.50%	195,645	6.50%
Tier 1 Capital to Total Assets	571,574	16.85%	135,688	4.00%	169,610	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$566,435	18.88%	$239,968	8.00%	$299,959	10.00%
Tier 1 Capital to Risk-Weighted Assets	535,888	17.87%	179,976	6.00%	239,968	8.00%
Common Equity Tier 1 Capital Ratio	535,888	17.87%	134,982	4.50%	194,974	6.50%
Tier 1 Capital to Total Assets	535,888	15.81%	135,618	4.00%	169,522	5.00%

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

As of June 30, 2026 and December 31, 2025, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	June 30, 2026
	December 31, 2025	Change	June 30, 2026
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(10,820)	$122	$(10,698)
Total	$(10,820)	$122	$(10,698)

	June 30, 2025
	December 31, 2024	Change	June 30, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$2,250	$(13,047)
Total	$(15,297)	$2,250	$(13,047)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousand)
Beginning balance	$6,456	$7,765	$9,092	$7,671
Originations	100	540	100	725
Payments	(29)	(49)	(2,665)	(140)
Ending balance	$6,527	$8,256	$6,527	$8,256

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company held deposits in the amount of $9.3 million and $7.9 million from directors, executive officers and non-executive officers at June 30, 2026 and June 30, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at June 30, 2026 and December 31, 2025, and results of operations for the three and six months ended June 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) loan originations for purchases and construction of multi-family residential properties, commercial business loans, commercial real estate mortgage loans, one-to-four family (including mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) SBA loans; (4) mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. We also generate non-interest income mainly from service charges and fees, late and prepayment charges, income on sale of mortgage loans and grant income. Our non-interest expense consists principally of employee compensation and benefits, occupancy and equipment costs, data processing expenses, direct loan expenses, professional fees, other operating expenses and income tax expense. Our results of operations can also be significantly affected by our periodic provision for credit losses.

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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. The Company believes it has met the Threshold Conditions to exercise the purchase option because the Company has reported sixteen consecutive quarters for which it has met both the Deep Impact and Qualified Lending Conditions. . The Preferred Stock currently has a dividend rate of 0.5%.

The closing of the repurchase of the Preferred Stock, if consummated, would occur between thirty and ninety days following the satisfaction of all applicable conditions, including the Threshold Condition. In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently expects that it will satisfy all other necessary conditions, there can be no assurance if and when such repurchase will be consummated with Treasury.

The Company believes that consummation of the repurchase of the Preferred Stock as contemplated by the Repurchase Agreement would be beneficial to its stockholders. As such, the Company expects to continue to emphasize its qualified Deep Impact Lending.

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and June 30, 2026.

CDFI Financial Assistance Award

On February 6, 2025, the Bank received a $1.3 million grant from the U.S. Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFIs to support their operations and expand services in economically distressed communities.

Banking Development District

The Bank's Westchester Avenue Branch located at 2244 Westchester Avenue in the Castle Hill area of the Bronx was approved as a Banking Development District ("BDD"). New York State’s BDD Program, administered by the Department of Financial Services ("DFS"), supports the establishment of bank and credit union branches in areas across New York State where there is a demonstrated need for banking services. To encourage participation, approved BDD branches receive access to subsidized and market rate deposits from New York State. On July 30, 2024, the Bank's Westchester Avenue Branch received total program deposits of $35.0 million. On June 24, 2025, the Bank's Westchester Avenue Branch received $10.0 million from the New York City Department of Finance. On June 23, 2026, the Bank's Westchester Avenue Branch received an additional $10.0 million from the New York City Department of Finance resulting in a total BDD Program deposit of $55.0 million.

On February 4, 2026, the Bank's Inwood Branch location 3879 9th Avenue in the Inwood area of New York was approved as a BDD by the DFS. In April of 2026, the Bank's Inwood Branch received a program deposit of $35.0 million from DFS. On June 23, 2026, the Bank's Inwood Branch received $10.0 million from the New York City Department of Finance resulting in a total BDD Program deposit of $45.0 million.

In addition, on May 20, 2026, the Bank received $20.0 million from the Community Bank Deposit Program in BDD Program deposit.

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

Allowance for credit losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended June 30, 2026.

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

If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $2.9 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $2.9 million.

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

Company's Growth

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of June 30, 2026 and December 31, 2025, the Company had $671.5 million and $643.9 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.49 billion in assets, $2.88 billion in loans, net of allowance for credit losses of $27.6 million, and $2.27 billion in deposits at June 30, 2026, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Asset Quality Ratios

The table below indicates the Key Metrics at or for the three months ended:

	At or for the Three Months Ended
	June 30,	December 31,	June 30,
	2026	2025	2025
Allowance for credit losses on loans as a percentage of total loans	0.95%	0.97%	0.97%
Allowance for credit losses on loans as a percentage of nonperforming loans (1)	116.91%	94.74%	101.01%
Net (charge-offs) recoveries to average outstanding loans (2)	(0.05%)	(0.13%)	(0.04%)
Non-performing loans as a percentage of total gross loans	0.67%	0.83%	0.76%
(1)
Allowance for credit losses on loans as a percentage of nonperforming loans increased for the three months ended June 30, 2026 as a result of an increase in allowance for credit losses on loans to $27.6 million and a decrease in nonperforming loans to $23.6 million.
(2)
Annualized.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total consolidated assets increased $270.7 million, or 8.4%, to $3.49 billion at June 30, 2026 from $3.22 billion at December 31, 2025. The increase in total assets is largely attributable to increases of $280.5 million in net loans receivable, $13.9 million in cash and cash equivalents, $2.0 million in accrued interest receivable, $1.5 million in deferred tax assets, $1.4 million in Federal Home Loan Bank of New York stock and $0.1 million in other assets, partially offset by decreases of $19.4 million in held-to-maturity securities, $7.4 million in available-for-sale securities, $1.0 million in premises and equipment, net, $0.5 million in right of use assets and $0.3 million in mortgage loans held for sale, at fair value.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.9 million, or 11.0%, to $140.0 million at June 30, 2026, compared to $126.2 million at December 31, 2025. The increase in cash and cash equivalents was primarily the result of an increase of $225.2 million in net deposits, $27.0 million in proceeds from maturities and principal repayment on securities, $25.0 million in net proceeds in borrowings and $4.2 million from sale of loans. The increase in cash and cash equivalents was offset primarily by increases of $287.6 million in net loans and $2.0 million in accrued interest receivables and $1.4 million in net (purchases) redemption of FHLBNY stock.

Securities. The Company securities portfolio decreased $7.4 million, or 8.1%, to $84.8 million in available-for-sale at June 30, 2026 from $92.2 million December 31, 2025 and decreased $19.4 million, or 7.1%, to $253.6 million in held-to-maturity at June 30, 2026 from $273.0 million at December 31, 2025. The decrease in the securities portfolio was primarily due to regular principal payments and the maturity of one available-for-sale security in the amount of $3.0 million.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	—%	$4,000	3.97%	$9,500	3.78%	$—	—%	$13,500	$13,094	3.82%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—	—	—	29,262	1.46%	29,262	24,482	1.46%
FHLMC Certificates	—	—	—	—	—	—	7,391	1.18%	7,391	6,573	1.18%
FNMA Certificates	—	—	—	—	7,354	1.59%	40,794	1.80%	48,148	40,553	1.77%
GNMA Certificates	—	—	—	—	—	—	71	5.44%	71	72	5.44%
Total available-for-sale securities	$—	—%	$4,000	3.97%	$16,854	2.82%	$77,518	1.62%	$98,372	$84,774	1.92%
Held-to-Maturity Securities:
Corporate Bonds	$—	—%	$—	—%	$7,500	6.40%	$—	—	7,500	$7,423	6.40%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	2,164	3.46%	—	—	145,902	3.93%	148,066	143,727	3.92%
FHLMC Certificates	—	—	—	—	—	—	2,924	4.86%	2,924	2,836	4.86%
FNMA Certificates	—	—	5,721	3.47%	—	—	79,254	4.65%	84,975	82,558	4.57%
SBA Certificates	—	—	—	—	3,876	5.97%	6,485	5.82%	10,361	10,421	5.88%
Allowance for Credit Losses	—	—	—	—	—	—	—	—	(210)	—	—
Total held-to-maturity securities	$—	—%	$7,885	3.47%	$11,376	6.25%	$234,565	4.24%	$253,616	$246,965	4.30%

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

Gross Loans Receivable. The composition of gross loans receivable at June 30, 2026 and at December 31, 2025 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2026		December 31, 2025		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential (1)	$426,343	14.7%	$434,374	16.5%	(8,031)	(1.8%)
Multifamily residential	1,057,612	36.3%	756,542	28.8%	301,070	39.8%
Nonresidential properties	535,521	18.4%	526,210	20.1%	9,311	1.8%
Construction and land	817,151	28.1%	854,096	32.5%	(36,945)	(4.3%)
Total mortgage loans	2,836,627	97.5%	2,571,222	98.0%	265,405	10.3%
Nonmortgage loans:
Business loans	72,438	2.5%	53,063	2.0%	19,375	36.5%
Consumer loans	577	—%	625	—%	(48)	(7.7%)
	73,015	2.5%	53,688	2.0%	19,327	36.0%
Total	$2,909,642	100.0%	$2,624,910	100.0%	$284,732	10.8%

(1)
Includes both investor owned and owner occupied 1-4 family residential properties combined, which were previously reported separately.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at June 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2026
	One year or less	More than one year to five years	More than five to fifteen years	More than fifteen years	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$3,246	$11,440	$169,500	$242,157	$426,343
Multifamily residential	193,301	210,556	391,803	261,952	1,057,612
Nonresidential properties	26,575	138,229	347,813	22,904	535,521
Construction and land	482,893	334,258	—	—	817,151
Total mortgage loans	706,015	694,483	909,116	527,013	2,836,627
Nonmortgage loans:
Business loans	40,324	9,508	19,463	3,143	72,438
Consumer loans	96	481	—	—	577
Total nonmortgage loans	40,420	9,989	19,463	3,143	73,015
Total	$746,435	$704,472	$928,579	$530,156	$2,909,642

The follow table sets forth the Bank's fixed and adjustable-rate loans at June 30, 2026 that are contractually due after June 30, 2027.

	Due After June 30, 2027
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$18,394	$404,703	423,097
Multifamily residential	66,784	797,527	864,311
Nonresidential properties	1,325	507,621	508,946
Construction and land	24,183	310,075	334,258
Total mortgage loans	110,686	2,019,926	2,130,612
Nonmortgage loans:
Business loans	4,385	27,729	32,114
Consumer loans	468	13	481
Total nonmortgage loans	4,853	27,742	32,595
Total	$115,539	$2,047,668	$2,163,207

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 51.2% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $301.1 million, or 39.8%, when compared to December 31, 2025. The majority of the increases in multifamily residential loans that were refinanced from construction and land loans to a new permanent loan facility.

Construction and land loans decreased $36.9 million, or 4.3%, when compared to December 31, 2025. The $36.9 million decrease in construction and land mortgage loans is related to loans that were refinanced from construction and land loans to new permanent loan facilities, offset by funding of existing commitments prior to 2026 and new commitments.

Our commitments to grant new mortgage loans increased by $161.5 million as of June 30, 2026 compared to December 31, 2025. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 73 construction and land mortgage loans with balances of $817.1 million as indicated in the table above. Of those loans, 24 loans with aggregate balances of $339.4 million, or 32.9%, of the total, have a percentage of completion of 80% or more. Within those 24 loans there are 12 loans with balances of $161.0 million that are 100% completed and received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At June 30, 2026 and December 31, 2025, approximately 2.7% and 3.1%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate within the 200% guideline for construction and land mortgage loans and up to 450% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At June 30, 2026 and December 31, 2025, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 143.5% and 156.7%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 416.0% and 393.1% as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Bank was above the 100% guidelines established by the banking regulations and under the 200% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 450% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Allocation of Allowance for Credit Losses. The table below presents a breakdown of the allowance for credit losses by loan class.

	June 30, 2026		December 31, 2025
		Percent of Loans		Percent of Loans
	Allowance for	in Each Category	Allowance for	in Each Category
	Credit Losses	to Total Loans	Credit Losses	to Total Loans
	(in thousands)
Mortgage loans:
1-4 family residential	$5,295	14.7%	$3,873	16.5%
Multifamily residential	9,532	36.3%	9,041	28.8%
Nonresidential properties	4,888	18.4%	4,353	20.1%
Construction and land	6,414	28.1%	6,149	32.5%
Total mortgage loans	26,129	97.5%	23,416	98.0%
Nonmortgage loans:
Business loans	1,413	2.5%	2,017	2.0%
Consumer loans	12	—%	16	—%
Total nonmortgage loans	1,425	2.5%	2,033	2.0%
Total	$27,554	100.0%	$25,449	100.0%

Loans Held For Sale. Loans held for sale, at fair value, at June 30, 2026 decreased $0.3 million, or 10.0%, to $3.1 million from $3.4 million at December 31, 2025.

Deposits. The composition of deposits at June 30, 2026 and December 31, 2025 and changes in dollars and percentages are summarized as follows:

	June 30, 2026		December 31, 2025		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$251,919	11.1%	$208,250	10.2%	$43,669	21.0%
Interest-bearing deposits:
NOW/IOLA accounts	71,987	3.2%	84,012	4.1%	(12,025)	(14.3%)
Money market accounts (1)	929,002	40.9%	779,532	38.1%	149,470	19.2%
Reciprocal deposits	164,883	7.3%	152,630	7.5%	12,253	8.0%
Savings accounts	115,233	5.1%	117,708	5.8%	(2,475)	(2.1%)
Total NOW, money market, reciprocal and savings	1,281,105	56.4%	1,133,882	55.4%	147,223	13.0%
Certificates of deposit of $250K or more	194,462	8.6%	202,500	9.9%	(8,038)	(4.0%)
Brokered certificates of deposit (2)	94,557	4.2%	67,942	3.3%	26,615	39.2%
Listing service deposits (2)	994	—%	4,150	0.2%	(3,156)	(76.0%)
Certificates of deposit less than $250K	448,772	19.7%	429,911	21.0%	18,861	4.4%
Total certificates of deposit	738,785	32.5%	704,503	34.4%	34,282	4.9%
Total interest-bearing deposits	2,019,890	88.9%	1,838,385	89.8%	181,505	9.9%
Total deposits	$2,271,809	100.0%	$2,046,635	100.0%	$225,174	11.0%

(1)
As of June 30, 2026 and December 31, 2025, there were $50.2 million and $0.3 million, respectively, in brokered deposits.
(2)
At June 30, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more. All other brokered certificates of deposit individually amounted to less than $250,000.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of June 30, 2026 and December 31, 2025. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$76,705	3.57%	0.66%	$70,243	3.5%	0.62%
Money market	988,744	45.98%	3.64%	846,420	41.9%	4.13%
Savings	120,505	5.60%	0.09%	118,400	5.9%	0.10%
Certificates of deposit	731,371	34.01%	3.64%	783,256	38.8%	3.90%
Interest-bearing deposits	1,917,325	89.17%	3.30%	1,818,319	90.1%	3.63%
Non-interest bearing demand	232,834	10.83%	—%	200,007	9.9%	—%
Total deposits	$2,150,159	100.00%	2.94%	$2,018,326	100.0%	3.27%

The following table presents the time deposits with balances exceeding the $250,000 Federal Deposits Insurance Corporation ("FDIC") insurance limit by maturity at June 30, 2026.

Maturity Period:	(in thousands)
Three months or less	$65,334
Over three months through six months	57,191
Over six months through one year	47,762
More than one year	24,175
Total	$194,462

At June 30, 2026, the portion of uninsured deposits in excess of $250,000 FDIC insurance limit was $459.4 million.

Borrowings. The Bank had outstanding borrowings at June 30, 2026 and December 31, 2025 of $621.1 million and $596.1 million in term advances from the FHLBNY. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2026 and December 31, 2025. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at June 30, 2026 and December 31, 2025. The Bank did not have any term and overnight line of credit advances from the FRBNY at June 30, 2026 and December 31, 2025.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $19.4 million, or 3.6%, to $561.0 million as of June 30, 2026 from $541.5 million as of December 31, 2025. The $19.4 million increase in stockholders’ equity was largely attributable to $17.1 million in net income, $1.3 million impact to additional paid in capital as a result of share-based compensation, $1.2 million from release of ESOP shares, $0.2 million from exercise of stock options and $0.1 million in other comprehensive income, offset by $0.6 million related to the dividend paid on preferred shares during the six months ended June 30, 2026.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

The discussion of the Company’s results of operations for the three months ended June 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $8.2 million for the three months ended June 30, 2026 compared to net income available to common stockholders of $5.8 million for the three months ended June 30, 2025. Earnings per basic share was $0.36 and diluted share was $0.35 for the three months ended June 30, 2026 compared to earnings per basic share of $0.26 and diluted share of $0.25 for the three months ended June 30, 2025. The $2.4 million increase of net income available to common stockholders from the three months ended June 30, 2025, was due to increases of $5.6 million in net interest income, offset by increases of $1.3 million in non-interest expense, $0.9 million in provision for income taxes and $0.5 million in provision for credit losses and a decrease of $0.5 million in non-interest income. Net income for the three months ended June 30, 2026 and 2025, which excludes $0.3 million and $0.3 million, respectively, in dividends on preferred shares, were $8.5 million and $6.1 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$51,652	$45,860	$5,792	12.6%
Interest expense	21,591	21,434	157	0.7%
Net interest income	30,061	24,426	5,635	23.1%
Provision for credit losses	2,148	1,626	522	32.1%
Net interest income after provision for credit losses	27,913	22,800	5,113	22.4%
Non-interest income	1,527	2,060	(533)	(25.9%)
Non-interest expense	18,135	16,869	1,266	7.5%
Income before income taxes	11,305	7,991	3,314	41.5%
Provision for income taxes	2,810	1,891	919	48.6%
Net income	$8,495	$6,100	$2,395	39.3%
Dividends on preferred shares	282	282	—	—%
Net income available to common stockholders	$8,213	$5,818	$2,395	41.2%
Earnings per common share:
Basic	$0.36	$0.26	$0.10	38.5%
Diluted	$0.35	$0.25	$0.10	40.0%

Interest and Dividend Income. Interest and dividend income increased $5.8 million, or 12.6%, to $51.7 million for the three months ended June 30, 2026 from $45.9 million for the three months ended June 30, 2025. Interest income on loans receivable, which is the Company’s primary source of income, increased $6.5 million, or 16.2%, to $46.8 million for the three months ended June 30, 2026 from $40.3 million for the three months ended June 30, 2025.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $0.8 million or 13.5%, to $4.8 million for the three months ended June 30, 2026 from $5.6 million for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease of $1.1 million in interest on securities, offset by increases of $0.2 million in dividend on FHLBNY and FRBNY stocks and $0.1 million in interest on deposits due from banks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$6,808	$7,169	$(361)	(5.0%)
Multifamily residential	13,842	10,165	3,677	36.2%
Nonresidential properties	9,258	5,737	3,521	61.4%
Construction and land	14,903	15,649	(746)	(4.8%)
Business loans	2,012	1,551	461	29.7%
Consumer loans	12	20	(8)	(40.0%)
Total interest income on loans receivable	$46,835	$40,291	$6,544	16.2%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$954	$807	$147	18.2%
Interest on securities	3,160	4,246	(1,086)	(25.6%)
Dividend on FHLBNY and FRBNY stocks	703	516	187	36.2%
Total interest and dividend income	$4,817	$5,569	$(752)	(13.5%)

Interest Expense. Interest expense increased $0.2 million, or 0.7%, to $21.6 million for the three months ended June 30, 2026 from $21.4 million for the three months ended June 30, 2025.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$6,785	$7,382	$(597)	(8.1%)
Money market	9,398	8,930	468	5.2%
Savings	28	28	—	0.0%
NOW/IOLA	118	100	18	18.0%
Borrowings	5,262	4,994	268	5.4%
Total interest expense	$21,591	$21,434	$157	0.7%

Net Interest Income. Net interest income increased $5.6 million, or 23.1%, to $30.1 million for the three months ended June 30, 2026 from $24.4 million for the three months ended June 30, 2025. The $5.6 million increase in net interest income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to an increase of $5.8 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $0.2 million in interest expense.

Net interest rate spread increased by 42 basis points to 2.89% for the three months ended June 30, 2026 from 2.47% for the three months ended June 30, 2025. The increase in the net interest rate spread for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase in the average yields on interest-earning assets of 16 basis points to 6.29% for the three months ended June 30, 2026 from 6.13% for the three months ended June 30, 2025, and a decrease in the average rates paid on interest-bearing liabilities of 26 basis points to 3.40% for the three months ended June 30, 2026 from 3.66% for the three months ended June 30, 2025.

Net interest margin increased 39 basis points for the three months ended June 30, 2026, to 3.66% from 3.27% for the three months ended June 30, 2025.

Non-Interest Income. Non-interest income decreased $0.5 million, or 25.9%, to $1.5 million for the three months ended June 30, 2026 from $2.1 million for the three months ended June 30, 2025. The $0.5 million decrease in non-interest income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was largely attributable to decreases of $0.4 million in late and prepayment charges and $0.4 million in grant income recognized in the second quarter of 2025, offset by an increase of $0.2 million in other non-interest income.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$600	$511	$89	17.4%
Late and prepayment charges	138	530	(392)	(74.0%)
Income on sale of mortgage loans	161	169	(8)	(4.7%)
Grant income	—	428	(428)	(100.0%)
Other	628	422	206	48.8%
Total non-interest income	$1,527	$2,060	$(533)	(25.9%)

Non-Interest Expense. Non-interest expense increased $1.3 million, or 7.5%, to $18.1 million for the three months ended June 30, 2026 from $16.9 million for the three months ended June 30, 2025. The $1.3 million increase in non-interest expense was mainly attributable to an increase of $1.4 million in compensation and benefits, partially offset by a decrease of $0.1 million in federal deposit insurance and regulatory assessment.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,070	$7,627	$1,443	18.9%
Occupancy and equipment	3,901	3,907	(6)	(0.2%)
Data processing expenses	1,195	1,188	7	0.6%
Direct loan expenses	187	241	(54)	(22.4%)
Insurance and surety bond premiums	332	297	35	11.8%
Office supplies, telephone and postage	152	174	(22)	(12.6%)
Professional fees	1,470	1,367	103	7.5%
Marketing and promotional expenses	190	266	(76)	(28.6%)
Federal deposit insurance and regulatory assessment	408	546	(138)	(25.3%)
Other operating expenses	1,230	1,256	(26)	(2.1%)
Total non-interest expense	$18,135	$16,869	$1,266	7.5%

Income Tax Provision. The Company had a provision for income taxes of $2.8 million for the three months ended June 30, 2026 compared to a provision for income taxes of $1.9 million for the three months ended June 30, 2025.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,801,281	46,835	6.71%	$2,447,713	$40,291	6.60%
Securities (3)	345,599	3,160	3.67%	449,858	4,246	3.79%
Other (4)	146,919	1,657	4.52%	102,252	1,323	5.19%
Total interest-earning assets	3,293,799	51,652	6.29%	2,999,823	45,860	6.13%
Non-interest-earning assets	98,497			104,059
Total assets	$3,392,296			$3,103,882
Interest-bearing liabilities:
NOW/IOLA	$75,589	$118	0.63%	$68,155	$100	0.59%
Money market	1,028,044	9,398	3.67%	864,688	8,930	4.14%
Savings (5)	120,801	28	0.09%	119,177	28	0.09%
Certificates of deposit	744,298	6,785	3.66%	772,363	7,382	3.83%
Total deposits	1,968,732	16,329	3.33%	1,824,383	16,440	3.61%
Borrowings	575,496	5,262	3.67%	521,375	4,994	3.84%
Total interest-bearing liabilities	2,544,228	21,591	3.40%	2,345,758	21,434	3.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand	244,483	—		203,349	—
Other non-interest-bearing liabilities	45,560	—		36,435	—
Total non-interest-bearing liabilities	290,043	—		239,784	—
Total liabilities	2,834,271	21,591		2,585,542	21,434
Total equity	558,025			518,340
Total liabilities and total equity	$3,392,296		3.40%	$3,103,882		3.66%
Net interest income		$30,061			$24,426
Net interest rate spread (6)			2.89%			2.47%
Net interest-earning assets (7)	$749,571			$654,065
Net interest margin (8)			3.66%			3.27%
Average interest-earning assets to interest-bearing liabilities			129.46%			127.88%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
For the three months ended June 30, 2025, Advance payments by borrowers for taxes and insurance in the amount of $14.9 million, were reclassified to Savings.
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

	For the Three Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$5,820	$724	$6,544
Securities (2)	(984)	(102)	(1,086)
Other	578	(244)	334
Total interest-earning assets	5,414	378	5,792
Interest-bearing liabilities:
NOW/IOLA	11	7	18
Money market	1,687	(1,219)	468
Savings	—	—	—
Certificates of deposit	(268)	(329)	(597)
Total deposits	1,430	(1,541)	(111)
Borrowings	518	(250)	268
Total interest-bearing liabilities	1,948	(1,791)	157
Change in net interest income	$3,466	$2,169	$5,635

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

The discussion of the Company’s results of operations for the six months ended June 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $16.6 million for the six months ended June 30, 2026 compared to net income available to common stockholders of $11.5 million for the six months ended June 30, 2025. Earnings per basic share was $0.72 and diluted share was $0.71 for the six months ended June 30, 2026 compared to earnings per basic share of $0.51 and diluted share of $0.50 for the six months ended June 30, 2025. The $5.1 million increase of net income available to common stockholders from the six months ended June 30, 2025, was due to increases of $11.7 million in net interest income, offset by increases of $2.5 million in provision for credit losses, $1.6 million in provision for income taxes, $1.6 million in non-interest expense and a decrease of $0.9 million in non-interest income. Net income for the six months ended June 30, 2026 and 2025 which excludes $0.6 million and $0.6 million, respectively, in dividends on preferred shares, were $17.1 million and $12.1 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$100,314	$89,857	$10,457	11.6%
Interest expense	42,027	43,228	(1,201)	(2.8%)
Net interest income	58,287	46,629	11,658	25.0%
Provision (benefit) for credit losses (1)	3,804	1,341	2,463	183.7%
Net interest income after provision (benefit) for credit losses	54,483	45,288	9,195	20.3%
Non-interest income	3,569	4,441	(872)	(19.6%)
Non-interest expense (1)	35,375	33,757	1,618	4.8%
Income before income taxes	22,677	15,972	6,705	42.0%
Provision for income taxes	5,559	3,913	1,646	42.1%
Net income	17,118	12,059	5,059	42.0%
Dividends on preferred shares	563	563	—	0.0%
Net income available to common stockholders	$16,555	$11,496	$5,059	44.0%
Earnings per common share:
Basic	$0.72	$0.51	$0.21	41.2%
Diluted	$0.71	$0.50	$0.21	42.0%

Interest and Dividend Income. Interest and dividend income increased $10.5 million, or 11.6%, to $100.3 million for the six months ended June 30, 2026 from $89.9 million for the six months ended June 30, 2025. Interest income on loans receivable, which is the Company’s primary source of income, increased $13.4 million, or 17.3%, to $90.8 million for the six months ended June 30, 2026 from $77.4 million for the six months ended June 30, 2025.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $2.9 million, or 23.6%, to $9.5 million for the six months ended June 30, 2026 from $12.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to decreases of $2.4 million in interest on securities and $0.8 million in interest on deposits due from banks, offset by an increase of $0.2 million in dividend on FHLBNY and FRBNY stocks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$13,272	$14,261	$(989)	(6.9%)
Multifamily residential	25,188	19,315	5,873	30.4%
Nonresidential properties	18,068	11,414	6,654	58.3%
Construction and land	30,302	30,251	51	0.2%
Business loans	3,962	2,143	1,819	84.9%
Consumer loans	25	43	(18)	(41.9%)
Total interest income on loans receivable	$90,817	$77,427	$13,390	17.3%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$1,724	$2,475	$(751)	(30.3%)
Interest on securities	6,407	8,767	(2,360)	(26.9%)
Dividend on FHLBNY and FRBNY stocks	1,366	1,188	178	15.0%
Total interest and dividend income	$9,497	$12,430	$(2,933)	(23.6%)

Interest Expense. Interest expense decreased $1.2 million, or 2.8%, to $42.0 million for the six months ended June 30, 2026 from $43.2 million for the six months ended June 30, 2025.

The following table presents interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$13,200	$15,136	$(1,936)	(12.8%)
Money market	17,866	17,341	525	3.0%
Savings	56	56	—	0.0%
NOW/IOLA	252	215	37	17.2%
Borrowings	10,653	10,480	173	1.7%
Total interest expense	$42,027	$43,228	$(1,201)	(2.8%)

Net Interest Income. Net interest income increased $11.7 million, or 25.0%, to $58.3 million for the six months ended June 30, 2026 from $46.6 million for the six months ended June 30, 2025. The $11.7 million increase in net interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to an increase of $10.5 million in total interest and dividend income primarily due to increases in average loans receivable and a decrease of $1.2 million in interest expense due primarily to a lower average cost of funds on interest bearing liabilities.

Net interest rate spread increased by 54 basis points to 2.87% for the six months ended June 30, 2026 from 2.33% for the six months ended June 30, 2025. The increase in the net interest rate spread for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in the average yields on interest-earning assets of 24 basis points to 6.26% for the six months ended June 30, 2026 from 6.02% for the six months ended June 30, 2025, and a decrease in the average rates paid on interest-bearing liabilities of 30 basis points to 3.39% for the six months ended June 30, 2026 from 3.69% for the six months ended June 30, 2025.

Net interest margin increased 52 basis points for the six months ended June 30, 2026, to 3.64% from 3.12% for the six months ended June 30, 2025.

Non-Interest Income. Non-interest income decreased $0.9 million, or 19.6%, to $3.6 million for the six months ended June 30, 2026 from $4.4 million for the six months ended June 30, 2025. The $0.9 million decrease in non-interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was largely attributable to decreases of $0.4 million in late and prepayment charges, $0.4 million in income on sale of SBA loans and $0.4 million in grant income recognized in the second quarter of 2025, partially offset by increases of $0.3 million in other non-interest income and $0.1 million in service charges and fees.

The following table presents non-interest income for the periods indicated:

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,139	$1,036	$103	9.9%
Brokerage commissions	—	4	(4)	(100.0%)
Late and prepayment charges	864	1,227	(363)	(29.6%)
Income on sale of mortgage loans	281	317	(36)	(11.4%)
Income on sale of SBA loans	—	404	(404)	—%
Grant income	—	428	(428)	—%
Other	1,285	1,025	260	25.4%
Total non-interest income	$3,569	$4,441	$(872)	(19.6%)

Non-Interest Expense. Non-interest expense increased $1.6 million, or 4.8%, to $35.4 million for the six months ended June 30, 2026 from $33.8 million for the six months ended June 30, 2025. The $1.6 million increase in non-interest expense was mainly attributable to an increase of $2.3 million in compensation and benefit, primarily due to new hires, partially offset by decreases of $0.3 million in direct loan expenses, $0.2 million in occupancy and equipment, $0.2 million in other non-interest expenses and $0.2 million in federal deposit insurance and regulatory assessment.

The following table presents non-interest expense for the periods indicated:

	For the Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,733	$15,407	$2,326	15.1%
Occupancy and equipment	7,573	7,820	(247)	(3.2%)
Data processing expenses	2,414	2,340	74	3.2%
Direct loan expenses	308	629	(321)	(51.0%)
Insurance and surety bond premiums	665	612	53	8.7%
Office supplies, telephone and postage	345	344	1	0.3%
Professional fees	2,816	2,731	85	3.1%
Marketing and promotional expenses	418	349	69	19.8%
Federal deposit insurance and regulatory assessment	817	1,007	(190)	(18.9%)
Other operating expenses	2,286	2,518	(232)	(9.2%)
Total non-interest expense	$35,375	$33,757	$1,618	4.8%

Income Tax Provision. The Company had a provision for income taxes of $5.6 million for the six months ended June 30, 2026 compared to a provision for income taxes of $3.9 million for the six months ended June 30, 2025.

.

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

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,740,985	90,817	6.68%	$2,408,788	$77,427	6.48%
Securities (3)	352,985	6,407	3.66%	458,660	8,767	3.85%
Other (4)	138,299	3,090	4.51%	143,905	3,663	5.13%
Total interest-earning assets	3,232,269	100,314	6.26%	3,011,353	89,857	6.02%
Non-interest-earning assets	95,873			106,600
Total assets	$3,328,142			$3,117,953
Interest-bearing liabilities:
NOW/IOLA	$76,705	$252	0.66%	$70,243	$215	0.62%
Money market	988,744	17,866	3.64%	846,420	17,341	4.13%
Savings (5)	120,505	56	0.09%	118,400	56	0.10%
Certificates of deposit	731,371	13,200	3.64%	783,256	15,136	3.90%
Total deposits	1,917,325	31,374	3.30%	1,818,319	32,748	3.63%
Borrowings	579,774	10,653	3.71%	544,857	10,480	3.88%
Total interest-bearing liabilities	2,497,099	42,027	3.39%	2,363,176	43,228	3.69%
Non-interest-bearing liabilities:
Non-interest-bearing demand	232,834	—		200,007	—
Other non-interest-bearing liabilities	44,804	—		40,155	—
Total non-interest-bearing liabilities	277,638	—		240,162	—
Total liabilities	2,774,737	42,027		2,603,338	43,228
Total equity	553,405			514,615
Total liabilities and total equity	$3,328,142		3.39%	$3,117,953		3.69%
Net interest income		$58,287			$46,629
Net interest rate spread (6)			2.87%			2.33%
Net interest-earning assets (7)	$735,170			$648,177
Net interest margin (8)			3.64%			3.12%
Average interest-earning assets to interest-bearing liabilities			129.44%			127.43%

(1)
Annualized where appropriate.
(2)
Loans include loans and mortgage loans held for sale, at fair value.
(3)
Securities include available-for-sale securities and held-to-maturity securities.
(4)
Includes FHLBNY demand account and FHLBNY stock dividends and FRBNY demand deposits.
(5)
For the six months ended June 30, 2025, Advance payments by borrowers for taxes and insurance in the amount of $13.7 million, were reclassified to Savings.
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

	For the Six Months Ended June 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$10,678	$2,712	$13,390
Securities (2)	(2,020)	(340)	(2,360)
Other	(143)	(430)	(573)
Total interest-earning assets	8,515	1,942	10,457
Interest-bearing liabilities:
NOW/IOLA	20	17	37
Money market	2,916	(2,391)	525
Savings	1	(1)	—
Certificates of deposit	(1,003)	(933)	(1,936)
Total deposits	1,934	(3,308)	(1,374)
Borrowings	672	(499)	173
Total interest-bearing liabilities	2,606	(3,807)	(1,201)
Change in net interest income	$5,909	$5,749	$11,658

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Credit Quality

Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty were $26.8 million at June 30, 2026 compared to $30.2 million at December 31, 2025 and $28.5 million at June 30, 2025.

During the three months ended June 30, 2026, a credit loss provision of $2.1 million on loans was recorded, consisting of $1.7 million charged on the funded portion and $0.4 million charged on the unfunded portion on loans. During the three months ended June 30, 2025, a credit loss provision of $1.6 million on loans was recorded, consisting of $1.3 million charged on the funded portion on loans and $0.3 million charged on the unfunded portion on loans.

During the six months ended June 30, 2026, a credit loss provision of $3.8 million on loans was recorded, consisting of $3.0 million charged on the funded portion and $0.8 million charged on the unfunded portion on loans. During the six months ended June 30, 2025, a credit loss provision of $1.3 million on loans was recorded, consisting of $2.0 million charged on the funded portion on loans and $0.7 million benefit on the unfunded portion on loans.

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income under instantaneous changes to interest rates. As of June 30, 2026, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$112,098	(9.45%)
+300	114,969	(7.13%)
+200	117,949	(4.72%)
+100	120,801	(2.42%)
Level	123,792	— %
-100	125,350	1.26%
-200	127,087	2.66%
-300	128,671	3.94%
-400	129,353	4.49%

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

At June 30, 2026, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At June 30, 2026, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$467,425	$(117,170)	(20.04%)	14.51%	(2,003)
+300	493,767	(90,828)	(15.54%)	15.09%	(1,552)
+200	521,532	(63,063)	(10.79%)	15.69%	(1,077)
+100	552,268	(32,327)	(5.53%)	16.35%	(551)
Level	584,595	—	—%	17.02%	—
-100	610,251	25,656	4.39%	17.45%	441
-200	638,554	53,959	9.23%	17.92%	925
-300	666,143	81,548	13.95%	18.33%	1,397
-400	711,805	127,210	21.76%	19.07%	2,178

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

At June 30, 2026, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve reduced the federal funds rate by 25 basis points each in September 2025, October 2025 and December 2025, resulting in the current federal funds rate range of 3.50% to 3.75%. At its January 2026, March 2026, April 2026, June 2026 and July 2026 meetings, the Federal Reserve kept its interest rate steady at 3.50% to 3.75%. Our net interest income may be positively impacted if the demand for loans increases due to the lower rates, alone or in tandem with lower inflation, or it may be negatively impacted if we fail to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at June 30, 2026, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2026, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	June 30, 2026
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$113,422	$113,422	$113,422	$113,422	$—	$113,422	$26,588	$140,010
Securities (1)	25,876	35,324	66,275	203,511	179,119	382,630	(44,240)	338,390
Placement with banks	249	249	249	249	—	249	—	249
Net loans (includes LHFS)	721,379	1,047,582	1,476,889	2,797,131	91,924	2,889,055	(6,265)	2,882,790
FHLBNY stock	—	—	—	—	—	—	30,689	30,689
FRBNY stock	—	—	—	—	—	—	10,714	10,714
Other assets	—	—	—	—	—	—	91,869	91,869
Total	$860,926	$1,196,577	$1,656,835	$3,114,313	$271,043	$3,385,356	$109,355	$3,494,711
Liabilities:
Non-maturity deposits	$111,354	$222,709	$445,419	$1,203,991	$337,534	1,541,525	$(8,501)	$1,533,024
Certificates of deposit	234,822	433,108	589,663	738,671	—	738,671	114	738,785
Borrowings	200,000	200,000	229,000	621,100	—	621,100	—	621,100
Other liabilities	—	—	—	—	—	—	40,832	40,832
Total liabilities	546,176	855,817	1,264,082	2,563,762	337,534	2,901,296	32,445	2,933,741
Capital	—	—	—	—	—	—	560,970	560,970
Total liabilities and capital	$546,176	$855,817	$1,264,082	$2,563,762	$337,534	$2,901,296	$593,415	$3,494,711
Asset/liability gap	$314,750	$340,760	$392,753	$550,551	$(66,491)	$484,060
Gap/assets ratio	157.63%	139.82%	131.07%	121.47%	80.30%	116.68%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $621.1 million and $596.1 million of outstanding term advances from FHLBNY at June 30, 2026 and December 31, 2025, respectively. The Bank had no overnight line of credit advance from the FHLBNY at June 30, 2026 and December 31, 2025.

Net cash provided by operating activities was $21.9 million and $19.3 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, net purchase and redemption of FHLBNY stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($257.9) million and ($129.2) million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts and dividends paid on preferred stock, was $249.8 million and $96.8 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026 and December 31, 2025, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At June 30, 2026 and December 31, 2025, the Company had outstanding commitments to originate loans and extend credit of $605.5 million and $481.7 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2026 totaled $433.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, FRBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For quarterly dividends through June 15, 2025, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.6 million for both the six months ended June 30, 2026 and 2025.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $17.7 million for the six months ended June 30, 2026. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.0 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $6.5 million for the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At June 30, 2026, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Ponce Financial Group, Inc. (Registrant)

Date: August 5, 2026	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer