Form 10-Q
period 2026-09-30
Ponce Financial Group, Inc.
filed 2026-11-04
CIK 1874071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 24,188,501 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

September 30, 2026 and December 31, 2025

(Dollars in thousands, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and due from banks:
Cash	$27,725	$28,511
Interest-bearing deposits	104,486	97,643
Total cash and cash equivalents	132,211	126,154
Available-for-sale securities, at fair value (Note 3)	79,475	92,196
Held-to-maturity securities, net of allowance for credit losses of $206 at September 30, 2026 and $236 at December 31, 2025; at amortized cost (fair value of $228,857 at September 30, 2026 and $268,875 at December 31, 2025) (Note 3)	241,176	272,982
Placement with banks	249	249
Mortgage loans held for sale, at fair value (Note 4)	3,701	3,388
Loans receivable, net of allowance for credit losses of $29,168 at September 30, 2026 and $25,449 at December 31, 2025 (Note 5)	3,081,101	2,599,258
Accrued interest receivable	21,624	17,905
Premises and equipment, net	10,924	15,638
Right of use assets (Note 6)	26,331	27,583
Federal Home Loan Bank of New York (FHLBNY) stock, at cost	34,064	29,309
Federal Reserve Bank of New York (FRBNY) stock, at cost	10,725	10,698
Deferred tax assets	25,770	11,501
Other assets	19,326	17,109
Total assets	$3,686,677	$3,223,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (Note 7)	$2,367,708	$2,046,635
Borrowings (Note 8)	696,100	596,100
Operating lease liabilities	28,171	29,353
Accrued interest payable	3,862	3,788
Other liabilities	12,576	6,545
Total liabilities	3,108,417	2,682,421
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized:
Series A, senior non-cumulative perpetual, $1,000 per share liquidation preference, 225,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	225,000	225,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 24,886,711 shares issued at both September 30, 2026 and December 31, 2025; 24,187,901 shares outstanding as of September 30, 2026 and 24,135,926 shares outstanding as of December 31, 2025	249	249
Treasury stock, at cost; 698,810 shares as of September 30, 2026 and 750,785 shares as of December 31, 2025	(5,738)	(6,164)
Additional paid-in-capital	211,317	208,604
Retained earnings	169,855	135,332
Accumulated other comprehensive loss (Note 13)	(12,645)	(10,820)
Unearned compensation ─ ESOP; 1,067,936 shares as of September 30, 2026 and 1,168,244 shares as of December 31, 2025	(9,778)	(10,652)
Total stockholders' equity	578,260	541,549
Total liabilities and stockholders' equity	$3,686,677	$3,223,970

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest on loans receivable	$52,910	$41,486	$143,727	$118,913
Interest on deposits due from banks	901	978	2,625	3,453
Interest and dividend on securities and FHLBNY stock	3,693	4,383	11,466	14,338
Total interest and dividend income	57,504	46,847	157,818	136,704
Interest expense:
Interest on certificates of deposit	7,313	6,553	20,513	21,689
Interest on other deposits	10,430	9,996	28,604	27,608
Interest on borrowings	5,772	5,050	16,425	15,530
Total interest expense	23,515	21,599	65,542	64,827
Net interest income	33,989	25,248	92,276	71,877
Provision for credit losses (Note 3) (Note 5)	3,219	1,364	7,023	2,705
Net interest income after provision for credit losses	30,770	23,884	85,253	69,172
Non-interest income:
Service charges and fees	611	539	1,750	1,575
Brokerage commissions	—	8	—	12
Late and prepayment charges	232	385	1,096	1,612
Income on sale of mortgage loans	188	166	469	483
Income on sale of SBA loans	—	—	—	404
Grant income	—	429	—	857
Loss on real property held for sale	(1,166)	—	(1,166)	—
Other	985	(35)	2,270	990
Total non-interest income	850	1,492	4,419	5,933
Non-interest expense:
Compensation and benefits	10,509	7,868	28,242	23,275
Occupancy and equipment	3,879	3,934	11,452	11,754
Data processing expenses	1,202	1,296	3,616	3,636
Direct loan expenses	89	155	397	784
Insurance and surety bond premiums	332	318	997	930
Office supplies, telephone and postage	147	170	492	514
Professional fees	1,305	1,409	4,121	4,140
Marketing and promotional expenses	144	184	562	533
Federal deposit insurance and regulatory assessment	495	266	1,312	1,273
Other operating expenses	1,134	1,018	3,420	3,536
Total non-interest expense	19,236	16,618	54,611	50,375
Income before income taxes	12,384	8,758	35,061	24,730
(Benefit) provision for income taxes	(5,865)	2,250	(306)	6,163
Net income	$18,249	$6,508	$35,367	$18,567
Dividends on preferred shares	281	281	844	844
Net income available to common stockholders	$17,968	$6,227	$34,523	$17,723
Earnings per common share (Note 9):
Basic	$0.78	$0.27	$1.50	$0.78
Diluted	$0.76	$0.27	$1.47	$0.77
Weighted average common shares outstanding (Note 9):
Basic	23,086,892	22,766,195	23,043,250	22,715,620
Diluted	23,650,370	23,135,448	23,496,728	22,992,655

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$18,249	$6,508	$35,367	$18,567
Net change in unrealized gain on securities:
Unrealized (loss) gain	(2,848)	1,852	(2,692)	4,711
Income tax effect	2,256	(391)	2,222	(1,000)
Valuation allowance reduction, net, for deferred tax asset in net income	(1,355)	—	(1,355)	—
Total other comprehensive (loss) income, net of tax	(1,947)	1,461	(1,825)	3,711
Total comprehensive income	16,302	7,969	33,542	22,278
Less: Dividends on preferred shares	281	281	844	844
Total comprehensive income available to common stockholders	$16,021	$7,688	$32,698	$21,434

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share data)

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2025	225,000	$225,000	24,135,926	$249	$(6,164)	$208,604	$135,332	$(10,820)	$(10,652)	$541,549
Net income	—	—	—	—	—	—	8,623	—	—	8,623
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	140	—	140
Release of restricted stock units	—	—	26,094	—	214	(214)	—	—	—	—
Exercise of stock options	—	—	25,881	—	212	10	—	—	—	222
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	267	—	—	291	558
Share-based compensation	—	—	—	—	—	552	—	—	—	552
Balance, March 31, 2026	225,000	$225,000	24,187,901	$249	$(5,738)	$209,219	$143,674	$(10,680)	$(10,361)	$551,363
Net income	—	—	—	—	—	—	8,495	—	—	8,495
Preferred Stock Dividend	—	—	—	—	—	—	(282)	—	—	(282)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(18)	—	(18)
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	375	—	—	292	667
Share-based compensation	—	—	—	—	—	745	—	—	—	745
Balance, June 30, 2026	225,000	$225,000	24,187,901	$249	$(5,738)	$210,339	$151,887	$(10,698)	$(10,069)	$560,970
Net income	—	—	—	—	—	—	18,249	—	—	18,249
Preferred Stock Dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,947)	—	(1,947)
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	375	—	—	291	666
Share-based compensation	—	—	—	—	—	603	—	—	—	603
Balance, September 30, 2026	225,000	$225,000	24,187,901	$249	$(5,738)	$211,317	$169,855	$(12,645)	$(9,778)	$578,260

								Accumulated	Unallocated
					Treasury	Additional		Other	Common
	Preferred Stock		Common Stock		Stock,	Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	At Cost	Capital	Earnings	Loss	of ESOP	Total
Balance, December 31, 2024	225,000	$225,000	23,961,214	$249	$(7,707)	$207,319	$107,754	$(15,297)	$(11,818)	$505,500
Net income	—	—	—	—	—	—	5,959	—	—	5,959
Preferred stock dividend	—	—	—	—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,782	—	1,782
Release of restricted stock units	—	—	4,977	—	66	(66)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	132	—	—	291	423
Share-based compensation	—	—	—	—	—	503	—	—	—	503
Balance, March 31, 2025	225,000	$225,000	23,966,191	$249	$(7,641)	$207,888	$113,432	$(13,515)	$(11,527)	$513,886
Net income	—	—	—	—	—	—	6,100	—	—	6,100
Preferred Stock Dividend		—	—	—	—	—	(282)	—	—	(282)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	468	—	468
Release of restricted stock units	—	—	18,609	—	237	(237)	—	—	—	—
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	171	—	—	292	463
Share-based compensation	—	—	—	—	—	453	—	—	—	453
Balance, June 30, 2025	225,000	$225,000	23,984,800	$249	$(7,404)	$208,275	$119,250	$(13,047)	$(11,235)	$521,088
Net income	—	—	—	—	—	—	6,508	—	—	6,508
Preferred Stock Dividend				—	—	—	(281)	—	—	(281)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,461	—	1,461
Exercise of stock options	—	—	16,325	—	134	(23)	—	—	—	111
ESOP shares committed to be released (33,436 shares)	—	—	—	—	—	200	—	—	291	491
Share-based compensation	—	—	—	—	—	457	—	—	—	457
Balance, September 30, 2025	225,000	$225,000	24,001,125	$249	$(7,270)	$208,909	$125,477	$(11,586)	$(10,944)	$529,835

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Ponce Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2026 and 2025

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$35,367	$18,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on securities, net	(61)	(54)
Gain on sale of loans	(469)	(887)
Loss on real property held for sale	1,166	—
Provision for credit losses	7,023	2,705
Depreciation and amortization	3,629	3,578
ESOP compensation expense	1,979	1,573
Share-based compensation expense	1,899	1,413
Deferred income taxes	(13,402)	(1,328)
Changes in assets and liabilities:
Decrease in mortgage loans held for sale, fair value	156	5,425
Increase in accrued interest receivable	(3,719)	(1,132)
Increase in other assets	(50)	(8,097)
Increase in accrued interest payable	74	660
Decrease in operating lease liabilities	(2,083)	(2,015)
Increase in other liabilities	3,849	245
Net cash provided by operating activities	35,358	20,653
Cash Flows From Investing Activities:
Net (purchases) redemptions of FHLBNY stock	(4,755)	3,237
Net purchases of FRBNY stock	(27)	—
Proceeds from maturities, calls and principal repayments on securities	41,926	97,714
Proceeds from sale of loans	10,874	6,653
Net increase in loans	(497,675)	(212,638)
Purchases of premises and equipment	(95)	(1,013)
Net cash used in investing activities	(449,752)	(106,047)
Cash Flows From Financing Activities:
Net increase in deposits	321,073	167,868
Net proceeds (repayment) from borrowings	100,000	(75,000)
Stock options exercised	222	110
Dividends paid on preferred stock	(844)	(844)
Net cash provided by financing activities	420,451	92,134
Net increase in cash and cash equivalents	6,057	6,740
Cash and cash equivalents at beginning of period	126,154	139,839
Cash and cash equivalents at end of period	$132,211	$146,579
Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$65,468	$64,167
Cash paid for income taxes, net of refunds	$11,110	$6,385
Operating lease assets in exchange for operating lease liabilities	$901	$—

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

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary Ponce Bank. All significant intercompany transactions and balances have been eliminated in consolidation. For further information, refer to the audited Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 13, 2026 (the "2025 Form 10-K").

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

Income Taxes. During the third quarter of 2026, the Company concluded that it is more likely than not that its New York State and New York City deferred tax assets will be realized and released the valuation allowance previously recorded against those assets. The release was recognized as a discrete income tax benefit of $10.5 million in the three and nine months ended September 30, 2026. In addition, the Company releases income tax effects recorded in accumulated other comprehensive income using the portfolio approach, under which the disproportionate tax effect is released only when the entire portfolio of available-for-sale securities is liquidated, sold or extinguished on an individual security basis as the related securities are sold, mature or are otherwise extinguished. During the three and nine months ended September 30, 2026, the Company recorded $1.4 million related to deferred tax assets on net unrealized losses on available-for-sale securities.

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

winding up of the Company, the Preferred Stock will be entitled to a liquidation preference, subject to certain limitations, in the amount of the sum of $1,000 per share plus declared and unpaid dividends (without accumulation of undeclared dividends) on each share.

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. The Company has met the Threshold Conditions to exercise the purchase option as of June 30, 2026 because the Company has reported sixteen consecutive quarters for which it has met the Deep Impact Condition. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and September 30, 2026.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$13,500	$—	$(367)	$13,133
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	28,421	—	(5,455)	22,966
FHLMC Certificates	7,103	—	(961)	6,142
FNMA Certificates	46,826	—	(9,664)	37,162
GNMA Certificates	71	1	—	72
Total available-for-sale securities	$95,921	$1	$(16,447)	$79,475

Held-to-Maturity Securities:
Corporate Bonds	$7,500	$9	$(132)	$7,377
Mortgage-Backed Securities:
Collateralized Mortgage Obligations (1)	140,748	—	(7,182)	133,566
FHLMC Certificates	2,901	44	(160)	2,785
FNMA Certificates	80,536	—	(5,158)	75,378
SBA Certificates	9,697	54	—	9,751
Allowance for Credit Losses	(206)	—	—	—
Total held-to-maturity securities	$241,176	$107	$(12,632)	$228,857

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

The Company’s securities portfolio had 33 and 34 available-for-sale securities and 28 and 28 held-to-maturity securities at September 30, 2026 and December 31, 2025, respectively. There were no available-for-sale and held-to-maturity securities sold during the nine months ended September 30, 2026 and for the year ended December 31, 2025. There was one available-for-sale security in the amount of $3.0 million that matured during the nine months ended September 30, 2026. There were four available-for-sale securities in the total amount of $8.3 million and three held-to-maturity securities in the total amount of $50.0 million that matured or were called during the year ended December 31, 2025. The Company did not purchase any available-for-sale securities and held-to-maturity securities during the nine months ended September 30, 2026 and during the year ended December 31, 2025.

The following table presents the Company's gross unrealized losses and fair values of its securities, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Securities With Gross Unrealized Losses
	Less Than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	$—	$13,133	$(367)	$13,133	$(367)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	—	—	22,966	(5,455)	22,966	(5,455)
FHLMC Certificates	—	—	6,142	(961)	6,142	(961)
FNMA Certificates	—	—	37,162	(9,664)	37,162	(9,664)
Total available-for-sale securities	$—	$—	$79,403	$(16,447)	$79,403	$(16,447)
Held-to-Maturity Securities:
Corporate Bonds	$—	$—	$5,368	$(132)	$5,368	$(132)
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	20,555	(559)	113,011	(6,623)	133,566	(7,182)
FHLMC Certificates	—	—	548	(160)	548	(160)
FNMA Certificates	2,927	(203)	72,451	(4,955)	75,378	(5,158)
Total held-to-maturity securities	$23,482	$(762)	$191,378	$(11,870)	$214,860	$(12,632)

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

At September 30, 2026 and December 31, 2025, the Company had 32 and 33 available-for-sale securities and 23 and 21 held-to-maturity securities at September 30, 2026 and December 31, 2025, respectively, with gross unrealized loss positions. Management reviewed the financial condition of the entities underlying the securities at both September 30, 2026 and December 31, 2025. The unrealized losses related to the Company debt securities were issued by U.S. government-sponsored entities and agencies and corporate bonds. The Company does not believe that the debt securities that were in an unrealized loss position as of September 30, 2026 represents a credit loss impairment. The gross unrealized loss positions related to mortgage-backed securities and other obligations issued by the U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities.

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

The following is a summary of maturities of securities at September 30, 2026. Amounts are shown by contractual maturity. Because borrowers for mortgage-backed securities have the right to prepay obligations with or without prepayment penalties, at any time, these securities are included as a total within the table.

	September 30, 2026
	Amortized	Fair
	Cost	Value
	(in thousands)
Available-for-Sale Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	7,000	6,686
More than five years through ten years	6,500	6,447
	13,500	13,133
Mortgage-Backed Securities	82,421	66,342
Total available-for-sale securities	$95,921	$79,475
Held-to-Maturity Securities:
Corporate Bonds:
Amounts maturing:
Three months or less	$—	$—
More than three months through one year	—	—
More than one year through five years	—	—
More than five years through ten years	7,500	7,377
	7,500	7,377
Mortgage-Backed Securities	233,882	221,480
Allowance for Credit Losses	(206)	—
Total held-to-maturity securities	$241,176	$228,857

At September 30, 2026 and December 31, 2025, no securities were pledged as collateral for borrowing activities.

The following table presents the activity in the allowance for credit losses for held-to-maturity securities:

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2026	December 31, 2025
	(in thousands)
Allowance for credit losses on securities at beginning of period	$236	$216
(Benefit) provision for credit losses	(30)	20
Allowance for credit losses on securities at end of period	$206	$236

At September 30, 2026 and December 31, 2025, the entire allowance for credit losses on securities was allocated to corporate bonds.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Mortgage Loans Held-for-Sale

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held-for-sale accounted for under the fair value option:

	September 30,	December 31,
	2026	2025
	(in thousands)
Mortgage loans held-for-sale, at fair value	$3,701	$3,388
Mortgage loans held-for-sale, contractual principal outstanding	3,649	3,337
Fair value less unpaid principal balance	$52	$51

At September 30, 2026 and December 31, 2025, the Company had 8 loans and 10 loans in the amount of $3.7 million and $3.4 million, respectively, that were classified as held-for-sale and accounted for under the fair value option accounting guidance for financial assets and financial liabilities.

At September 30, 2026 and December 31, 2025, there were no mortgage loans held for sale, at fair value that were greater than 90 days past due and non-accrual with a substandard risk rating.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Loans Receivable, Net and Allowance for Credit Losses

Loans receivable, net at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Mortgage loans:
1-4 Family residential (1)	$413,064	$434,374
Multifamily residential	1,051,642	756,542
Nonresidential properties	557,449	526,210
Construction and land	1,016,809	854,096
Total mortgage loans	3,038,964	2,571,222
Nonmortgage loans:
Business loans	75,852	53,063
Consumer loans	581	625
Total non-mortgage loans	76,433	53,688
Total loans, gross	3,115,397	2,624,910
Net deferred loan origination fees	(5,128)	(203)
Allowance for Credit Losses	(29,168)	(25,449)
Loans receivable, net	$3,081,101	$2,599,258
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
	(in thousands)
September 30, 2026
Mortgage Loans:
1-4 Family residential
Pass	$9,320	$5,691	$6,852	$40,509	$95,737	$244,607	$402,716
Special mention	—	743	—	833	—	2,607	4,183
Substandard	—	—	—	—	—	6,165	6,165
Total 1-4 Family residential	9,320	6,434	6,852	41,342	95,737	253,379	413,064
Multifamily residential
Pass	369,368	136,068	73,332	66,419	154,187	231,518	1,030,892
Special mention	—	—	—	1,111	—	4,466	5,577
Substandard	—	—	—	8,271	—	6,902	15,173
Total Multifamily residential	369,368	136,068	73,332	75,801	154,187	242,886	1,051,642
Nonresidential properties
Pass	84,552	149,034	73,997	27,879	70,481	151,506	557,449
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Nonresidential properties	84,552	149,034	73,997	27,879	70,481	151,506	557,449
Construction and Land
Pass	364,333	336,919	147,467	163,990	—	—	1,012,709
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,100	4,100
Total Construction and land	364,333	336,919	147,467	163,990	—	4,100	1,016,809
Total mortgage loans	827,573	628,455	301,648	309,012	320,405	651,871	3,038,964
Nonmortgage Loans:
Business loans
Pass	7,652	41,937	15,670	5,565	102	2,796	73,722
Special mention	—	1,230	498	—	—	168	1,896
Substandard	—	199	31	—	4	—	234
Total Business loans	7,652	43,366	16,199	5,565	106	2,964	75,852
Consumer loans
Pass	219	151	78	104	29	—	581
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Total Consumer loans	219	151	78	104	29	—	581
Total nonmortgage loans	7,871	43,517	16,277	5,669	135	2,964	76,433
Total loans, gross	$835,444	$671,972	$317,925	$314,681	$320,540	$654,835	$3,115,397

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	2025	2024	2023	2022	2021	2020 and Prior	Total
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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

An aging analysis of loans, as of September 30, 2026 and December 31, 2025, is as follows:

	September 30, 2026
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$408,209	$—	$1,605	$3,250	$413,064	$3,250	$—
Multifamily residential	1,038,672	—	1,870	11,100	1,051,642	11,100	—
Nonresidential properties	557,449	—	—	—	557,449	—	—
Construction and land	1,012,709	—	—	4,100	1,016,809	4,100	—
Nonmortgage loans:
Business	74,535	50	1,121	146	75,852	146	—
Consumer	581	—	—	—	581	—	—
Total	$3,092,155	$50	$4,596	$18,596	$3,115,397	$18,596	$—

	December 31, 2025
		30-59	60-89	90 Days			90 Days
		Days	Days	or More		Nonaccrual	or More
	Current	Past Due	Past Due	Past Due	Total	Loans	Accruing
	(in thousands)
Mortgage loans:
1-4 Family residential	$420,591	$6,836	$2,110	$4,837	$434,374	$4,837	$—
Multifamily residential	740,222	3,208	—	13,112	756,542	13,112	—
Nonresidential properties	524,446	1,764	—	—	526,210	—	—
Construction and land	845,849	—	—	8,247	854,096	8,247	—
Nonmortgage loans:
Business	52,278	118	—	667	53,063	667	—
Consumer	625	—	—	—	625	—	—
Total	$2,584,011	$11,926	$2,110	$26,863	$2,624,910	$26,863	$—

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following schedules detail the composition of the allowance for credit losses on loans and the related recorded investment in loans as of and for the nine months ended September 30, 2026 and 2025, and as of and for the year ended December 31, 2025:

	For the Nine Months Ended September 30, 2026
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for Credit Losses:
Balance, beginning of period	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Provision charged to expense	1,109	529	579	2,110	630	1	4,958
Charge-offs	(5)	(65)	—	—	(1,175)	—	(1,245)
Recoveries	1	—	—	—	5	—	6
Balance, end of period	$4,978	$9,505	$4,932	$8,259	$1,477	$17	$29,168
Ending balance: individually evaluated for impairment	$—	$42	$—	$—	$146	$—	$188
Ending balance: collectively evaluated for impairment	4,978	9,463	4,932	8,259	1,331	17	28,980
Total	$4,978	$9,505	$4,932	$8,259	$1,477	$17	$29,168
Loans:
Ending balance: individually evaluated for impairment	$3,250	$11,100	$—	$4,100	$146	$—	$18,596
Ending balance: collectively evaluated for impairment	409,814	1,040,542	557,449	1,012,709	75,706	581	3,096,801
Total	$413,064	$1,051,642	$557,449	$1,016,809	$75,852	$581	$3,115,397

	For the Three Months Ended September 30, 2026
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$5,295	$9,532	$4,888	$6,414	$1,413	$12	$27,554
(Benefit) provision charged to expense	(312)	38	44	1,845	376	5	1,996
Charge-offs	(5)	(65)	—	—	(317)	—	(387)
Recoveries	—	—	—	—	5	—	5
Balance, end of period	$4,978	$9,505	$4,932	$8,259	$1,477	$17	$29,168

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(2,036)	3,119	812	(766)	1,836	(22)	2,943
Charge-offs	(38)	—	—	—	(644)	(3)	(685)
Recoveries	—	—	—	—	4	—	4
Balance, end of period	$3,858	$8,123	$3,509	$6,944	$2,309	$21	$24,764
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$880	$—	$880
Ending balance: collectively evaluated for impairment	3,858	8,123	3,509	6,944	1,429	21	23,884
Total	$3,858	$8,123	$3,509	$6,944	$2,309	$21	$24,764
Loans:
Ending balance: individually evaluated for impairment	$3,590	$14,202	$—	$4,807	$880	$—	$23,479
Ending balance: collectively evaluated for impairment	441,012	674,372	436,175	881,562	57,132	727	2,490,980
Total	$444,602	$688,574	$436,175	$886,369	$58,012	$727	$2,514,459

	For the Three Months Ended September 30, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of period	$3,683	$8,863	$3,294	$6,895	$1,345	$20	$24,100
Provision (benefit) charged to expense	175	(740)	215	49	1,164	1	864
Charge-offs	—	—	—	—	(200)	—	(200)
Recoveries	—	—	—	—	—	—	—
Balance, end of period	$3,858	$8,123	$3,509	$6,944	$2,309	$21	$24,764

	For the Year Ended December 31, 2025
	Mortgage Loans				Nonmortgage Loans
	1-4 Family Residential	Multifamily	Nonresidential	Construction and Land	Business	Consumer	Total for the Period
	(in thousands)
Allowance for loan losses:
Balance, beginning of year	$5,932	$5,004	$2,697	$7,710	$1,113	$46	$22,502
(Benefit) provision charged to expense	(1,990)	4,037	1,656	(1,561)	2,309	18	4,469
Charge-offs	(69)	—	—	—	(1,444)	(48)	(1,561)
Recoveries	—	—	—	—	39	—	39
Balance, end of year	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$667	$—	$667
Ending balance: collectively evaluated for impairment	3,873	9,041	4,353	6,149	1,350	16	24,782
Total	$3,873	$9,041	$4,353	$6,149	$2,017	$16	$25,449
Loans:
Ending balance: individually evaluated for impairment	$4,837	$13,112	$—	$8,247	$667	$—	$26,863
Ending balance: collectively evaluated for impairment	429,537	743,430	526,210	845,849	52,396	625	2,598,047
Total	$434,374	$756,542	$526,210	$854,096	$53,063	$625	$2,624,910

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize gross charge-offs by vintage:

	2026	2025	2024	2023	2022	2021 and Prior	Total
	(in thousands)
For the Nine Months Ended September 30, 2026
1-4 Family residential	$—	$—	$—	$—	$—	$5	$5
Multifamily residential	—	—	—	64	—	1	65
Business loans	—	31	512	394	24	214	1,175
Total charge-offs	$—	$31	$512	$458	$24	$220	$1,245

	2025	2024	2023	2022	2021	2020 and Prior	Total
	(in thousands)
For the Nine Months Ended September 30, 2025
1-4 Family residential	$—	$—	$—	$—	$—	$38	$38
Business loans	—	618	—	—	—	25	643
Consumer loans	—	—	3	—	—	—	3
Total charge-offs	$—	$618	$3	$—	$—	$63	$684

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

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The following information relates to non-accrual loans as of and for the nine months ended September 30, 2026 and 2025 and as of and for the year ended December 31, 2025:

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Nine Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
September 30, 2026	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$3,286	$3,250	$—	$3,250	$—	$4,510	$42
Multifamily residential	11,100	7,773	3,327	11,100	42	11,393	193
Nonresidential properties	—	—	—	—	—	—	—
Construction and land	4,100	4,100	—	4,100	—	6,112	717
Nonmortgage loans:
Business	146	—	146	146	146	329	7
Consumer	—	—	—	—	—	—	—
Total	$18,632	$15,123	$3,473	$18,596	$188	$22,344	$959

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and For the Nine Months Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
September 30, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$3,589	$3,590	$—	$3,590	$—	$2,768	$97
Multifamily residential	13,862	14,202	—	14,202	—	11,491	292
Nonresidential properties	—	—	—	—	—	135	—
Construction and land	4,807	4,807	—	4,807	—	7,433	—
Nonmortgage loans:
Business	880	—	880	880	880	417	35
Consumer	—	—	—	—	—	—	—
Total	$23,138	$22,599	$880	$23,479	$880	$22,244	$424

	Unpaid	Recorded Investment	Recorded Investment	Total		Average	Interest Income
As of and for the Year Ended	Principal	With No	With	Recorded	Related	Recorded	Recognized
December 31, 2025	Balance	Allowance	Allowance	Investment	Allowance	Investment	on a Cash Basis
	(in thousands)
Mortgage loans:
1-4 Family residential	$4,819	$4,837	$—	$4,837	$—	$3,182	$209
Multifamily residential	12,731	13,112	—	13,112	—	11,815	390
Nonresidential properties	—	—	—	—	—	101	—
Construction and land	8,800	8,247	—	8,247	—	7,596	—
Nonmortgage loans:
Business	667	—	667	667	667	467	10
Consumer	—	—	—	—	—	—	—
Total	$27,017	$26,196	$667	$26,863	$667	$23,161	$609

Collateral Dependent Loans

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company had collateral dependent loans which were individually evaluated to determine expected credit losses as of the dates indicated.

	September 30, 2026		December 31, 2025
		Associated		Associated
	Collateral	Allowance for	Collateral	Allowance for
	Dependent	Credit Losses	Dependent	Credit Losses
	(in thousands)
1-4 Family residential	$3,250	$—	$4,837	$—
Multifamily residential	11,100	42	13,112	—
Construction and land	4,100	—	8,247	—
Total	$18,450	$42	$26,196	$—

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023. Since adoption, the Company has modified one loan with borrowers experiencing financial difficulty. These modifications may include a reduction in interest rate, an extension in term, principal forgiveness and/or other than insignificant payment delay. At September 30, 2026 and December 31, 2025, there was one loan in the amount of $0.2 million with modifications to a borrower experiencing financial difficulty.

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

At September 30, 2026 and December 31, 2025, there were 13 and 14 troubled debt restructured loans totaling $3.5 million and $3.6 million, respectively, of which $3.0 million and $3.2 million are on accrual status at September 30, 2026 and December 31, 2025, respectively. There were no commitments to lend additional funds to borrowers whose loans have been modified in a troubled debt restructuring.

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

At September 30, 2026 and December 31, 2025, the allowance for off-balance sheet credit losses was $4.2 million and $2.1 million, respectively, which is included in the "Other liabilities" on the Consolidated Statements of Financial Condition. During the three months ended September 30, 2026 and 2025, the Company had $1.2 million and $0.2 million charged for the provision for credit losses, respectively, and during the nine months ended September 30, 2026 and 2025, $2.1 million charged for the provision for credit losses and $0.2 million in benefit for credit losses, respectively, for off-balance items, which are included in "Provision for credit losses" in the Consolidated Statements of Operations.

Note 6. Leases

The Company has 16 operating leases for branches and office spaces (including headquarters) and six operating leases for equipment at both September 30, 2026 and December 31, 2025. Our leases have remaining lease terms ranging from less than one year to approximately 13.3 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease terms. Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable operating lease agreements expire through February of 2040.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Operating lease ROU assets	$26,331	$27,583
Operating lease liabilities	28,171	29,353
Weighted-average remaining lease term-operating leases	10.7 years	11.2 years
Weighted average discount rate-operating leases	5.1%	5.1%

The components of lease expense information related to leases were as follows:

		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,
		2026	2025	2026	2025
		(Dollars in thousands)
Lease Cost
Operating lease cost	Occupancy and equipment	$1,048	$1,070	$3,147	$3,242
Operating lease cost	Other operating expenses	1	3	8	7
Short-term lease cost	Other operating expenses	6	8	21	24
Variable lease cost	Occupancy and equipment	42	39	115	127
Total lease cost		$1,097	$1,120	$3,291	$3,400

The Company’s minimum annual rental payments under the terms of the leases are as follows at September 30, 2026:

Minimum Rental
Years ended December 31:	(in thousands)
Remainder of 2026	$1,026
2027	3,866
2028	3,808
2029	3,360
2030	3,423
Thereafter	21,157
Total Minimum payments required	36,640
Less: implied interest	8,469
Present value of lease liabilities	$28,171

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Deposits

Deposits at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Demand	$244,860	$208,250
Interest-bearing deposits:
NOW/IOLA accounts	76,392	84,012
Money market accounts	898,719	779,532
Reciprocal deposits	188,016	152,630
Savings accounts	118,727	117,708
Total NOW, money market, reciprocal and savings	1,281,854	1,133,882
Certificates of deposit of $250K or more	202,702	202,500
Brokered certificates of deposits (1)	144,569	67,942
Listing service deposits (1)	994	4,150
Certificates of deposit less than $250K	492,729	429,911
Total certificates of deposit	840,994	704,503
Total interest-bearing deposits	2,122,848	1,838,385
Total deposits	$2,367,708	$2,046,635

(1)
At September 30, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more, and no individual brokered certificates of deposit amounting to $250,000 or more.

At September 30, 2026 scheduled maturities of certificates of deposit were as follows:

(in thousands)
2026	$333,233
2027	442,987
2028	48,633
2029	10,260
2030	3,328
Thereafter	2,553
$840,994

Overdrawn deposit accounts that have been reclassified to loans amounted to $0.1 million as of both September 30, 2026 and December 31, 2025.

Note 8. Borrowings

The Bank had outstanding term advances from the FHLBNY at September 30, 2026 and December 31, 2025 as indicated below.

FHLBNY Advances: As a member of the FHLBNY, the Bank has the ability to borrow from the FHLBNY based on a certain percentage of the value of the Bank's qualified collateral, as defined in the FHLBNY Statement of Credit Policy, at the time of the borrowing. In accordance with an agreement with the FHLBNY, the qualified collateral must be free and clear of liens, pledges and encumbrances.

The Bank had $646.1 million and $596.1 million of outstanding term advances from the FHLBNY at September 30, 2026 and December 31, 2025, respectively. The Bank had one overnight line of credit advance in the amount of $50.0 million from the FHLBNY at September 30, 2026 and no overnight line of credit advance from the FHLBNY at December 31, 2025.

FRBNY Advances: The Bank had no term and overnight line of credit advances outstanding from the FRBNY at September 30, 2026 and no term and overnight line of credit advances outstanding from the FRBNY at December 31, 2025.

Letters of Credit: The Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at September 30, 2026 and December 31, 2025.

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Borrowed funds at September 30, 2026 and December 31, 2025 consist of the following and are summarized by maturity and call date below:

	September 30, 2026			December 31, 2025
	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate	Scheduled Maturity	Redeemable at Call Date	Weighted Average Rate
	(Dollars in thousands)
Overnight line of credit advance	$50,000	$50,000	4.21%	$—	$—	—%
			.
FHLBNY Term advances ending:
2026	$225,000	$225,000	4.13%	$225,000	$225,000	4.20%
2027	212,000	212,000	3.44	212,000	212,000	3.44
2028	109,100	109,100	3.74	109,100	109,100	3.74
2029	100,000	100,000	3.50	50,000	50,000	3.35
	$696,100	$696,100	3.77%	$596,100	$596,100	3.78%

Interest expense on advances totaled $5.8 million and $5.1 million for the three months ended September 30, 2026 and 2025, and $16.4 million and $15.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 9. Earnings Per Common Share

The following table presents a reconciliation of the number of common shares used in the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands except share data)

Net income available to common stockholders	$17,968	$6,227	$34,523	$17,723
Common shares outstanding for basic EPS:
Weighted average common shares outstanding	24,187,901	24,000,948	24,177,446	23,983,560
Less: Weighted average unallocated Employee Stock Ownership Plan (ESOP) shares	1,101,009	1,234,753	1,134,196	1,267,940
Basic weighted average common shares outstanding	23,086,892	22,766,195	23,043,250	22,715,620
Basic earnings per common share	$0.78	$0.27	$1.50	$0.78
Potential dilutive common shares:
Add: Dilutive effect of restricted stock units and stock options	563,478	369,253	453,478	277,035
Diluted weighted average common shares outstanding	23,650,370	23,135,448	23,496,728	22,992,655
Diluted earnings per common share	$0.76	$0.27	$1.47	$0.77

Common and equivalent shares resulting from the dilutive effect of outstanding stock options are calculated using the treasury stock method based on the average market price of the Company's common stock during the period.

For the three and nine months ended September 30, 2026, 129,500 and 163,833 average stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2025, 100,000 and 256,000 average stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Note 10. Commitments, Contingencies and Credit Risk

Financial Instruments With Off-Balance-Sheet Risk: In the normal course of business, financial instruments with off-balance-sheet risk may be used to meet the financing needs of customers. These financial instruments include commitments to extend credit and letters of

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

credit. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized on the Consolidated Statements of Financial Condition. The contractual amounts of these instruments reflect the extent of involvement in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The same credit policies are used in making commitments and contractual obligations as for on-balance-sheet instruments. Financial instruments whose contractual amounts represent credit risk at September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Commitments to grant mortgage loans	$775,464	$395,388
Unfunded commitments under lines of credit	30,008	86,284
Total commitments	$805,472	$481,672

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

Repurchases, Indemnifications and Premium Recaptures: Loans sold by the Bank under investor programs are subject to repurchase or indemnification if they fail to meet the origination criteria of those programs. In addition, loans sold to investors are also subject to repurchase or indemnifications if the loan is two or three months delinquent during a set period which usually varies from six months to a year after the loan is sold. There are no open repurchase or indemnification requests for loans sold as a correspondent lender or where the Company acted as a broker in the transaction as of September 30, 2026.

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

Unfunded Commitments with Oaktree: In December of 2021, the Bank committed to invest $5.0 million in Oaktree SBIC Fund, L.P. ("Oaktree"). As of September 30, 2026, the total unfunded commitment was $1.7 million.

Unfunded Commitments with Silvergate: In April of 2022, the Company committed to invest $5.2 million in EJF Silvergate Ventures Fund LP ("Silvergate"). As of September 30, 2026, the total unfunded commitment was $1.3 million.

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

Mortgage Loans Held for Sale: Loans held for sale, at fair value, consists of loans originated for sale by the Bank and accounted for under the fair value option. These assets are valued using stated investor pricing for substantially equivalent loans as Level 2. In determining fair value, such measurements are derived based on observable market data, including whole-loan transaction pricing and similar market transactions adjusted for portfolio composition, servicing value and market conditions. Loans held for sale by the Bank are carried at fair value.

Under the fair value option, management has elected, on an instrument-by-instrument basis, fair value for substantially all forms of mortgage loans originated for sale on a recurring basis. As of September 30, 2026, the fair value carrying amount of mortgages held for sale measured under the fair value option was $3.7 million and the aggregate unpaid principal amounted to $3.6 million.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicate the level within the fair value hierarchy utilized to determine the fair value:

		September 30, 2026
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
Corporate bonds	$13,133	$787	$12,346	$—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	22,966	—	22,966	—
FHLMC Certificates	6,142	—	6,142	—
FNMA Certificates	37,162	—	37,162	—
GNMA Certificates	72	—	72	—
Mortgage Loans Held for Sale, at fair value	3,701	—	3,701	—
	$83,176	$787	$82,389	$—

		December 31, 2025
Description	Total	Level 1	Level 2	Level 3
	(in thousands)
Available-for-Sale Securities, at fair value:
U.S. Government Bonds	$2,979	$2,979	$—	$—
Corporate bonds	12,763	492	12,271	—
Mortgage-Backed Securities:
Collateralized Mortgage Obligations	26,346	—	26,346	—
FHLMC Certificates	7,125	—	7,125	—
FNMA Certificates	42,906	—	42,906	—
GNMA Certificates	77	—	77	—
Mortgage Loans Held for Sale, at fair value	3,388	—	3,388	—
	$95,584	$3,471	$92,113	$—

Management’s assessment and classification of an investment within a level can change over time based upon maturity or liquidity of the investment and would be reflected at the beginning of the quarter in which the change occurred.

The following tables detail the assets carried at fair value and measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy utilized to determine the fair value:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$18,596	$—	$—	$18,596
Premises held for sale	$1,750	$—	$—	$1,750

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Individually evaluated loans	$26,863	$—	$—	$26,863

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2026 and December 31, 2025, the carrying values and estimated fair values of the Company's financial instruments were as follows:

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2026
Financial assets:
Cash and cash equivalents	$132,211	$132,211	$—	$—	$132,211
Available-for-sale securities, at fair value	79,475	787	78,688	—	79,475
Held-to-maturity securities, at amortized cost, net	241,176	—	228,857	—	228,857
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,701	—	3,701	—	3,701
Loans receivable, net	3,081,101	—	—	3,017,126	3,017,126
Accrued interest receivable	21,624	—	21,624	—	21,624
FHLBNY stock	34,064	34,064	—	—	34,064
FRBNY stock	10,725	—	10,725	—	10,725
Financial liabilities:
Deposits:
Demand deposits	244,860	244,860	—	—	244,860
Interest-bearing deposits	1,281,854	1,281,854	—	—	1,281,854
Certificates of deposit	840,994	—	836,764	—	836,764
Borrowings	696,100	—	687,317	—	687,317
Accrued interest payable	3,862	—	3,862	—	3,862

	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$126,154	$126,154	$—	$—	$126,154
Available-for-sale securities, at fair value	92,196	3,471	88,725	—	92,196
Held-to-maturity securities, at amortized cost	272,982	—	268,875	—	268,875
Placement with banks	249	—	249	—	249
Mortgage loans held for sale, at fair value	3,388	—	3,388	—	3,388
Loans receivable, net	2,599,258	—	—	2,577,298	2,577,298
Accrued interest receivable	17,905	—	17,905	—	17,905
FHLBNY stock	29,309	29,309	—	—	29,309
FRBNY stock	10,698	—	10,698	—	10,698
Financial liabilities:
Deposits:
Demand deposits	208,250	208,250	—	—	208,250
Interest-bearing deposits	1,133,882	1,133,882	—	—	1,133,882
Certificates of deposit	704,503	—	704,205	—	704,205
Borrowings	596,100	—	595,031	—	595,031
Accrued interest payable	3,788	—	3,788	—	3,788

The Company recognizes transfers between levels of the valuation hierarchy at the end of the applicable reporting periods. There were no transfers of Level 3 assets in the fair value hierarchy at September 30, 2026 and December 31, 2025.

Off-Balance-Sheet Instruments: Loan commitments on which the committed interest rate is less than the current market rate are insignificant at September 30, 2026 and December 31, 2025.

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

Quantitative measures established by regulation require the maintenance of minimum amounts and ratios (set forth in the table below) of total risk-based and Tier 1 capital to risk-weighted assets (as defined), common equity Tier 1 capital (as defined), and Tier 1 capital to adjusted total assets (as defined). As of September 30, 2026 and December 31, 2025, the applicable capital adequacy requirements specified below have been met.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions including dividend payments and certain discretionary bonus payments to executive officers. The applicable capital buffer for the Bank was 8.98% at September 30, 2026 and 13.6% at December 31, 2025.

The most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, common equity risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There were no conditions or events since then of which management is aware that have changed the Bank's category.

The Company's and the Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 as compared to regulatory requirements are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2026
Ponce Financial Group, Inc.
Total Capital to Risk-Weighted Assets	$624,205	18.66%	$267,677	8.00%	$334,596	10.00%
Tier 1 Capital to Risk-Weighted Assets	590,817	17.66%	200,758	6.00%	267,677	8.00%
Common Equity Tier 1 Capital Ratio	365,817	10.93%	150,568	4.50%	217,487	6.50%
Tier 1 Capital to Total Assets	590,817	16.46%	143,576	4.00%	179,471	5.00%
Ponce Bank
Total Capital to Risk-Weighted Assets	$566,305	16.98%	$266,781	8.00%	$333,477	10.00%
Tier 1 Capital to Risk-Weighted Assets	532,917	15.98%	200,086	6.00%	266,781	8.00%
Common Equity Tier 1 Capital Ratio	532,917	15.98%	150,064	4.50%	216,760	6.50%
Tier 1 Capital to Total Assets	532,917	14.85%	143,571	4.00%	179,464	5.00%

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

As of September 30, 2026 and December 31, 2025, the Bank was in compliance with the applicable minimum capital requirements specified above.

Note 13. Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss is as follows:

	September 30, 2026
	December 31, 2025	Change	September 30, 2026
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(10,820)	$(1,825)	$(12,645)
Total	$(10,820)	$(1,825)	$(12,645)

Included in the $1.8 million change in accumulated other comprehensive loss were $2.7 million unrealized loss on securities, $2.2 million of income tax effect and $1.4 million in valuation allowance reduction, net, for deferred tax asset in net income.

	September 30, 2025
	December 31, 2024	Change	September 30, 2025
	(in thousands)
Unrealized losses on available-for-sale securities, net	$(15,297)	$3,711	$(11,586)
Total	$(15,297)	$3,711	$(11,586)

Note 14. Transactions with Related Parties

Directors, executive officers and non-executive officers of the Company have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Aggregate loan transactions with related parties for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$6,527	$8,256	$9,092	$7,671
Originations	3,761	675	3,861	1,400
Payments	(180)	(43)	(2,845)	(183)
Ending balance	$10,108	$8,888	$10,108	$8,888

Ponce Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The Company held deposits in the amount of $8.6 million from directors and executive officers at both September 30, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of the financial condition at September 30, 2026 and December 31, 2025, and results of operations for the three and nine months ended September 30, 2026 and 2025, is intended to assist in understanding the financial condition and results of operations of Ponce Financial Group, Inc. (the “Company”). The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the risk that the repurchase of Ponce Financial Group, Inc.’s Preferred Stock issued under the ECIP may not be consummated on the anticipated timeline, on the anticipated terms, or at all;
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

As a participant in the ECIP, the Company must comply with certain operating requirements. Specifically, the Company must adopt the Treasury's standards for executive compensation and luxury expenses for the period during which the Treasury holds equity issued under the ECIP. These restrictions may make it difficult to adequately compensate our management team, which could impact our ability to retain qualified management. Additionally, under the ECIP regulations, the Company cannot pay dividends or repurchase its common stock unless it meets certain income-based tests and has paid the required dividends on the Preferred Stock. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The earliest possible date by which a Threshold Condition may be met is June 30, 2026, which is the end of the sixteenth consecutive quarter following the Original Closing Date. The Company has met the Threshold Conditions to exercise the purchase option because the Company has reported sixteen consecutive quarters for which it has met the Deep Impact Condition. The Preferred Stock currently has a dividend rate of 0.5%.

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

The purchase option granted under the agreement is a freestanding financial instrument under GAAP. The Company analyzed the fair value of the repurchase option in accordance with ASC Topic 820 “Fair Value Measurements” and determined that the purchase option value is de minimis as of December 20, 2024, December 31, 2025 and September 30, 2026.

CDFI Financial Assistance Award

On February 6, 2025, the Bank received a $1.3 million grant from the U.S. Treasury as part of the CDFI Financial Assistance Award Program. This award is given to CDFIs to support their operations and expand services in economically distressed communities.

Banking Development District and Community Bank Deposit Program

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

In addition, on May 20, 2026, the Bank received $20.0 million from the Community Bank Deposit Program.

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

Allowance for credit losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), was a critical accounting policy in the preparation of the consolidated financial statements as of and for the period ended September 30, 2026.

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

If our loss rate factor was to increase 10 basis points, our reserve would increase by approximately $3.1 million. Likewise, if our loss rate factor was to decrease 10 basis points, our reserve would decrease by approximately $3.1 million.

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

Deferred Tax Asset Valuation Allowance. Management has been actively monitoring and evaluating the realizability of the New York State and New York City deferred tax assets over multiple reporting periods. Given the significant impact of the loan subtraction modification and apportionment on New York financial taxable income, management determined that it was appropriate to defer any decision regarding the release of the valuation allowance until the 2025 tax returns were filed and actual tax return data could be incorporated into the analysis, rather than relying on estimated amounts.

Following the filing of the 2025 tax returns in the third quarter of 2026, management updated its analysis to reflect actual filed return information and reassessed the realizability of the deferred tax assets. Based on this updated evaluation, management reached the conclusion outlined below.

After weighing all available positive and negative evidence in accordance with ASC 740, Management concluded that the positive evidence outweighs the negative evidence, particularly in light of the Company’s sustained New York State and New York City taxable income, demonstration of utilization of net operating loss carryforwards, and projected future earnings.

Accordingly, Management determined that it is more likely than not that the Company will realize its New York State and New York City deferred tax assets as of September 30, 2026. As a result, the Company released the full valuation allowance previously recorded against its New York State and New York City deferred tax assets, including amounts related to both continuing operations and accumulated other comprehensive income (“AOCI”), in the third quarter 2026.

The valuation allowance release was measured based on the beginning-of-year deferred tax asset balances and recorded as a discrete benefit within income tax expense in continuing operations in the third quarter of 2026. This treatment is consistent with ASC 740-10-45-20, which requires that changes in valuation allowances resulting from changes in realizability assessments be recognized in continuing operations, even when the underlying deferred tax assets originated in AOCI.

For the three and nine months ended September 30, 2026, the Company recognized a $10.5 million valuation allowance release against its New York State and New York City deferred tax assets. The $10.5 million release includes $1.4 million related to deferred tax assets on unrealized losses on available-for-sale securities, which, in accordance with GAAP, was recognized in income tax expense rather than other comprehensive income.

Real Property Held for Sale

During the July 2026 meeting of the Board of Directors, management presented to the Board of Directors an offer that the Company had received to sell its Flushing office located at 135-12 Northern Boulevard. The Company had been working with a broker with an offer from a third party. Management believes that all the criteria has been met to move the real property from Premises and equipment to assets held for sale. For the three months ended September 30, 2026, the Company recognized a mark-to-market loss on real property held for sale of $1.2 million reported as non-interest income in the Consolidated Statement of Operations.

Company's Growth

The Company continues its relationship with Raisin Solutions US LLC ("Raisin"), a fintech that focuses on gathering deposits for financial institutions through the Internet. As of September 30, 2026 and December 31, 2025, the Company had $657.7 million and $643.9 million, respectively, in such deposits, which the Company classifies as core deposits.

Because the Company, through Ponce Bank, is an MDI and a CDFI, deposits made by other financial institutions may be treated as CRA credits by those depository institutions.

At December 31, 2018, the first year after our initial public offering, the Company had approximately $1.06 billion in assets, $918.5 million in loans, net of allowance for credit losses of $12.7 million, and $809.8 million in deposits. The Company has since grown to $3.69 billion in assets, $3.08 billion in loans, net of allowance for credit losses of $29.2 million, and $2.37 billion in deposits at September 30, 2026, all while investing in infrastructure, implementing digital banking and diversifying its product offering. Now, the Company believes that it is poised to enhance its presence, locally and in similar communities outside New York, as a leading CDFI and MDI financial institution holding company.

Asset Quality Ratios

The table below indicates the Key Metrics at or for the three months ended:

	At or for the Three Months Ended
	September 30,	December 31,	September 30,
	2026	2025	2025
Allowance for credit losses on loans as a percentage of total loans	0.94%	0.97%	0.98%
Allowance for credit losses on loans as a percentage of nonperforming loans (1)	156.85%	94.74%	88.88%
Net (charge-offs) recoveries to average outstanding loans (2)	(0.05%)	(0.13%)	(0.03%)
Non-performing assets as a percentage of total assets	0.50%	0.83%	0.88%
(1)
Allowance for credit losses on loans as a percentage of nonperforming loans increased for the three months ended September 30, 2026 as a result of an increase in allowance for credit losses on loans to $29.2 million and a decrease in nonperforming loans to $18.6 million.
(2)
Annualized.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total consolidated assets increased $462.7 million, or 14.4%, to $3.69 billion at September 30, 2026 from $3.22 billion at December 31, 2025. The increase in total assets is largely attributable to increases of $481.8 million in net loans receivable, $14.3 million in deferred tax assets, primarily as a result of a $10.5 million valuation allowance released, $6.1 million in cash and cash equivalents, $4.8 million in Federal Home Loan Bank of New York stock, $3.7 million in accrued interest receivable and $2.2 million in other assets, partially offset by decreases of $31.8 million in held-to-maturity securities, $12.7 million in available-for-sale securities, $4.7 million in premises and equipment, net, and $1.3 million in right of use assets. The $4.7 million decrease in premises and equipment, net was largely attributable to $1.8 million of real property that was reclassified to held for sale and is reflected in other assets in the Consolidated Statements of Financial Condition and a $1.2 million loss on real property that is reflected in total non-interest income in the Consolidated Statements of Operations.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.1 million, or 4.8%, to $132.2 million at September 30, 2026, compared to $126.2 million at December 31, 2025. The increase in cash and cash equivalents was primarily the result of an increase of $321.1 million in net deposits, $100.0 million in net proceeds in borrowings, $41.9 million in proceeds from maturities and principal repayment on securities and $10.9 million from sale of loans. The increase in cash and cash equivalents was offset primarily by increases of $497.7 million in net loans, $4.8 million in net (purchases) redemption of FHLBNY stock and $3.7 million in accrued interest receivables.

Securities. The Company securities portfolio decreased $12.7 million, or 13.8%, to $79.5 million in available-for-sale at September 30, 2026 from $92.2 million at December 31, 2025 and decreased $31.8 million, or 11.7%, to $241.2 million in held-to-maturity at September 30, 2026 from $273.0 million at December 31, 2025. The decrease in the securities portfolio was primarily due to regular principal payments and the maturity of one available-for-sale security in the amount of $3.0 million.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2026 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust. The weighted average yield is calculated based on the yield to maturity weighted for the size of each debt security over the entire portfolio of debt securities. The weighted average yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale Securities:
Corporate Bonds	$—	—%	$7,000	6.61%	$6,500	3.90%	$—	—%	$13,500	$13,133	5.31%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	—	—	—	—	—	—%	28,421	1.46%	28,421	22,966	1.46%
FHLMC Certificates	—	—	—	—	7,103	1.15%	—	—%	7,103	6,142	1.15%
FNMA Certificates	—	—	—	—	6,943	1.53%	39,883	1.80%	46,826	37,162	1.76%
GNMA Certificates	—	—	—	—	—	—%	71	5.89%	71	72	5.89%
Total available-for-sale securities	$—	—%	$7,000	6.61%	$20,546	2.15%	$68,375	1.66%	$95,921	$79,475	2.13%
Held-to-Maturity Securities:
Corporate Bonds	$—	—%	$—	—%	$7,500	6.40%	$—	—%	7,500	$7,377	6.40%
Mortgage-Backed Securities
Collateralized Mortgage Obligations (1)	1,879	3.36%	—	—	—	—%	138,869	4.03%	140,748	133,566	4.02%
FHLMC Certificates	—	—	—	—	—	—%	2,901	4.78%	2,901	2,785	4.78%
FNMA Certificates	—	—	2,401	3.49%	3,130	3.38%	75,005	4.28%	80,536	75,378	4.22%
SBA Certificates	—	—	—	—	3,517	4.35%	6,180	4.52%	9,697	9,751	4.46%
Allowance for Credit Losses	—	—	—	—	—	—%	—	—%	(206)	—	—
Total held-to-maturity securities	$1,879	3.36%	$2,401	3.49%	$14,147	5.22%	$222,955	4.14%	$241,176	$228,857	4.19%

(1)
Comprised of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Ginnie Mae (“GNMA”) issued securities.

Gross Loans Receivable. The composition of gross loans receivable at September 30, 2026 and at December 31, 2025 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2026		December 31, 2025		Increase (Decrease)
	Amount	Percent	Amount	Percent	Dollars	Percent
	(Dollars in thousands)
Mortgage loans:
1-4 Family residential (1)	$413,064	13.3%	$434,374	16.6%	(21,310)	(4.9%)
Multifamily residential	1,051,642	33.8%	756,542	28.8%	295,100	39.0%
Nonresidential properties	557,449	17.9%	526,210	20.1%	31,239	5.9%
Construction and land	1,016,809	32.6%	854,096	32.5%	162,713	19.1%
Total mortgage loans	3,038,964	97.5%	2,571,222	98.0%	467,742	18.2%
Non-mortgage loans:
Business loans	75,852	2.4%	53,063	2.0%	22,789	42.9%
Consumer loans	581	—%	625	—%	(44)	(7.0%)
Total non-mortgage loans	76,433	2.5%	53,688	2.0%	22,745	42.4%
Total	$3,115,397	100.0%	$2,624,910	100.0%	$490,487	18.7%

(1)
Includes both investor owned and owner occupied 1-4 family residential properties combined, which were previously reported separately.

Contractual Maturities. The following table sets forth the contractual maturities of the Bank’s total loan portfolio, excluding mortgage loans held for sale, at September 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At September 30, 2026
	One year or less	More than one year to five years	More than five to fifteen years	More than fifteen years	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$2,969	$12,338	$167,028	$230,729	$413,064
Multifamily residential	182,981	184,931	426,184	257,546	1,051,642
Nonresidential properties	38,602	127,521	365,941	25,385	557,449
Construction and land	528,899	487,910	—	—	1,016,809
Total mortgage loans	753,451	812,700	959,153	513,660	3,038,964
Nonmortgage loans:
Business loans	42,659	11,218	18,840	3,135	75,852
Consumer loans	104	477	—	—	581
Total nonmortgage loans	42,763	11,695	18,840	3,135	76,433
Total	$796,214	$824,395	$977,993	$516,795	$3,115,397

The following table sets forth the Bank's fixed and adjustable-rate loans at September 30, 2026 that are contractually due after September 30, 2027.

	Due After September 30, 2027
	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
1-4 family residential	$17,918	$392,177	410,095
Multifamily residential	39,646	829,015	868,661
Nonresidential properties	7,866	510,981	518,847
Construction and land	39,562	448,348	487,910
Total mortgage loans	104,992	2,180,521	2,285,513
Nonmortgage loans:
Business loans	5,364	27,829	33,193
Consumer loans	465	12	477
Total nonmortgage loans	5,829	27,841	33,670
Total	$110,821	$2,208,362	$2,319,183

Based on current internal loan reviews, the Company believes that the quality of our underwriting, our weighted average loan-to-value ratio of 50.2% and our customer selection processes have served us well and provided us with a reliable base with which to maintain a well-protected loan portfolio.

Multifamily residential loans increased $295.1 million, or 39.0%, when compared to December 31, 2025. The majority of the increases in multifamily residential loans were from loans that were refinanced from construction and land loans to new permanent loan facilities.

Construction and land loans increased $162.7 million, or 19.1%, when compared to December 31, 2025. The $162.7 million increase in construction and land mortgage loans is related to a combination of funding of existing commitments prior to 2026 and new commitments, offset by loans that were refinanced from construction and land loans to new permanent loan facilities.

Our commitments to grant new mortgage loans increased by $380.1 million as of September 30, 2026 compared to December 31, 2025. See Note 10 ("Commitments, Contingencies and Credit Risk") of Notes to the Consolidated Financial Statements.

The Company had 83 construction and land mortgage loans with balances of $1.02 billion as indicated in the table above. Of those loans, 25 loans with aggregate balances of $439.6 million, or 43.2%, of the total, have a percentage of completion of 80% or more. Within those 25 loans there are 16 loans with balances of $262.0 million that are 100% completed and received their certificates of occupancy.

Commercial real estate loans, as defined by applicable banking regulations, include multifamily residential, nonresidential properties, and construction and land mortgage loans. At September 30, 2026 and December 31, 2025, approximately 2.3% and 3.1%, respectively, of the outstanding principal balance of the Bank’s commercial real estate mortgage loans were secured by owner-occupied commercial real estate. Owner-occupied commercial real estate is similar in many ways to commercial and industrial lending in that these loans are generally made to businesses predominantly on the basis of the cash flows of the business rather than on valuation of the real estate.

Banking regulations have established guidelines relating to the amount of construction and land mortgage loans and investor- owned commercial real estate mortgage loans of 100% and 300% of total risk-based capital, respectively. Should a bank’s ratios be in excess of these guidelines, banking regulations generally require an increased level of monitoring in these lending areas by bank management. The Bank’s policy is to operate with up to a 350% ratio for construction and land mortgage loans and up to 550% for investor-owned commercial real estate mortgage loans. Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total risk-based capital. At September 30, 2026 and December 31, 2025, the Bank’s construction and land mortgage loans as a percentage of total risk-based capital was 178.4% and 156.7%, respectively. Investor-owned commercial real estate mortgage loans as a percentage of total risk-based capital was 462.5% and 393.1% as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Bank was above the 100% guidelines established by the banking regulations and under the 350% guidelines set by the Bank for construction and land mortgage loans and above the 300% guideline established by banking regulators but under the 550% guidelines set by the Bank for investor owned commercial real estate mortgage loans. Management believes that it has established the appropriate level of controls to monitor the Bank’s lending in these areas.

Allocation of Allowance for Credit Losses. The table below presents a breakdown of the allowance for credit losses by loan class.

	September 30, 2026		December 31, 2025
		Percent of Loans		Percent of Loans
	Allowance for	in Each Category	Allowance for	in Each Category
	Credit Losses	to Total Loans	Credit Losses	to Total Loans
	(in thousands)
Mortgage loans:
1-4 family residential	$4,978	13.3%	$3,873	16.6%
Multifamily residential	9,505	33.8%	9,041	28.8%
Nonresidential properties	4,932	17.9%	4,353	20.1%
Construction and land	8,259	32.6%	6,149	32.5%
Total mortgage loans	27,674	97.5%	23,416	98.0%
Nonmortgage loans:
Business loans	1,477	2.4%	2,017	2.0%
Consumer loans	17	—%	16	—%
Total nonmortgage loans	1,494	2.5%	2,033	2.0%
Total	$29,168	100.0%	$25,449	100.0%

Loans Held For Sale. Loans held for sale, at fair value, at September 30, 2026 increased $0.3 million, or 9.2%, to $3.7 million from $3.4 million at December 31, 2025.

Deposits. The composition of deposits at September 30, 2026 and December 31, 2025 and changes in dollars and percentages are summarized as follows:

	September 30, 2026		December 31, 2025		Increase (Decrease)
		Percent		Percent
	Amount	of Total	Amount	of Total	Dollars	Percent
	(Dollars in thousands)
Demand	$244,860	10.4%	$208,250	10.2%	$36,610	17.6%
Interest-bearing deposits:
NOW/IOLA accounts	76,392	3.2%	84,012	4.1%	(7,620)	(9.1%)
Money market accounts	898,719	38.0%	779,532	38.1%	119,187	15.3%
Reciprocal deposits	188,016	7.9%	152,630	7.5%	35,386	23.2%
Savings accounts	118,727	5.0%	117,708	5.8%	1,019	0.9%
Total NOW, money market, reciprocal and savings	1,281,854	54.1%	1,133,882	55.4%	147,972	13.1%
Certificates of deposit of $250K or more	202,702	8.6%	202,500	9.9%	202	0.1%
Brokered certificates of deposit (1)	144,569	6.1%	67,942	3.3%	76,627	112.8%
Listing service deposits (1)	994	—%	4,150	0.2%	(3,156)	(76.0%)
Certificates of deposit less than $250K	492,729	20.8%	429,911	21.0%	62,818	14.6%
Total certificates of deposit	840,994	35.5%	704,503	34.4%	136,491	19.4%
Total interest-bearing deposits	2,122,848	89.6%	1,838,385	89.8%	284,463	15.5%
Total deposits	$2,367,708	100.0%	$2,046,635	100.0%	$321,073	15.7%

(1)
At September 30, 2026 and December 31, 2025, there were no individual listing service deposits amounting to $250,000 or more, and no individual brokered certificates of deposit amounting to $250,000 or more.

When wholesale funding is necessary to complement the Company's core deposit base, management determines which source is best suited to address both liquidity risk and interest rate risk in line with management objectives. The Company’s Interest Rate Risk Policy imposes limitations on overall wholesale funding and noncore funding reliance. The overall reliance on wholesale funding and noncore funding were within those policy limitations as of September 30, 2026 and December 31, 2025. The Management Asset/Liability Committee generally meets on a monthly basis to review funding needs, if any, and to ensure the Company operates within the approved limitations.

The following table sets forth the average balance and weighted average rate of deposits for the periods indicated.

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW/IOLA	$76,737	3.5%	0.69%	$73,034	3.6%	0.64%
Money market	1,029,534	46.4%	3.65%	884,115	43.5%	4.11%
Savings	120,029	5.4%	0.10%	118,656	5.8%	0.09%
Certificates of deposit	752,638	33.9%	3.64%	754,531	37.2%	3.84%
Interest-bearing deposits	1,978,938	89.2%	3.32%	1,830,336	90.2%	3.60%
Non-interest bearing demand	239,239	10.8%	—%	199,978	9.8%	—%
Total deposits	$2,218,177	100.0%	2.96%	$2,030,314	100.0%	3.25%

The following table presents the time deposits with balances exceeding the $250,000 Federal Deposits Insurance Corporation ("FDIC") insurance limit by maturity at September 30, 2026.

Maturity Period:	(in thousands)
Three months or less	$75,002
Over three months through six months	66,652
Over six months through one year	40,301
More than one year	20,747
Total	$202,702

At September 30, 2026, the portion of uninsured deposits in excess of $250,000 FDIC insurance limit was $471.1 million.

Borrowings. The Bank had outstanding borrowings at September 30, 2026 and December 31, 2025 of $646.1 million and $596.1 million in term advances from the FHLBNY. The Bank had one overnight line of credit advance in the amount of $50.0 million from the FHLBNY at September 30, 2026 and no overnight line of credit advance from the FHLBNY at December 31, 2025. Additionally, the Bank had two unsecured lines of credit in the amount of $75.0 million with two correspondent banks for both periods at September 30, 2026 and December 31, 2025. The Bank did not have any term and overnight line of credit advances from the FRBNY at September 30, 2026 and December 31, 2025.

Stockholders’ Equity. The Company’s consolidated stockholders’ equity increased $36.7 million, or 6.8%, to $578.3 million as of September 30, 2026 from $541.5 million as of December 31, 2025. The $36.7 million increase in stockholders’ equity was largely attributable to $35.4 million in net income, $1.9 million impact to additional paid in capital as a result of share-based compensation, $1.9 million from release of ESOP shares and $0.2 million from exercise of stock options, offset by $1.8 million in other comprehensive loss and $0.8 million related to the dividend paid on preferred shares during the nine months ended September 30, 2026.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

The discussion of the Company’s results of operations for the three months ended September 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $18.0 million for the three months ended September 30, 2026 compared to net income available to common stockholders of $6.2 million for the three months ended September 30, 2025. Earnings per basic share was $0.78 and diluted share was $0.76 for the three months ended September 30, 2026 compared to earnings per basic and diluted share of $0.27 for the three months ended September 30, 2025. The $11.7 million increase of net income available to common stockholders from the three months ended September 30, 2025, was due to an increase of $8.7 million in net interest income and a benefit of $8.1 million for income taxes as a result of a $10.5 million valuation allowance release, offset by increases of $2.6 million in non-interest expense and $1.9 million in provision for credit losses and a decrease of $0.6 million in non-interest income. Net income for the three months ended September 30, 2026 and 2025, which excludes $0.3 million and $0.3 million, respectively, in dividends on preferred shares, were $18.2 million and $6.5 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$57,504	$46,847	$10,657	22.8%
Interest expense	23,515	21,599	1,916	8.9%
Net interest income	33,989	25,248	8,741	34.6%
Provision for credit losses	3,219	1,364	1,855	136.0%
Net interest income after provision for credit losses	30,770	23,884	6,886	28.8%
Non-interest income	850	1,492	(642)	(43.0%)
Non-interest expense	19,236	16,618	2,618	15.8%
Income before income taxes	12,384	8,758	3,626	41.4%
(Benefit) provision for income taxes	(5,865)	2,250	(8,115)	(360.7%)
Net income	$18,249	$6,508	$11,741	180.4%
Dividends on preferred shares	281	281	—	—%
Net income available to common stockholders	$17,968	$6,227	$11,741	188.6%
Earnings per common share:
Basic	$0.78	$0.27	$0.51	188.9%
Diluted	$0.76	$0.27	$0.49	181.5%

Interest and Dividend Income. Interest and dividend income increased $10.7 million, or 22.8%, to $57.5 million for the three months ended September 30, 2026 from $46.8 million for the three months ended September 30, 2025. Interest income on loans receivable, which is the Company’s primary source of income, increased $11.4 million, or 27.5%, to $52.9 million for the three months ended September 30, 2026 from $41.5 million for the three months ended September 30, 2025.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $0.8 million or 14.3%, to $4.6 million for the three months ended September 30, 2026 from $5.4 million for the three months ended September 30, 2025. The decrease was primarily attributable to decreases of $0.8 million in interest on securities and $0.1 million in interest on deposits due from banks, offset by an increase of $0.2 million in dividend on FHLBNY and FRBNY stocks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$7,162	$6,649	$513	7.7%
Multifamily residential	15,729	11,436	4,293	37.5%
Nonresidential properties	9,964	6,646	3,318	49.9%
Construction and land	18,116	15,100	3,016	20.0%
Business loans	1,927	1,636	291	17.8%
Consumer loans	12	19	(7)	(36.8%)
Total interest income on loans receivable	$52,910	$41,486	$11,424	27.5%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$901	$978	$(77)	(7.9%)
Interest on securities	3,067	3,913	(846)	(21.6%)
Dividend on FHLBNY and FRBNY stocks	626	470	156	33.2%
Total interest and dividend income	$4,594	$5,361	$(767)	(14.3%)

Interest Expense. Interest expense increased $1.9 million, or 8.9%, to $23.5 million for the three months ended September 30, 2026 from $21.6 million for the three months ended September 30, 2025.

The following table presents interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$7,313	$6,553	$760	11.6%
Money market	10,254	9,831	423	4.3%
Savings	31	28	3	10.7%
NOW/IOLA	145	137	8	5.8%
Borrowings	5,772	5,050	722	14.3%
Total interest expense	$23,515	$21,599	$1,916	8.9%

Net Interest Income. Net interest income increased $8.7 million, or 34.6%, to $34.0 million for the three months ended September 30, 2026 from $25.2 million for the three months ended September 30, 2025. The $8.7 million increase in net interest income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to an increase of $10.7 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $1.9 million in interest expense.

Net interest rate spread increased by 60 basis points to 3.11% for the three months ended September 30, 2026 from 2.51% for the three months ended September 30, 2025. The increase in the net interest rate spread for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in the average yields on interest-earning assets of 41 basis points to 6.53% for the three months ended September 30, 2026 from 6.12% for the three months ended September 30, 2025, and a decrease in the average rates paid on interest-bearing liabilities of 19 basis points to 3.42% for the three months ended September 30, 2026 from 3.61% for the three months ended September 30, 2025.

Net interest margin increased 56 basis points for the three months ended September 30, 2026, to 3.86% from 3.30% for the three months ended September 30, 2025.

Non-Interest Income. Non-interest income decreased $0.6 million, or 43.0%, to $0.9 million for the three months ended September 30, 2026 from $1.5 million for the three months ended September 30, 2025. The $0.6 million decrease in non-interest income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was largely attributable to a loss of $1.2 million on real property held for sale recognized in the third quarter of 2026, $0.4 million in grant income recognized in the third quarter of 2025 and a decrease of $0.2 million in late and prepayment charges, offset by an increase of $1.0 million in other non-interest income, which includes a $0.4 million gain from the Company’s investment in Oaktree and Silvergate funds.

The following table presents non-interest income for the periods indicated:

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$611	$539	$72	13.4%
Brokerage commissions	—	8	(8)	(100.0%)
Late and prepayment charges	232	385	(153)	(39.7%)
Income on sale of mortgage loans	188	166	22	13.3%
Grant income	—	429	(429)	(100.0%)
Loss on real property held for sale	(1,166)	—	(1,166)	—%
Other	985	(35)	1,020	*
Total non-interest income	$850	$1,492	$(642)	(43.0%)

* represents more than 100%.

Non-Interest Expense. Non-interest expense increased $2.6 million, or 15.8%, to $19.2 million for the three months ended September 30, 2026 from $16.6 million for the three months ended September 30, 2025. The $2.6 million increase in non-interest expense was mainly attributable to an increase of $2.6 million in compensation and benefits as a result of new hires.

The following table presents non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,509	$7,868	$2,641	33.6%
Occupancy and equipment	3,879	3,934	(55)	(1.4%)
Data processing expenses	1,202	1,296	(94)	(7.3%)
Direct loan expenses	89	155	(66)	(42.6%)
Insurance and surety bond premiums	332	318	14	4.4%
Office supplies, telephone and postage	147	170	(23)	(13.5%)
Professional fees	1,305	1,409	(104)	(7.4%)
Marketing and promotional expenses	144	184	(40)	(21.7%)
Federal deposit insurance and regulatory assessment	495	266	229	86.1%
Other operating expenses	1,134	1,018	116	11.4%
Total non-interest expense	$19,236	$16,618	$2,618	15.8%

Income Tax Provision. The Company had a benefit for income taxes of $5.9 million for the three months ended September 30, 2026 compared to a provision for income taxes of $2.3 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, the Company recognized a $10.5 million valuation allowance release against its New York State and New York City deferred tax assets.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$3,025,085	52,910	6.94%	$2,499,268	$41,486	6.59%
Securities (3)	332,919	3,067	3.65%	418,513	3,913	3.71%
Other (4)	133,827	1,527	4.53%	119,262	1,448	4.82%
Total interest-earning assets	3,491,831	57,504	6.53%	3,037,043	46,847	6.12%
Non-interest-earning assets	97,667			96,095
Total assets	$3,589,498			$3,133,138
Interest-bearing liabilities:
NOW/IOLA	$76,801	$145	0.75%	$78,526	$137	0.69%
Money market	1,109,784	10,254	3.67%	958,277	9,831	4.07%
Savings	119,109	31	0.10%	119,159	28	0.09%
Certificates of deposit	794,477	7,313	3.65%	698,019	6,553	3.72%
Total deposits	2,100,171	17,743	3.35%	1,853,981	16,549	3.54%
Borrowings	624,361	5,772	3.67%	521,100	5,050	3.84%
Total interest-bearing liabilities	2,724,532	23,515	3.42%	2,375,081	21,599	3.61%
Non-interest-bearing liabilities:
Non-interest-bearing demand	251,823	—		199,922	—
Other non-interest-bearing liabilities	43,730	—		31,406	—
Total non-interest-bearing liabilities	295,553	—		231,328	—
Total liabilities	3,020,085	23,515		2,606,409	21,599
Total equity	569,413			526,729
Total liabilities and total equity	$3,589,498		3.42%	$3,133,138		3.61%
Net interest income		$33,989			$25,248
Net interest rate spread (5)			3.11%			2.51%
Net interest-earning assets (6)	$767,299			$661,962
Net interest margin (7)			3.86%			3.30%
Average interest-earning assets to interest-bearing liabilities			128.16%			127.87%

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

	For the Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$8,728	$2,696	$11,424
Securities (2)	(800)	(46)	(846)
Other	177	(98)	79
Total interest-earning assets	8,105	2,552	10,657
Interest-bearing liabilities:
NOW/IOLA	(3)	11	8
Money market	1,554	(1,131)	423
Savings	—	3	3
Certificates of deposit	906	(146)	760
Total deposits	2,457	(1,263)	1,194
Borrowings	1,001	(279)	722
Total interest-bearing liabilities	3,458	(1,542)	1,916
Change in net interest income	$4,647	$4,094	$8,741

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The discussion of the Company’s results of operations for the nine months ended September 30, 2026 and 2025 are presented below. The results of operations for interim periods may not be indicative of future results.

Overview. Net income available to common stockholders was $34.5 million for the nine months ended September 30, 2026 compared to net income available to common stockholders of $17.7 million for the nine months ended September 30, 2025. Earnings per basic share was $1.50 and diluted share was $1.47 for the nine months ended September 30, 2026 compared to earnings per basic share of $0.78 and diluted share of $0.77 for the nine months ended September 30, 2025. The $16.8 million increase of net income available to common stockholders from the nine months ended September 30, 2025, was due to an increase of $20.4 million in net interest income and a benefit of $6.5 million for income taxes as a result of a $10.5 million valuation allowance release, offset by increases of $4.3 million in provision for credit losses and $4.2 million in non-interest expense and a decrease of $1.5 million in non-interest income. Net income for the nine months ended September 30, 2026 and 2025 which excludes $0.8 million and $0.8 million, respectively, in dividends on preferred shares, were $35.4 million and $18.6 million, respectively.

The following table presents the results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Dollars	Percent
	(Dollars in thousands)
Interest and dividend income	$157,818	$136,704	$21,114	15.5%
Interest expense	65,542	64,827	715	1.1%
Net interest income	92,276	71,877	20,399	28.4%
Provision (benefit) for credit losses	7,023	2,705	4,318	159.6%
Net interest income after provision (benefit) for credit losses	85,253	69,172	16,081	23.3%
Non-interest income	4,419	5,933	(1,514)	(25.5%)
Non-interest expense	54,611	50,375	4,236	8.4%
Income before income taxes	35,061	24,730	10,331	41.8%
(Benefit) provision for income taxes	(306)	6,163	(6,469)	(105.0%)
Net income	35,367	18,567	16,800	90.5%
Dividends on preferred shares	844	844	—	—%
Net income available to common stockholders	$34,523	$17,723	$16,800	94.8%
Earnings per common share:
Basic	$1.50	$0.78	$0.72	92.3%
Diluted	$1.47	$0.77	$0.70	90.9%

Interest and Dividend Income. Interest and dividend income increased $21.1 million, or 15.5%, to $157.8 million for the nine months ended September 30, 2026 from $136.7 million for the nine months ended September 30, 2025. Interest income on loans receivable, which is the Company’s primary source of income, increased $24.8 million, or 20.9%, to $143.7 million for the nine months ended September 30, 2026 from $118.9 million for the nine months ended September 30, 2025.

Total interest and dividend income on securities, FHLBNY stock and deposits due from banks decreased $3.7 million, or 20.8%, to $14.1 million for the nine months ended September 30, 2026 from $17.8 million for the nine months ended September 30, 2025. The decrease was primarily attributable to decreases of $3.2 million in interest on securities and $0.8 million in interest on deposits due from banks, offset by an increase of $0.3 million in dividend on FHLBNY and FRBNY stocks.

The following table presents interest income on loans receivable for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
1-4 Family residential	$20,434	$20,910	$(476)	(2.3%)
Multifamily residential	40,917	30,751	10,166	33.1%
Nonresidential properties	28,032	18,060	9,972	55.2%
Construction and land	48,418	45,351	3,067	6.8%
Business loans	5,889	3,779	2,110	55.8%
Consumer loans	37	62	(25)	(40.3%)
Total interest income on loans receivable	$143,727	$118,913	$24,814	20.9%

The following table presents interest and dividend income on securities and FHLBNY stock and deposits due from banks for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Interest on deposits due from banks	$2,625	$3,453	$(828)	(24.0%)
Interest on securities	9,474	12,680	(3,206)	(25.3%)
Dividend on FHLBNY and FRBNY stocks	1,992	1,658	334	20.1%
Total interest and dividend income	$14,091	$17,791	$(3,700)	(20.8%)

Interest Expense. Interest expense increased $0.7 million, or 1.1%, to $65.5 million for the nine months ended September 30, 2026 from $64.8 million for the nine months ended September 30, 2025.

The following table presents interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Certificates of deposit	$20,513	$21,689	$(1,176)	(5.4%)
Money market	28,120	27,172	948	3.5%
Savings	87	84	3	3.6%
NOW/IOLA	397	352	45	12.8%
Borrowings	16,425	15,530	895	5.8%
Total interest expense	$65,542	$64,827	$715	1.1%

Net Interest Income. Net interest income increased $20.4 million, or 28.4%, to $92.3 million for the nine months ended September 30, 2026 from $71.9 million for the nine months ended September 30, 2025. The $20.4 million increase in net interest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to an increase of $21.1 million in total interest and dividend income primarily due to increases in average loans receivable, offset by an increase of $0.7 million in interest expense.

Net interest rate spread increased by 57 basis points to 2.96% for the nine months ended September 30, 2026 from 2.39% for the nine months ended September 30, 2025. The increase in the net interest rate spread for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in the average yields on interest-earning assets of 31 basis points to 6.36% for the nine months ended September 30, 2026 from 6.05% for the nine months ended September 30, 2025, and a decrease in the average rates paid on interest-bearing liabilities of 26 basis points to 3.40% for the nine months ended September 30, 2026 from 3.66% for the nine months ended September 30, 2025.

Net interest margin increased 54 basis points for the nine months ended September 30, 2026, to 3.72% from 3.18% for the nine months ended September 30, 2025.

Non-Interest Income. Non-interest income decreased $1.5 million, or 25.5%, to $4.4 million for the nine months ended September 30, 2026 from $5.9 million for the nine months ended September 30, 2025. The $1.5 million decrease in non-interest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was largely attributable to $1.2 million loss on real property held for sale, $0.8 million in grant income that was recognized during the nine months ended September 30, 2025, decreases of $0.5 million in late and prepayment charges and $0.4 million in income on sale of SBA loans, offset by increases of $1.3 million in other non-interest income and $0.2 million in service charges and fees.

The following table presents non-interest income for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$1,750	$1,575	$175	11.1%
Brokerage commissions	—	12	(12)	(100.0%)
Late and prepayment charges	1,096	1,612	(516)	(32.0%)
Income on sale of mortgage loans	469	483	(14)	(2.9%)
Income on sale of SBA loans	—	404	(404)	(100.0%)
Grant income	—	857	(857)	(100.0%)
Loss on real property held for sale	(1,166)	—	(1,166)	—%
Other	2,270	990	1,280	129.3%
Total non-interest income	$4,419	$5,933	$(1,514)	(25.5%)

Non-Interest Expense. Non-interest expense increased $4.2 million, or 8.4%, to $54.6 million for the nine months ended September 30, 2026 from $50.4 million for the nine months ended September 30, 2025. The $4.2 million increase in non-interest expense was mainly attributable to an increase of $5.0 million in compensation and benefits as a result of new hires, partially offset by decreases of $0.4 million in direct loan expenses, $0.3 million in occupancy and equipment and $0.1 million in other non-interest expense.

The following table presents non-interest expense for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$28,242	$23,275	$4,967	21.3%
Occupancy and equipment	11,452	11,754	(302)	(2.6%)
Data processing expenses	3,616	3,636	(20)	(0.6%)
Direct loan expenses	397	784	(387)	(49.4%)
Insurance and surety bond premiums	997	930	67	7.2%
Office supplies, telephone and postage	492	514	(22)	(4.3%)
Professional fees	4,121	4,140	(19)	(0.5%)
Marketing and promotional expenses	562	533	29	5.4%
Federal deposit insurance and regulatory assessment	1,312	1,273	39	3.1%
Other operating expenses	3,420	3,536	(116)	(3.3%)
Total non-interest expense	$54,611	$50,375	$4,236	8.4%

Income Tax Provision. The Company had a benefit for income taxes of $0.3 million for the nine months ended September 30, 2026 compared to a provision for income taxes of $6.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the Company recognized a $10.5 million valuation allowance release against its New York State and New York City deferred tax assets.

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

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$2,836,725	143,727	6.77%	$2,439,280	$118,913	6.52%
Securities (3)	346,223	9,474	3.66%	445,130	12,680	3.81%
Other (4)	136,792	4,617	4.51%	135,600	5,111	5.04%
Total interest-earning assets	3,319,740	157,818	6.36%	3,020,010	136,704	6.05%
Non-interest-earning assets	96,477			103,059
Total assets	$3,416,217			$3,123,069
Interest-bearing liabilities:
NOW/IOLA	$76,737	$397	0.69%	$73,034	$352	0.64%
Money market	1,029,534	28,120	3.65%	884,115	27,172	4.11%
Savings	120,029	87	0.10%	118,656	84	0.09%
Certificates of deposit	752,638	20,513	3.64%	754,531	21,689	3.84%
Total deposits	1,978,938	49,117	3.32%	1,830,336	49,297	3.60%
Borrowings	594,800	16,425	3.69%	536,851	15,530	3.87%
Total interest-bearing liabilities	2,573,738	65,542	3.40%	2,367,187	64,827	3.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand	239,239	—		199,978	—
Other non-interest-bearing liabilities	44,440	—		37,206	—
Total non-interest-bearing liabilities	283,679	—		237,184	—
Total liabilities	2,857,417	65,542		2,604,371	64,827
Total equity	558,800			518,698
Total liabilities and total equity	$3,416,217		3.40%	$3,123,069		3.66%
Net interest income		$92,276			$71,877
Net interest rate spread (5)			2.96%			2.39%
Net interest-earning assets (6)	$746,002			$652,823
Net interest margin (7)			3.72%			3.18%
Average interest-earning assets to interest-bearing liabilities			128.99%			127.58%

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

	For the Nine Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans (1)	$19,375	$5,439	$24,814
Securities (2)	(2,817)	(389)	(3,206)
Other	45	(539)	(494)
Total interest-earning assets	16,603	4,511	21,114
Interest-bearing liabilities:
NOW/IOLA	18	27	45
Money market	4,469	(3,521)	948
Savings	1	2	3
Certificates of deposit	(54)	(1,122)	(1,176)
Total deposits	4,434	(4,614)	(180)
Borrowings	1,676	(781)	895
Total interest-bearing liabilities	6,110	(5,395)	715
Change in net interest income	$10,493	$9,906	$20,399

(1)
Loans include loans and mortgage loans held for sale, at fair value.
(2)
Securities include available-for-sale securities and held-to-maturity securities.

Credit Quality

Total non-performing assets and accruing modifications to borrowers experiencing financial difficulty were $21.8 million at September 30, 2026 compared to $30.2 million at December 31, 2025 and $32.4 million at September 30, 2025.

During the three months ended September 30, 2026, a provision for credit loss of $3.2 million on loans was recorded, consisting of $2.0 million charged on the funded portion and $1.2 million charged on the unfunded portion on loans. During the three months ended September 30, 2025, a provision for credit loss of $1.4 million on loans was recorded, consisting of $0.9 million charged on the funded portion on loans and $0.5 million charged on the unfunded portion on loans.

During the nine months ended September 30, 2026, a provision for credit loss of $7.0 million on loans was recorded, consisting of $4.9 million charged on the funded portion and $2.1 million charged on the unfunded portion on loans. During the nine months ended September 30, 2025, a credit loss provision of $2.7 million on loans was recorded, consisting of $2.9 million charged on the funded portion on loans and offset by $0.2 million benefit on the unfunded portion on loans.

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

Net Interest Income Simulation Models. Management utilizes a respected, sophisticated third party designed asset liability modeling software that measures the Bank’s earnings through simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations over that same 12-month period. To limit interest rate risk, the Bank has policy guidelines for earnings risk which seek to limit the variance of net interest income under instantaneous changes to interest rates. As of September 30, 2026, in the event of an instantaneous upward and downward change in rates from management's interest rate forecast over the next twelve months, assuming a static balance sheet, the following estimated changes are calculated:

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)
+400	$122,836	(10.97%)
+300	126,530	(8.29%)
+200	130,358	(5.52%)
+100	134,119	(2.79%)
Level	137,975	— %
-100	140,308	1.69%
-200	143,058	3.68%
-300	145,661	5.57%
-400	148,934	7.94%

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

At September 30, 2026, the earnings simulation model indicated that the Bank was in compliance with the Board of Directors approved Interest Rate Risk Policy.

Economic Value of Equity Model. While earnings simulation modeling attempts to determine the impact of a changing rate environment to net interest income, the Economic Value of Equity Model (“EVE”) measures estimated changes to the economic values of assets, liabilities and off-balance sheet items as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. Rates are then shocked as prescribed by the Interest Rate Risk Policy to measure the sensitivity in EVE values for each of those shocked rate scenarios versus the base case. The Interest Rate Risk Policy sets limits for those sensitivities. At September 30, 2026, the EVE modeling calculated the following estimated changes in EVE due to instantaneous upward and downward changes in rates:

				EVE as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in			Increase
Change in Interest	Estimated	EVE		EVE	(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$466,678	$(118,350)	(20.23%)	13.78%	(2,023)
+300	493,572	(91,456)	(15.63%)	14.36%	(1,563)
+200	522,599	(62,429)	(10.67%)	14.98%	(1,067)
+100	553,547	(31,481)	(5.38%)	15.63%	(538)
Level	585,028	—	—%	16.26%	—
-100	613,361	28,333	4.84%	16.77%	484
-200	644,371	59,343	10.14%	17.31%	1,014
-300	675,171	90,143	15.41%	17.80%	1,541
-400	718,604	133,576	22.83%	18.52%	2,283

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

At September 30, 2026, the EVE model indicated that the Bank was in compliance with the Board of Directors’ approved Interest Rate Risk Policy.

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

On September 18, 2024, the Federal Reserve announced that the target range for the federal funds rate decreased by 50 basis points to 4.75% to 5.00% effective on September 19, 2024. It marked the first rate cut in over four years and signaled a shift in strategy aimed at bolstering the economy and preventing a rise in unemployment. In November 2024, the Federal Reserve lowered the target range by 25 basis points to 4.50% to 4.75% and in December 2024 another 25 basis points to 4.25% to 4.50%. The Federal Reserve reduced the federal funds rate by 25 basis points each in September 2025, October 2025 and December 2025, resulting in the federal funds rate range of 3.50% to 3.75%. At its January 2026, March 2026, April 2026, June 2026 and July 2026 meetings, the Federal Reserve kept its interest rate steady at 3.50% to 3.75%. On September 16, 2026, the Federal Reserve increased the federal funds rate by 25 basis points to 3.75% to 4.00%. Our net interest income may be negatively impacted if the demand for loans decreases due to the higher rates, alone or in tandem with higher inflation, or it may be negatively impacted if we fail to appropriately time adjustments to our funding costs and the rates we earn on our loans.

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

The following table sets forth the Company’s interest-earning assets and its interest-bearing liabilities at September 30, 2026, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2026, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.

	September 30, 2026
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$104,486	$104,486	$104,486	$104,486	$—	$104,486	$27,725	$132,211
Securities (1)	23,726	38,141	61,613	178,243	158,046	336,289	(15,638)	320,651
Placement with banks	—	—	—	249	—	249	—	249
Net loans (includes LHFS)	826,164	1,183,815	1,608,620	2,999,566	112,329	3,111,895	(27,093)	3,084,802
FHLBNY stock	34,064	34,064	34,064	34,064	—	34,064	—	34,064
FRBNY stock	10,725	10,725	10,725	10,725	—	10,725	—	10,725
Other assets	—	—	—	—	—	—	103,975	103,975
Total	$999,165	$1,371,231	$1,819,508	$3,327,333	$270,375	$3,597,708	$88,969	$3,686,677
Liabilities:
Non-maturity deposits	$111,348	$222,696	$445,392	$1,207,142	$345,039	1,552,181	$(25,467)	$1,526,714
Certificates of deposit	333,232	490,287	739,025	840,877	—	840,877	117	840,994
Borrowings	275,000	275,000	487,000	696,100	—	696,100	—	696,100
Other liabilities	—	—	—	—	—	—	44,609	44,609
Total liabilities	719,580	987,983	1,671,417	2,744,119	345,039	3,089,158	19,259	3,108,417
Capital	—	—	—	—	—	—	578,260	578,260
Total liabilities and capital	$719,580	$987,983	$1,671,417	$2,744,119	$345,039	$3,089,158	$597,519	$3,686,677
Asset/liability gap	$279,585	$383,248	$148,091	$583,214	$(74,664)	$508,550
Gap/total assets ratio	7.58%	10.40%	4.02%	15.82%	-2.03%	13.79%

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

	December 31, 2025
	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Five Years	Five Years Plus	Total Earning Assets & Costing Liabilities	Non Earning Assets & Non Costing Liabilities	Total
	(Dollars in thousands)
Assets:
Interest-bearing deposits in banks	$97,643	$97,643	$97,643	$97,643	$—	$97,643	$28,511	$126,154
Securities (1)	27,429	37,828	63,963	235,594	143,993	379,587	(14,409)	365,178
Placement with banks	—	—	—	249	—	249	—	249
Net loans (includes LHFS)	784,821	1,022,289	1,454,001	2,568,380	53,141	2,621,521	(18,875)	2,602,646
FHLBNY stock	29,309	29,309	29,309	29,309	—	29,309	—	29,309
FRBNY stock	10,698	10,698	10,698	10,698	—	10,698	—	10,698
Other assets	—	—	—	—	—	—	89,736	89,736
Total	$949,900	$1,197,767	$1,655,614	$2,941,873	$197,134	$3,139,007	$84,963	$3,223,970
Liabilities:
Non-maturity deposits	$79,323	$158,647	$317,295	$975,246	$375,933	$1,351,179	$(9,047)	$1,342,132
Certificates of deposit	283,828	450,633	594,370	704,503	—	704,503	—	704,503
Borrowings	75,000	75,000	225,000	596,100	—	596,100	—	596,100
Other liabilities	—	—	—	—	—	—	39,686	39,686
Total liabilities	438,151	684,280	1,136,665	2,275,849	375,933	2,651,782	30,639	2,682,421
Capital	—	—	—	—	—	—	541,549	541,549
Total liabilities and capital	$438,151	$684,280	$1,136,665	$2,275,849	$375,933	$2,651,782	$572,188	$3,223,970
Asset/liability gap	$511,749	$513,487	$518,949	$666,024	$(178,799)	$487,225
Gap/total assets ratio	15.87%	15.93%	16.10%	20.66%	-5.55%	15.11%

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

Although maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. The most liquid assets are cash and interest-bearing deposits in banks. The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period. The Bank had $646.1 million and $596.1 million of outstanding term advances from FHLBNY at September 30, 2026 and December 31, 2025, respectively. The Bank had one overnight line of credit advance in the amount of $50.0 million from the FHLBNY at September 30, 2026 and no overnight line of credit advance from the FHLBNY at December 31, 2025.

Net cash provided by operating activities was $35.4 million and $20.7 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, net purchase and redemption of FHLBNY stock, purchase of FRB stock and purchase of equipment offset by principal collections on loans and proceeds from maturities, calls and principal repayments on securities was ($449.8) million and ($106.0) million for the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by financing activities, consisting of activities in borrowing, deposit accounts, dividends paid on preferred stock and exercises of stock options, was $420.5 million and $92.1 million for the nine months ended September 30, 2026 and 2025, respectively.

At September 30, 2026 and December 31, 2025, all regulatory capital requirements were met, resulting in the Company and the Bank being categorized as well capitalized. Management is not aware of any conditions or events that would change this categorization.

Material Cash Requirements

Commitments. As a financial services provider, the Company routinely is a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. Although these contractual obligations represent the Company’s future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans originated. At September 30, 2026 and December 31, 2025, the Company had outstanding commitments to originate loans and extend credit of $805.5 million and $481.7 million, respectively.

It is anticipated that the Company will have sufficient funds available to meet its current lending commitments. Certificates of deposit that are scheduled to mature in 2026 totaled $333.2 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLBNY advances, FRBNY advances, unsecured credit lines with correspondent banks, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Dividend on Preferred Stock. Pursuant to the terms of its Preferred Stock, the Company is required to pay a quarterly dividend on its Preferred Stock, beginning during the quarter ended June 30, 2024. The floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%, based on achievement of certain qualified lending targets. For any quarterly dividends through June 15, 2027, the Company is required to pay quarterly dividends on the Preferred Stock at a rate of 0.50%. In June 2024, the Company began paying dividends on its Preferred Stock, which dividends were $0.8 million for both the nine months ended September 30, 2026 and 2025.

Other Material Cash Requirements. In addition to contractual obligations, the Company’s material cash requirements also includes compensation and benefits expenses for its employees, which were $28.2 million for the nine months ended September 30, 2026. The Company also has material cash requirements for occupancy and equipment expenses, excluding depreciation and amortization of $1.5 million, related to rental expenses, general maintenance and cleaning supplies, guard services, software licenses and other miscellaneous expenses, which were $9.9 million for the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk”.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the three months ended September 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceeding occurring in the ordinary course of business. At September 30, 2026, the Company was not involved in any legal proceedings the outcome of which management believes would be material to its financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Ponce Financial Group, Inc. (Registrant)

Date: November 4, 2026	By:	/s/ Carlos P. Naudon
Carlos P. Naudon
President and Chief Executive Officer

Date: November 4, 2026	By:	/s/ Sergio J. Vaccaro
Sergio J. Vaccaro
Executive Vice President and Chief Financial Officer